Form 10-Q
period 2016-06-30
Bancorp 34, Inc.
filed 2016-09-01
CIK 1668340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 333-211820

Bancorp 34, Inc.

(Exact name of registrant as specified in its charter)

Maryland	81-3387313
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

500 East 10th Street, Alamogordo, New Mexico	88310
(Address of Principal Executive Offices)	Zip Code

(575) 437-9334
(Registrant’s telephone number)

N/A
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

(1) YES ☒ NO ☐ (2) YES ☐ NO ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒ NO ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of August 25, 2016 were 0.

EXPLANATORY NOTE

Bancorp 34, Inc., a Maryland corporation (the “Company”), was formed to serve as the stock holding company for Bank 34 as part of the mutual-to-stock conversion of AF Mutual Holding Company. As of June 30, 2016, the conversion had not been completed, and, as of that date, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, for informational purposes, the Quarterly Report for the quarter ended June 30, 2016 of Alamogordo Financial Corp., the current stock holding company for Bank 34, is attached as Exhibit 99.1 to this Quarterly Report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Not applicable. Please see the Explanatory Note.

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Not applicable. Please see the Explanatory Note.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable. Please see the Explanatory Note.

Item 4. Controls and Procedures

a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

b) Changes in Internal Controls over Financial Reporting During the quarter ended June 30, 2016, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable. Please see the Explanatory Note.

Item 1A. Risk Factors

Not applicable. Please see the Explanatory Note.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable. Please see the Explanatory Note.

Item 3. Defaults Upon Senior Securities

Not applicable. Please see the Explanatory Note.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Quarterly Report on Form 10-Q of Alamogordo Financial Corp. for the Quarter Ended June 30, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bancorp 34

Date:	September 1, 2016	/s/ Jill Gutierrez
Jill Gutierrez
Chief Executive Officer

Date:	September 1, 2016	/s/ Jan R. Thiry
Jan R. Thiry
Executive Vice President and Chief Financial Officer