Form 10-Q
period 2016-09-30
Bancorp 34, Inc.
filed 2016-11-15
CIK 1668340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 001-37912

Bancorp 34, Inc.

(Exact name of registrant as specified in its charter)

Maryland	74-2819148
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

500 East 10th Street, Alamogordo, New Mexico	88310
(Address of Principal Executive Offices)	Zip Code

(575) 437-9334

(Registrant’s telephone number)

______________________________________________________________

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

YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒   NO ☐

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

Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of November 10, 2016 were 3,438,190.

Bancorp 34, Inc.
FORM 10-Q

BANCORP 34, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015

ASSETS
Cash and due from banks	$2,978,490	$5,959,864
Interest-bearing deposits with banks	19,370,000	13,865,000
Total cash and cash equivalents	22,348,490	19,824,864

Loans held for investment	222,384,617	194,031,590
Allowance for loan losses	(2,200,180)	(1,894,196)
Loans held for investment, net	220,184,437	192,137,394

Loans held for sale	29,254,222	11,380,627
Available-for-sale securities	31,913,913	28,630,551
Other real estate	-	306,000
Premises and equipment, net	9,605,409	9,801,328
Stock in financial institutions	3,528,261	1,546,847
Accrued interest receivable	781,521	698,904
Bank owned life insurance	5,449,462	5,355,013
Core deposit intangible	299,732	362,780
Prepaid and other assets	4,739,555	940,099

TOTAL ASSETS	$328,105,002	$270,984,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$33,383,850	$37,969,000
Savings and NOW deposits	149,628,757	113,624,419
Time deposits	61,297,278	74,106,894
Total deposits	244,309,885	225,700,313

Federal Home Loan Bank advances	49,000,000	13,000,000
Escrows	483,943	277,370
Accrued interest and other liabilities	3,325,430	2,363,000
Total liabilities	297,119,258	241,340,683

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, $0.10 par value; 20,000,000 shares authorized,	168,513	168,513
1,685,132 issued, 1,679,500 outstanding at
September 30, 2016 and December 31, 2015.
Additional paid-in capital	9,723,236	9,713,894
Retained earnings	21,480,018	20,404,880
Accumulated other comprehensive income (loss)	4,265	(216,047)
Treasury stock, at cost; 5,632 shares	(139,332)	(139,332)
Unearned employee stock ownership plan (ESOP) shares	(250,956)	(288,184)
Total stockholders’ equity	30,985,744	29,643,724

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$328,105,002	$270,984,407

The notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Interest income
Interest and fees on loans	$3,333,737	$2,925,824	$9,469,550	$8,396,366
Interest on securities	113,849	106,597	355,716	399,409
Interest on other interest-earning assets	24,345	7,772	63,524	60,321
Total interest income	3,471,931	3,040,193	9,888,790	8,856,096

Interest expense
Interest on deposits	368,437	339,220	1,098,207	1,008,730
Interest on borrowings	73,968	19,516	98,663	46,248
Total interest expense	442,405	358,736	1,196,870	1,054,978

Net interest income	3,029,526	2,681,457	8,691,920	7,801,118
Provision for loan losses	155,000	125,000	306,000	300,000

Net interest income after provision for loan losses	2,874,526	2,556,457	8,385,920	7,501,118

Noninterest income
Gain on sale of loans	3,241,642	1,180,097	7,525,079	3,231,290
Service charges and fees	89,847	77,239	282,965	187,771
Gain (Loss) on sale and impairments of other real estate	3,233	(205,863)	(89,779)	(405,863)
Gain (Loss) on sale of securities	-	20,214	-	6,414
Bank owned life insurance income	43,676	33,267	129,989	98,709
Other	17,659	30,511	94,570	109,243
Total noninterest income	3,396,057	1,135,465	7,942,824	3,227,564

Noninterest expense
Salaries and benefits	3,636,894	2,059,732	9,467,031	5,894,934
Occupancy	469,075	367,259	1,373,718	1,201,738
Data processing fees	537,456	446,072	1,503,367	1,180,625
FDIC and other insurance expense	66,701	66,196	163,901	177,454
Professional fees	356,333	200,538	1,096,565	657,331
Merger-related expenses	-	-	-	99,577
Advertising	65,318	68,866	180,520	172,087
Net other real estate expenses	347	521	3,651	14,275
Other	527,829	354,325	1,422,853	1,104,777
Total noninterest expense	5,659,953	3,563,509	15,211,606	10,502,798

Income before income taxes	610,629	128,413	1,117,138	225,885
Provision for income taxes	27,000	-	42,000	-

NET INCOME	583,629	128,413	1,075,138	225,885

Other comprehensive income
Unrealized gain (loss) on available-for-sale securities	(85,785)	127,844	220,312	73,987

COMPREHENSIVE INCOME	$497,844	$256,257	$1,295,450	$299,872

Income per common share:
Basic	$0.35	$0.08	$0.65	$0.13
Diluted	$0.35	$0.08	$0.65	$0.13

The notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated
				Other
		Additional		Comprehensive		Unearned	Total
	Common	Paid-In	Retained	Income	Treasury	ESOP	Stockholders’
	Stock	Capital	Earnings	(Loss)	Stock	Shares	Equity

BALANCE, DECEMBER 31, 2014	$168,552	$9,714,459	$20,084,266	$(148,446)	$(139,332)	$(343,168)	$29,336,331

Net income	-	-	225,885	-	-	-	225,885
Unrealized gain on available-for-sale securities	-	-	-	73,987	-	-	73,987
Amortization of ESOP award	-	(749)	-	-	-	41,238	40,489
Other	(39)	39	-	-	-	-	-

BALANCE, SEPTEMBER 30, 2015	$168,513	$9,713,749	$20,310,151	$(74,459)	$(139,332)	$(301,930)	$29,676,692

BALANCE, DECEMBER 31, 2015	$168,513	$9,713,894	$20,404,880	$(216,047)	$(139,332)	$(288,184)	$29,643,724

Net income	-	-	1,075,138	-	-	-	1,075,138
Unrealized gain on available-for-sale securities	-	-	-	220,312	-	-	220,312
Amortization of ESOP award	-	9,342	-	-	-	37,228	46,570

BALANCE, SEPTEMBER 30, 2016	$168,513	$9,723,236	$21,480,018	$4,265	$(139,332)	$(250,956)	$30,985,744

The notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$1,075,138	$225,885
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	462,236	481,459
Stock dividend on financial institution stock	(10,614)	(6,112)
Loss on sale and impairments of other real estate	89,779	405,863
Amortization of premiums and discounts on securities, net	415,573	470,861
ESOP expense	46,570	40,489
Amortization of core deposit intangible	63,048	80,845
Gain on sale of available-for-sale securities	-	(6,414)
Gain on sale of loans	(7,525,079)	(3,231,290)
Proceeds from sale of loans held for sale	200,814,873	111,895,180
Funding of loans held for sale	(203,873,331)	(110,106,173)
Provision for loan losses	306,000	300,000
Net increase in bank-owned life insurance	(94,448)	(98,709)
Changes in operating assets and liabilities:
Accrued interest receivable	(82,617)	(48,492)
Prepaid and other assets	(3,799,456)	(181,172)
Accrued interest and other liabilities	687,933	(620,459)
Other	-	23,365
Net cash used for operating activities	(11,424,395)	(374,874)

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	4,978,150	5,081,993
Proceeds from sales of available-for-sale securities	-	2,799,336
Purchases of available-for-sale securities	(8,456,771)	(9,742,836)
Net change in loans held for investment	(35,564,164)	(22,894,381)
Purchases of premises and equipment	(266,317)	(368,756)
(Purchase) redemption of stock in financial institutions	(1,970,800)	366,200
Net proceeds from sales of other real estate	411,778	24,454
Net cash used for investing activities	(40,868,124)	(24,733,990)

Cash flows from financing activities
Net change in deposits	18,609,572	10,268,554
Net change in escrows	206,572	126,257
Net change in Federal Home Loan Bank advances	36,000,000	11,000,000
Net cash provided by financing activities	54,816,144	21,394,811

Net (decrease) increase in cash and cash equivalents	2,523,625	(3,714,053)

Cash and cash equivalents, beginning of period	19,824,864	14,823,973

Cash and cash equivalents, end of period	$22,348,490	$11,109,920

Supplemental disclosures:
Interest on deposits and advances paid	$1,240,123	$1,059,325
Income taxes paid	$42,000	$-
Noncash investing and financing activities:
Transfers of loans to other real estate	$195,558	$28,317

The notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Alamogordo Financial Corp. (“AFC”) was a savings and loan holding company that owned 100% of Bank 34 (the “Bank”). On June 30, 2008, the Bank changed its name from Alamogordo Federal Savings and Loan Association to Bank 34. Alamogordo Financial Corp. was incorporated on April 30, 1997 and was a majority-owned subsidiary of AF Mutual Holding Company. As of September 30, 2016, AF Mutual Holding Company owned 54.7% of AFC’s outstanding shares of common stock.

On March 7, 2016, the Boards of Directors of AF Mutual Holding, AFC and the Bank unanimously adopted a Plan of Conversion (the “Plan”). Effective October 11, 2016, pursuant to the Plan, AF Mutual Holding Company converted from the mutual holding company form of organization to the fully public form.  AF Mutual Holding Company was merged into AFC, and AF Mutual Holding Company now ceases to exist.  AFC then merged into a new Maryland corporation named Bancorp 34, Inc. (“Bancorp 34”).  As part of the conversion, AF Mutual Holding Company’s ownership interest in the AFC was offered for sale in a public offering.  The existing publicly held shares of the AFC, which represented the remaining ownership interest in AFC, were exchanged for new shares of common stock of the new Maryland corporation. Because the conversion occurred after September 30, 2016, the financial information included in this quarterly report is that of AFC. In connection with the second step conversion stock offering, cash of $27.4 million from stock subscription deposits were received in the third quarter of 2016 and is included in savings and NOW deposits as of September 30, 2016.

The Bank provides a variety of banking services to individuals and businesses through its full-service branches in Alamogordo and Las Cruces, New Mexico, and Scottsdale and Peoria, Arizona. The Bank also operates eight loan production offices in El Paso, Texas, Phoenix and Tubac, Arizona, Albuquerque, New Mexico, Kirkland and Puyallup, Washington, Medford, Oregon, and Littleton, Colorado. The loan production offices in Kirkland and Puyallup, Washington, Medford, Oregon, Tubac, Arizona, and Littleton, Colorado were opened in 2016.

A large portion of the Bank’s New Mexico loans are secured by real estate in Otero and Dona Ana Counties. The economy for these counties is heavily dependent on two U.S. Government military installations located in those counties. Accordingly, the ultimate collectability of the Bank’s New Mexico loans are susceptible to changes in U.S. Government military operations in southern New Mexico.

The primary deposit products are demand deposits, certificates of deposit, NOW, savings and money market accounts. The primary lending products are real estate mortgage loans and commercial loans. The Bank is subject to competition from other financial institutions, regulation by certain federal agencies and undergoes periodic examinations by regulatory authorities.

Rising and falling interest rate environments can have various impacts on the Bank’s net interest income, depending on the short-term interest rate gap that the Bank maintains. The Bank’s net interest income is also affected by prepayments of loans and early withdrawals of deposits.

Basis of Presentation – The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations at the dates and for the periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations for the full fiscal year. This information should be read in conjunction with AFC’s Annual Report on Form 10-K for the year ended December 31, 2015.

Basis of Consolidation – The consolidated financial statements include the accounts of Bancorp 34 and the Bank. All significant intercompany accounts and transactions have been eliminated.

Reclassifications – Certain reclassifications have been made to prior periods financial information to conform to the current period presentation.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include, but are not limited to, allowance for loan losses, useful lives used in depreciation and amortization, deferred income taxes and related valuation allowance, valuation of other real estate and core deposit intangibles.

Subsequent Events – Subsequent events have been evaluated through the date the consolidated financial statements were issued.

Summary of Recent Accounting Pronouncements:

Debt Issuance Costs - In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). This update requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt and would be applied using a retrospective approach. This guidance is effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other companies, including emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU 2015-03 did not have a material impact on the company’s financial statements.

Business Combinations - In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective for public companies prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. For all other companies, including emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The adoption of ASU 2015-16 did not have a material impact on the company’s financial statements.

Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for public companies for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. For all other companies, including emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.

Credit Losses - In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to create credit loss estimates. The new guidance is effective for public companies that are U.S. Securities and Exchange Commission filers for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. For all other public companies, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other companies, including emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The guidance is required to be applied by the modified retrospective approach. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.

NOTE 2 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities have been classified in the consolidated balance sheets according to management’s intent at September 30, 2016 and December 31, 2015. The carrying amount of such securities and their approximate fair values were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2016
Available-for-sale securities
Mortgage-backed securities	$27,211,704	$111,491	$(149,211)	$27,173,984
U.S. Government agencies	2,849,113	24,864	(5,123)	2,868,854
Municipal obligations	1,848,831	22,512	(268)	1,871,075

	$31,909,648	$158,867	$(154,602)	$31,913,913

December 31, 2015
Available-for-sale securities
Mortgage-backed securities	$23,449,558	$52,498	$(231,560)	$23,270,496
U.S. Government agencies	3,498,469	10,429	(50,085)	3,458,813
Municipal obligations	1,898,571	3,317	(646)	1,901,242

	$28,846,598	$66,244	$(282,291)	$28,630,551

Proceeds from the sale of available-for-sale securities and resulting net gains and net losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Proceeds from sale	$-	$513,136	$-	$2,799,336
Gains, net	$-	$20,214	$-	$6,414

The last sale of available-for-sale securities was in the third quarter of 2015.

Amortized cost and fair value of securities by contractual maturity as of September 30, 2016 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at September 30, 2016 were as follows:

	September 30, 2016
	Amortized	Fair
	Cost	Value

Due in one year or less	$122,608	$122,859
Due after one to five years	30,378,042	30,369,099
Due after five to ten years	1,408,998	1,421,955
Due after ten years	-	-

Totals	$31,909,648	$31,913,913

At September 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At September 30, 2016 and December 31, 2015, mortgage-backed securities included collateralized mortgage obligations of $8.9 million and $5.9 million, respectively, which are backed by single-family mortgage loans. The company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position.

	September 30, 2016
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$7,726,061	$(54,471)	$6,687,786	$(94,740)	$14,413,847	$(149,211)
U.S. Government agencies	1,230,105	(5,123)	-	-	1,230,105	(5,123)
Municipal obligations	20,052	(268)	-	-	20,052	(268)

Total temporarily impaired
securities	$8,976,218	$(59,862)	$6,687,786	$(94,740)	$15,664,004	$(154,602)

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$13,002,963	$(133,816)	$5,833,352	$(97,744)	$18,836,315	$(231,560)
U.S. Government agencies	1,242,250	(6,715)	1,477,876	(43,370)	2,720,126	(50,085)
Municipal obligations	35,541	(646)	-	-	35,541	(646)

Total temporarily impaired
securities	$14,280,754	$(141,177)	$7,311,228	$(141,114)	$21,591,982	$(282,291)

At September 30, 2016, all of the government agencies and mortgage-backed securities held by the company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the company does not consider these securities to be other-than-temporarily impaired at September 30, 2016 or December 31, 2015.

Loans and securities carried at approximately $125.0 million at September 30, 2016 were pledged to secure FHLB advances. In addition, securities carried at approximately $4.0 million at September 30, 2016 were pledged to secure public deposits.

NOTE 3 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$176,357,742	79.0%	$146,643,998	75.3%
One- to four-family residential real estate	28,159,898	12.6%	31,412,437	16.1%
Commercial and industrial	8,702,704	3.9%	10,235,492	5.3%
Consumer and other	9,950,725	4.5%	6,428,765	3.3%
Total gross loans	223,171,069	100.0%	194,720,692	100.0%
Unamortized loan fees	(786,452)		(689,102)
Loans held for investment	222,384,617		194,031,590
Allowance for loan losses	(2,200,180)		(1,894,196)
Loans held for investment, net	$220,184,437		$192,137,394

At September 30, 2016 and December 31, 2015 commercial real estate loans include construction loans of $11.0 million and $7.8 million, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016
	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Allowance for loan losses
Ending balance: individually
evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively
evaluated for impairment	1,454,207	550,516	142,085	53,372	2,200,180

Total	$1,454,207	$550,516	$142,085	$53,372	$2,200,180

Gross loans
Ending balance: individually
evaluated for impairment	$3,313,380	$1,149,940	$1,012,706	$21,020	$5,497,046
Ending balance: collectively
evaluated for impairment	173,044,362	27,009,958	7,689,998	9,929,705	217,674,023
Ending balance: loans acquired with
deteriorated credit quality	-	-	-	-	-
Total	$176,357,742	$28,159,898	$8,702,704	$9,950,725	$223,171,069

	As of December 31, 2015
	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Allowance for loan losses
Ending balance: individually
evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively
evaluated for impairment	1,136,458	656,089	63,527	38,122	1,894,196

Total	$1,136,458	$656,089	$63,527	$38,122	$1,894,196

Gross loans
Ending balance: individually
evaluated for impairment	$2,221,619	$1,830,826	$354,208	$-	$4,406,653
Ending balance: collectively
evaluated for impairment	144,422,379	29,581,611	9,881,284	6,428,765	190,314,039
Ending balance: loans acquired with
deteriorated credit quality	-	-	-	-	-
Total	$146,643,998	$31,412,437	$10,235,492	$6,428,765	$194,720,692

The following is a summary of activities for the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Beginning balance	$2,152,565	$2,068,148	$1,894,196	$1,707,282

Provision for loan losses	155,000	125,000	306,000	300,000

Charge-offs:
Commercial real estate	-	-	-	-
One- to four-family residential real estate	(107,385)	(339,352)	(118,141)	(339,352)
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	(160)
Total charge-offs	(107,385)	(339,352)	(118,141)	(339,512)

Recoveries:
Commercial real estate	-	-	116,125	183,546
One- to four-family residential real estate	-	-	2,000	2,400
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	80
Total recoveries	-	-	118,125	186,026
Net charge-offs	(107,385)	(339,352)	(16)	(153,486)

Ending balance	$2,200,180	$1,853,796	$2,200,180	$1,853,796

Nonperforming Assets – The following tables present an aging analysis of the recorded investment of past due loans as of September 30, 2016 and December 31, 2015. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per company policy, loans past due 90 days or more no longer accrue interest.

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

September 30, 2016
Commercial real estate	$-	$-	$-	$-	$176,357,742	$176,357,742
One- to four-family residential real estate	-	133,172	541,248	674,420	27,485,478	28,159,898
Commercial and industrial	-	-	350,094	350,094	8,352,610	8,702,704
Consumer and other	-	-	-	-	9,950,725	9,950,725

Totals	$-	$133,172	$891,342	$1,024,514	$222,146,555	$223,171,069

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

December 31, 2015
Commercial real estate	$-	$-	$-	$-	$146,643,998	$146,643,998
One- to four-family residential real estate	314,541	173,467	788,159	1,276,167	30,136,270	31,412,437
Commercial and industrial	-	-	-	-	10,235,492	10,235,492
Consumer and other	-	-	-	-	6,428,765	6,428,765

Totals	$314,541	$173,467	$788,159	$1,276,167	$193,444,525	$194,720,692

The following table sets forth nonaccrual loans and other real estate at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015

Nonaccrual loans
Commercial real estate	$-	$-
One- to four-family residential real estate	876,632	1,489,851
Commercial and industrial	350,094	354,208
Consumer and other	-	-
Total nonaccrual loans	1,226,726	1,844,059

Other real estate (ORE)	-	306,000

Total nonperforming assets	$1,226,726	$2,150,059

Nonperforming assets to gross loans held for investment and ORE	0.55%	1.10%
Nonperforming assets to total assets	0.37%	0.79%

There was no other real estate at September 30, 2016 and one commercial property at December 31, 2015, which was sold at a loss of $93,000 in June 2016.

Credit Quality Indicators – The following table represents the credit exposure by internally assigned grades at September 30, 2016 and December 31, 2015. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

	As of September 30, 2016
	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$172,518,548	$26,943,930	$7,611,555	$9,929,705	$217,003,738
Special mention	525,814	66,028	78,443	-	670,285
Substandard	3,313,380	1,149,940	716,706	21,020	5,201,046
Doubtful	-	-	296,000	-	296,000
Loss	-	-	-	-	-

Totals	$176,357,742	$28,159,898	$8,702,704	$9,950,725	$223,171,069

	As of December 31, 2015
	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$142,560,320	$29,434,236	$9,785,619	$6,428,765	$188,208,940
Special mention	1,862,059	147,375	95,665	-	2,105,099
Substandard	2,221,619	1,830,826	-	-	4,052,445
Doubtful	-	-	354,208	-	354,208
Loss	-	-	-	-	-

Totals	$146,643,998	$31,412,437	$10,235,492	$6,428,765	$194,720,692

The Bank’s internally assigned grades are as follows:

Pass – Strong credit with no existing or known potential weaknesses deserving of management’s close attention.

Special Mention – Potential weaknesses that deserve management’s close attention. Borrower and guarantor’s capacity to meet all financial obligations is marginally adequate or deteriorating.

Substandard – Inadequately protected by the paying capacity of the Borrower and/or collateral pledged. The borrower or guarantor is unwilling or unable to meet loan terms or loan covenants for the foreseeable future.

Doubtful – All the weakness inherent in one classified as substandard with the added characteristic that those weaknesses in place make the collection or liquidation in full, on the basis of current conditions, highly questionable and improbable.

Loss – Considered uncollectible or no longer a bankable asset. This classification does not mean that the asset has absolutely no recoverable value. In fact, a certain salvage value is inherent in these loans. Nevertheless, it is not practical or desirable to defer writing off a portion or whole of a perceived asset even though partial recovery may be collected in the future.

Impaired Loans – The following table includes the recorded investment and unpaid principal balances, net of charge-offs for impaired loans with the associated allowance amount, if applicable. Management determined the allocated allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the allocated allowance recorded.

	As of September 30, 2016
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$-	$-	$-	$-
One- to four-family residential real estate	876,632	876,632	-	965,656
Commercial and industrial	350,094	350,094	-	355,880
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$-	$-	$-	$-
One- to four-family residential real estate	876,632	876,632	-	965,656
Commercial and industrial	350,094	350,094	-	355,880
Consumer and other	-	-	-	-

	As of December 31, 2015
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$-	$-	$-	$-
One- to four-family residential real estate	1,489,851	1,489,851	-	1,949,279
Commercial and industrial	354,208	354,208	-	733,940
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$-	$-	$-	$-
One- to four-family residential real estate	1,489,851	1,489,851	-	1,949,279
Commercial and industrial	354,208	354,208	-	733,940
Consumer and other	-	-	-	-

During the nine months ended September 30, 2016 and 2015, no interest income was recognized on these loans as interest collected was credited to loan principal.

Certain loans within the company’s loan and ORE portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at September 30, 2016 and December 31, 2015.

Troubled Debt Restructurings – Restructured loans are considered “troubled debt restructurings” if due to the borrower’s financial difficulties, the Bank has granted a concession that they would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, rates, or a combination of the two. All troubled debt restructurings placed on nonaccrual status must show no less than six consecutive months of repayment performance by the borrower in accordance with contractual terms to return to accrual status. Once a loan has been identified as a troubled debt restructuring, it will continue to be reported as such until the loan is paid in full.

There were no troubled debt restructurings as of September 30, 2016 or December 31, 2015.

In the normal course of business, the company may modify a loan for a credit worthy borrower where the modified loan is not considered a troubled debt restructuring. In these cases, the modified terms are consistent with loan terms available to credit worthy borrowers and within normal loan pricing. The modifications to such loans are done according to existing underwriting standards which include review of historical financial statements, including current interim information if available, an analysis of the causes of the borrower’s decline in performance, and projections intended to assess repayment ability going forward.

NOTE 4 – CORE DEPOSIT INTANGIBLE

The gross carrying value and accumulated amortization of core deposit intangible is as follows:

	September 30,	December 31,
	2016	2015

Gross carrying value	$502,000	$502,000
Less accumulated amortization	(202,268)	(139,220)

Core deposit intangible	$299,732	$362,780

Amortization of core deposit intangible was $63,048 and $80,845 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 5 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Bank has outstanding commitments to extend credit and may have standby letters of credit, which are not included in the AFC consolidated financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments as it does for instruments that are included in the consolidated balance sheets.

Financial instruments whose contract amounts represent off-balance-sheet credit risk are as follows as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015

Commitments to originate and sell mortgage loans	$52,690,751	$15,661,263
Commitments to extend credit	33,260,525	18,695,121
Unused lines of credit	9,651,297	4,591,908

Totals	$95,602,573	$38,948,292

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies by and may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. There were no standby letters of credit at September 30, 2016 and December 31, 2015.

NOTE 6 – REGULATORY MATTERS

Bank 34 is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of September 30, 2016 and December 31, 2015, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

As of September 30, 2016, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2016:
(Dollars in thousands)

Total Capital
(to Risk-Weighted Assets)	$33,007	14.35%	$18,401	>8.00%	$23,000	>10.00%

Tier I Capital
(to Risk-Weighted Assets)	$30,768	13.38%	$13,797	>6.00%	$18,400	>8.00%

Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$30,768	13.38%	$10,348	>4.50%	$14,950	>6.50%

Tier I Capital
(to Average Assets)	$30,768	9.91%	$12,419	>4.00%	$15,518	>5.00%

As of December 31, 2015:
(Dollars in thousands)

Total Capital
(to Risk-Weighted Assets)	$31,584	16.93%	$14,928	>8.00%	$18,660	>10.00%

Tier I Capital
(to Risk-Weighted Assets)	$29,690	15.91%	$11,196	>6.00%	$14,928	>8.00%

Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$29,690	15.91%	$8,397	>4.50%	$12,129	>6.50%

Tier I Capital
(to Average Assets)	$29,690	11.06%	$10,742	>4.00%	$13,428	>5.00%

NOTE 7 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at September 30, 2016 and December 31, 2015.

Available-for-sale Securities – Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly-liquid government bonds, mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include certain collateralized mortgage and debt obligations and certain municipal securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain residual municipal securities and other less liquid securities.

Loans Held for Sale – The fair value of loans held for sale is based on quoted market prices from Freddie Mac. Freddie Mac quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

Other Real Estate – Other real estate is fair valued under Level 3 based on property appraisals less estimated disposition costs, which include both observable and unobservable inputs, at the time of transfer and as appropriate thereafter.

Loans Held for Investment – Loans held for investment are generally not recorded at fair value on a recurring basis. Periodically, the Bank records nonrecurring adjustments to the carrying value of these loans based on fair value measurements for loans subject to impairment. The fair value of impaired loans is typically determined using a combination of observable inputs, such as interest rates, contract terms, appraisals of collateral supporting the loan and recent comparable sales of similar properties, and unobservable inputs such as creditworthiness, disposition costs and underlying cash flows associated with the loan. Since the estimates of fair value utilized for loans also involve unobservable inputs, valuations of impaired loans have been classified as Level 3.

The following table sets forth by level, within the fair value hierarchy, the company’s assets at fair value:

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

September 30, 2016
Recurring basis
Mortgage-backed securities	$-	$27,173,984	$-	$27,173,984
U.S. Government agencies	-	2,868,854	-	2,868,854
Municipal obligations	-	1,871,075	-	1,871,075
Nonrecurring basis
Loans held for sale	-	29,254,222	-	29,254,222
Other real estate	-	-	-	-
Impaired loans	-	-	1,226,726	1,226,726

Totals	$-	$61,168,135	$1,226,726	$62,394,861

December 31, 2015
Recurring basis
Mortgage-backed securities	$-	$23,270,496	$-	$23,270,496
U.S. Government agencies	-	3,458,813	-	3,458,813
Municipal obligations	-	1,901,242	-	1,901,242
Nonrecurring basis
Loans held for sale	-	11,380,627	-	11,380,627
Other real estate	-	-	306,000	306,000
Impaired loans	-	-	1,844,059	1,844,059

Totals	$-	$40,011,178	$2,150,059	$42,161,237

The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Bank does not know whether the fair values shown represent values at which the respective financial instruments could be sold individually or in the aggregate.

The following tables present estimated fair values of the company’s financial instruments at September 30, 2016 and December 31, 2015.

			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
At September 30, 2016
Financial assets:
Cash and due from banks	$2,978	$2,978	$2,978	$-	$-
Interest-bearing deposits
with banks	19,370	19,370	19,370	-	-
Available-for-sale securities	31,914	31,914	-	31,914	-
Loans held for sale	29,254	29,254	-	29,254	-
Loans held for investment, net	220,184	220,048	-	-	220,048
Stock in financial institutions	3,528	3,528	-	3,528	-

Financial liabilities:
Demand deposits,
savings and NOW
deposits	183,013	179,872	179,872	-	-
Time deposits	61,297	61,325	-	61,325	-
Federal Home Loan Bank advances	49,000	49,042	-	49,042	-

At December 31, 2015
Financial assets:
Cash and due from banks	$5,960	$5,960	$5,960	$-	$-
Interest-bearing deposits
with banks	13,865	13,865	13,865	-	-
Available-for-sale securities	28,631	28,631	-	28,631	-
Loans held for sale	11,381	11,381	-	11,381	-
Loans held for investment, net	192,137	195,631	-	-	195,631
Stock in financial institutions	1,547	1,547	-	1,547	-

Financial liabilities:
Demand deposits,
savings and NOW
deposits	151,593	147,947	147,947	-	-
Time deposits	74,107	74,149	-	74,149	-
Federal Home Loan Bank advances	13,000	13,004	-	13,004	-

The following methods and assumptions were used to estimate the fair value of the additional classes of financial instruments shown:

Cash and Due from Banks, Interest-Bearing Deposits with Banks and Stock in Financial Institutions – The carrying amount approximates fair value.

Deposits and Federal Home Loan Bank (FHLB) Advances – Deposits include demand deposits, savings accounts, NOW accounts and money market deposits. The carrying amount approximates fair value. The fair value of fixed-maturity time deposits and FHLB advances is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits and advances of similar remaining maturities.

NOTE 8 – EARNINGS PER SHARE

Earnings Per Share – Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding. For earnings per share computations, unallocated ESOP shares are treated like treasury shares and not considered outstanding. The calculation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2015 excludes 18,020 shares issuable pursuant to outstanding stock options because their effect would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$583,629	$128,413	$1,075,138	$225,885

Weighted-average common shares outstanding applicable to basic EPS	1,662,105	1,679,500	1,662,105	1,679,500
Effect of dilutive potential common shares	1,695	-	1,279	-

Weighted-average common shares outstanding applicable to diluted EPS	1,663,800	1,679,500	1,663,384	1,679,500

Income per common share:
Basic	$0.35	$0.08	$0.65	$0.13
Diluted	$0.35	$0.08	$0.65	$0.13

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition at September 30, 2016 and December 31, 2015 and results of operations for the three and nine months ended September 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions. Because of these and other uncertainties, Bancorp 34’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. You should not place undue reliance on any forward-looking statements, which speak only as of the dates on which they were made. Bancorp 34 is not undertaking an obligation to update these forward-looking statements, even though its situation may change in the future, except as required under federal securities law. Bancorp 34 qualifies all of its forward-looking statements by these cautionary statements.

Recent Developments

On October 11, 2016, the conversion of AF Mutual Holding Company from the mutual holding company form of organization to the stock holding company form of organization was completed. Bancorp 34, Inc. became the new stock holding company for the Bank and sold 1,879,484 shares of common stock at $10.00 per share, for gross offering proceeds of $18.8 million in its stock offering.

Concurrent with the completion of the offering, shares of common stock of the Company owned by the public were exchanged for shares of Bancorp 34's common stock so that the Company's stockholders own approximately the same percentage of Bancorp 34’s common stock as they owned of the Company's common stock immediately prior to the conversion.  Stockholders of the Company received 2.0473 shares of Bancorp 34's common stock for each share of the Company's common stock they owned immediately prior to completion of the transaction.  Cash in lieu of fractional shares was paid based on the offering price of $10.00 per share. As a result of the offering and the exchange of shares, Bancorp 34 has 3,438,190 shares outstanding.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses, the evaluation of other-than-temporary impairment of investment securities, the valuation of and our ability to realize deferred tax assets and the measurement of fair values of financial instruments.

We qualify as an “emerging growth company” under the JOBS Act. An emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. We have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Allowance for Loan Losses. The allowance for loan losses is calculated with the objective of maintaining an allowance necessary to absorb credit losses inherent in the loan portfolio. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires an estimate of the loss content for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of collateral.

We have established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for loan losses. The allowance for loan losses is based on our current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for loan losses is established through a provision for loan losses based on our evaluation of the probable losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. Our evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

The allowance for loan losses consists primarily of specific allocations and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral, including adjustments for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting and payment history. We also analyze delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance. The principal assumption used in calculating the allowance for loan losses is the estimate of loss for each risk rating. Actual loan losses may be significantly more than the allowance we have established, which could have a material negative effect on our financial results.

Other-Than-Temporary Impairment. In estimating other-than-temporary impairment of investment securities, securities are evaluated on at least a quarterly basis, to determine whether a decline in their value is other-than-temporary. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not we intend to sell or expect that it is more likely than not that we will be required to sell the investment security prior to an anticipated recovery in fair value. Once a decline in value for a debt security is determined to be other than temporary, the other-than-temporary impairment is separated in (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).

Valuation of Deferred Tax Assets. In evaluating our ability to realize deferred tax assets, management considers all positive and negative information, including our past operating results and our forecast of future taxable income. In determining future taxable income, management utilizes a budget process that makes business assumptions and the implementation of feasible and prudent tax planning strategies. We also utilize a monthly forecasting tool to incorporate activity throughout the calendar year. These assumptions require us to make judgments about our future taxable income that are consistent with the plans and estimates we use to manage our business. The net deferred tax asset is offset by an equal valuation allowance. Any change in estimated future taxable income may result in a reduction of the valuation allowance against the deferred tax asset which would result in income tax benefit in the period.

Fair Value Measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  A three-level of fair value hierarchy prioritizes the inputs used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities; includes certain U.S. Treasury and other U.S. Government agency debt that is highly liquid and actively traded in over-the-counter markets.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. Tax-equivalent yield adjustments have not been made for tax-exempt securities, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	Three Months Ended September 30,
	2016			2015
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$236,806	$3,334	5.60%	$203,426	$2,926	5.71%
Interest-earning deposits	17,833	22	0.49%	7,486	4	0.21%
Securities	33,268	114	1.36%	31,860	107	1.33%
Federal Home Loan Bank stock	2,373	2	0.34%	1,146	3	1.04%
Other	383	-	0.00%	380	-	0.00%
Total interest-earning assets	290,663	3,472	4.75%	244,298	3,040	4.94%
Noninterest-earning assets	19,461			19,214
Total assets	$310,124			$263,512

Interest-bearing liabilities:
Checking, money market and savings accounts	$129,742	233	0.71%	$105,231	180	0.68%
Certificates of deposit	63,985	135	0.84%	76,886	159	0.82%
Total deposits	193,727	368	0.76%	182,117	339	0.74%
Advances from FHLB of Dallas	49,882	74	0.59%	22,500	20	0.34%
Total interest-bearing liabilities	243,609	442	0.72%	204,617	359	0.70%
Non-interest bearing deposits	32,378			26,807
Non-interest bearing liabilities	2,992			2,460
Total liabilities	278,979			233,884
Stockholders' equity	31,145			29,628
Total liabilities and stockholders' equity	$310,124			$263,512

Net interest income		$3,030			$2,681
Net interest rate spread (2)			4.03%			4.24%
Net interest-earning assets (3)	$47,054			$39,681

Net interest margin (4)			4.15%			4.35%
Average interest-earning assets to average interest-
bearing liabilities			119.32%			119.39%

(1)	Yield/Rate for the three-month periods have been annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

	Nine Months Ended September 30,
	2016			2015
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$219,646	$9,470	5.76%	$196,680	$8,396	5.71%
Interest-earning deposits	12,993	48	0.49%	6,452	11	0.23%
Securities	30,330	356	1.57%	33,443	399	1.60%
Federal Home Loan Bank stock	1,573	7	0.59%	1,094	36	4.36%
Other	383	8	2.79%	549	14	3.46%
Total interest-earning assets	264,925	9,889	4.99%	238,218	8,856	4.97%
Noninterest-earning assets	19,446			18,811
Total assets	$284,371			$257,029

Interest-bearing liabilities:
Checking, money market and savings accounts	$123,524	673	0.73%	$102,439	$519	0.68%
Certificates of deposit	68,555	425	0.83%	78,803	490	0.83%
Total deposits	192,079	1,098	0.76%	181,242	1,009	0.74%
Advances from FHLB of Dallas	23,670	99	0.56%	21,426	46	0.29%
Total interest-bearing liabilities	215,749	1,197	0.74%	202,668	1,055	0.70%
Non-interest bearing deposits	35,253			22,463
Non-interest bearing liabilities	2,721			2,498
Total liabilities	253,723			227,629
Stockholders' equity	30,648			29,400
Total liabilities and stockholders' equity	$284,371			$257,029

Net interest income		$8,692			$7,801
Net interest rate spread (2)			4.24%			4.27%
Net interest-earning assets (3)	$49,176			$35,550

Net interest margin (4)			4.38%			4.38%
Average interest-earning assets to average interest-
bearing liabilities			122.79%			117.54%

(1)	Yield/Rate for the nine-month periods have been annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Cash and cash equivalents increased $2.5 million, or 12.7%, to $22.3 million at September 30, 2016 from $19.8 million at December 31, 2015.

Loans held for investment increased $28.4 million, or 14.6%, to $222.4 million at September 30, 2016 from $194.0 million at December 31, 2015, due to organic growth. The increase was specifically due to an increase in commercial real estate loans, which increased $29.7 million, or 20.3%, to $176.4 million at September 30, 2016 from $146.6 million at December 31, 2015. During the nine months ended September 30, 2016, commercial real estate loans increased to 79.0% of the gross loan portfolio from 75.3%, while one- to four-family residential real estate loans decreased to 12.6% of the portfolio from 16.1%. The residential mortgage loan portfolio experienced natural run-off as the Bank continued to focus on the secondary mortgage lending program whereby new loans are originated and sold for fee income as opposed to being held in the portfolio.

Loans held for sale at September 30, 2016 totaled $29.3 million, consisting entirely of residential mortgage loans. We currently sell a significant majority of our residential mortgage loans in the secondary market. At December 31, 2015, loans held for sale totaled $11.4 million. The balances at any date vary based upon the timing and volume of current loan originations and sales; however, the record high quarter end balance at September 30, 2016 was primarily due to the increased loan production from the addition of four new loan production offices in February 2016 and another in May 2016 and decreases in market interest rates in the second and third quarter.

Available for sale securities increased $3.3 million, or 11.5%, during the nine months ended September 30, 2016, due to the investment of excess liquid funds during the second quarter.

Other real estate decreased $306,000 to $0 at September 30, 2016. In the nine months ended September 30, 2016 a property was added as a result of a foreclosure on a one- to four-family residential property and sold during the quarter ended September 30, 2016 at a $3,000 gain. In June 2016, the commercial real estate property held at December 31, 2015 was sold at a loss of $93,000.

Prepaid and other assets totaled $4.7 million at September 30, 2016 and $949,000 at December 31, 2015. The large increase was primarily the result of one SBA loan sale for $3.1 million executed in September which wasn’t funded until October 2016.

Total deposits increased $18.6 million, or 8.2%, to $244.3 million at September 30, 2016 from $225.7 million at December 31, 2015. The increase included a $36.0 million, or 31.7% increase in savings and money market deposits, partially offset by an $12.8 million, or 17.3%, decrease in time deposits. The $36.0 million increase in savings and money market deposits included temporary holdings of $27.4 million representing Bancorp 34 subscription offering funds on which we paid interest of 0.20% and $8.6 million of organic growth primarily from new and existing Arizona customers. We have been growing saving and money market balances while allowing both retail and wholesale certificates of deposit to run off at maturity to improve the deposit mix and reduce the cost of funds.

Borrowings and Maturities

	September 30,	December 31,
Maturity	2016	2015
Year one	$39,000,000	$13,000,000
Year two	10,000,000	-
Year three	-	-
Year four	-	-
Year five	-	-
Thereafter	-	-

	$49,000,000	$13,000,000

Borrowings, consisting solely of Federal Home Loan Bank advances, increased $36.0 million to $49.0 million at September 30, 2016 from $13.0 million at December 31, 2015. We utilize short term borrowings to fund loans held for sale and short term cash flow needs. Loans held for sale were $29.3 million at September 30, 2016 compared to $11.4 million at December 31, 2015. In the quarter ended September 30, 2016 we also borrowed $10.0 million for two years at 90 basis points in a special FHLB advance auction to support portfolio loan growth and better match the durations of those products.

Total stockholders’ equity increased $1.3 million, or 4.5%, to $31.0 million at September 30, 2016 from $29.6 million at December 31, 2015. The growth was due to net income for the nine-month period and an increase in accumulated other comprehensive income resulting from improvement in the fair value of available-for-sale securities.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

General. We had net income of $584,000 for the three months ended September 30, 2016, compared to net income of $128,000 for the three months ended September 30, 2015.

Interest Income. Interest income increased $432,000, or 14.2%, to $3.5 million for the three months ended September 30, 2016 from $3.0 million for the three months ended September 30, 2015. The increase was primarily due to a $46.4 million, or 19.0%, increase in average interest-earning assets. The yield on average interest-earning assets decreased 19 basis points to 4.75% for the three months ended September 30, 2016 from 4.94% for the three months ended September 30, 2015. Interest and fees on loans increased $408,000, or 13.9%, to $3.3 million for the three months ended September 30, 2016, from $2.9 million for the three months ended September 30, 2015. Interest income on loans increased due primarily to a $33.4 million, or 16.4%, increase in average loan balances from organic growth. The average balance of securities increased $1.4 million, or 4.4%, to $33.3 million for the three months ended September 30, 2016, compared to $31.9 million for the three months ended September 30, 2015, and the average yield increased from 1.33% to 1.36% for the three months ended September 30, 2015 and 2016, respectively.

Interest Expense. Interest expense increased $84,000, or 23.3%, to $442,000 for the three months ended September 30, 2016 from $359,000 for the three months ended September 30, 2015. The increase was partially the result of an increase in interest expense on borrowings, which increased $54,000, or 279.0%, to $74,000 for the three months ended September 30, 2016 from $20,000 for the three months ended September 30, 2015. Average interest-bearing deposits for the three months ended September 30, 2016 were $193.7 million, representing an $11.6 million, or 6.4%, increase compared to average interest-bearing deposits of $182.1 million for the three months ended September 30, 2015. The average rate paid on interest-bearing deposits was 0.76% compared to 0.74% for the 2015 period.

Interest paid on checking, money market and savings accounts increased $53,000, or 29.3%, to $233,000 for the three months ended September 30, 2016 from $180,000 for the three months ended September 30, 2015. The average rate we paid on such deposit accounts increased three basis points to 0.71% for the three months ended September 30, 2016 from 0.68% for the three months ended September 30, 2015 and the average balance increased $24.5 million, or 23.3%, to $129.7 million for the three months ended September 30, 2016 from $105.2 million for the three months ended September 30, 2015. The average rates we pay on these accounts is considerably higher in the Arizona market.

Interest on certificates of deposits decreased $24,000, or 15.1%, to $135,000 for the three months ended September 30, 2016 from $159,000 for the three months ended September 30, 2015. The average balance of certificates of deposit decreased $12.9 million, or 16.8%, to $64.0 million for the three months ended September 30, 2016 from $76.9 million for the three months ended September 30, 2015. The average rate paid on certificates of deposit increased two basis point to 0.84% for the three months ended September 30, 2016 from 0.82% for the three months ended September 30, 2015.

The increase in checking, savings and money market deposits and decrease in certificates of deposit is primarily due to temporary holdings of $27.4 million representing Bancorp 34 subscription offering funds, maturing certificate of deposit customers preferring not to lock into term deposits, and growth from new and existing Arizona customers.

Net Interest Income. Net interest income increased $348,000, or 13.0%, to $3.0 million for the three months ended September 30, 2016 from $2.7 million for the three months ended September 30, 2015, as a result of a higher balance of net interest-earning assets. Our average net interest-earning assets increased by $7.4 million, or 18.6%, to $47.1 million for the three months ended September 30, 2016 from $39.7 million for the three months ended September 30, 2015, due primarily to organic growth. Our net interest rate spread decreased by 21 basis points to 4.03% for the three months ended September 30, 2016 from 4.24% for the three months ended September 30, 2015. Our cost of borrowings increased to 0.59% for the quarter ended September 30, 2016 from 0.34% for the quarter ended September 30, 2015 due to the increase in short term interest rates following the 25 basis point increase in the target Federal Funds rate in December 2015.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. If the allowance for loan losses is larger than necessary, we post a negative provision as a benefit to earnings. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews.

See “Asset Quality - Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we recorded a provision for loan losses of $155,000 for the three months ended September 30, 2016, compared to $125,000 for the three months ended September 30, 2015. In the three months ended September 30, 2016, the allowance for loan losses grew $48,000, or 2.2%, and gross loans held for investment grew $19.0 million, or 9.3%.

To the best of our knowledge, at September 30, 2016 we have recorded all loan losses that are both probable and reasonable to estimate as of September 30, 2016.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about the recoverability of our loan balances based upon information available to it at the time of its examination.

Noninterest Income. Noninterest income increased $2.3 million, or 199.1%, to $3.4 million for the three months ended September 30, 2016 from $1.1 million for the three months ended September 30, 2015 due to a higher volume of loan sales and related gains. There was also a $3,233 gain on sale of other real estate in the quarter ended September 30, 2016 compared to a $206,000 impairment charge on other real estate for the comparable quarter in 2015.

Gain on sale of loans increased $2.1 million, or 174.7%, to $3.2 million for the three months ended September 30, 2016 from $1.2 million for the three months ended September 30, 2015 as the company has continued to expand its secondary mortgage loan operations. During the three months ended September 30, 2016, we sold $79.1 million of mortgage loans for a gain of $2.9 million and $3.2 million of SBA loans for a gain of $310,000, compared to $38.1 million of mortgage loan sales and $655,000 of SBA loan sales during the three months ended September 30, 2015 for gains of $1.1 million and $62,000, respectively. We realized a 3.7% average premium (gain on sale/sold loans) on the sales of mortgage loans for the three months ended September 30, 2016 and 2.9% for the three months ended September 30, 2015. The Bank has experienced higher premiums on sales of mortgage loans since mid-2015 when we enhanced our pipeline management with the addition of more experienced personnel. Premiums vary from period to period based upon the mix of government Federal Housing Administration (FHA) and Veterans Administration (VA) loans to conventional loans, geographic markets and market interest rates, specifically 10-year U.S. Treasury rates.

Noninterest Expense. Noninterest expense increased $2.1 million, or 58.8%, to $5.7 million for the three months ended September 30, 2016 from $3.6 million for the three months ended September 30, 2015, due primarily to higher salaries and benefits, data processing fees, professional fees and occupancy. The increases were primarily related to the expansion of our mortgage banking operations in the fall of 2015 and again in the first half of 2016. Average assets for the quarter ended September 30, 2016 were 17.7% greater than for the quarter ended September 30, 2015.

Income Tax Expense. There was a $27,000 provision for income tax expense for the three months ended September 30, 2016 and no provision for income tax expense recorded for the three months ended September 30, 2015. The company has net operating loss carry-forwards from prior periods, which offset most of the income for the September 30, 2015 period; however, we did have to pay $27,000 in alternative minimum tax in the 2016 quarter.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

General. We had net income of $1.1 million in the nine months ended September 30, 2016, compared to net income of $226,000 for the nine months ended September 30, 2015.

Interest Income. Interest income increased $1.0 million, or 11.7%, to $9.9 million for the nine months ended September 30, 2016, from $8.9 million for the nine months ended September 30, 2015. The increase was due to an 11.2% increase in average interest-earning assets and a two basis point increase in yields due primarily to improvement in asset mix as loans, our highest yielding assets, increased from 82.6% to 82.9% of average interest-earning assets. Interest and fees on loans increased $1.1 million, or 12.8%, to $9.5 million for the nine months ended September 30, 2016, from $8.4 million for the nine months ended September 30, 2015, partially offset by a $43,000 or 10.8%, decrease in interest income on available-for-sale securities. Interest income on loans increased due primarily to a 11.7% increase in average loan balances from organic growth and a five basis point increase in average yield. The average balance of securities decreased $3.1 million, or 9.3%, to $30.3 million for the nine months ended September 30, 2016, compared to $33.4 million for the nine months ended September 30, 2015 and the average yield decreased three basis points.

Interest Expense. Interest expense increased $142,000, or 13.4%, to $1.2 million for the nine months ended September 30, 2016 from $1.1 million for the nine months ended September 30, 2015. The increase was caused by an $89,000 increase in interest on deposits and a $52,000 increase in interest on borrowings.

Interest expense on deposits increased $89,000, or 8.9% to $1.1 million for the nine months ended September 30, 2016 from $1.0 million for the nine months ended September 30, 2015. Average interest-bearing deposits for the nine months ended September 30, 2016 were $192.1 million, representing a $10.8 million, or 6.0%, increase compared to average interest-bearing deposits of $181.2 million for the nine months ended September 30, 2015. The average rate paid on interest-bearing deposits was 0.76% compared to 0.74% for the 2015 period. Interest paid on checking, money market and savings accounts increased $154,000, or 29.8%, to $673,000 for the nine months ended September 30, 2016 from $519,000 for the nine months ended September 30, 2015. The average rate we paid on such deposit accounts increased five basis points to 0.73% for the nine months ended September 30, 2016 from 0.68% for the nine months ended September 30, 2015 and the average balance increased $21.1 million, or 20.6%, to $123.5 million for the nine months ended September 30, 2016 from $102.4 million for the nine months ended September 30, 2015. The increase in checking, savings and money market deposits is primarily due to maturing certificate of deposit customers preferring not to lock into term deposits, and growth from new and existing Arizona customers. The average rates we pay on these accounts is considerably higher in the Arizona market.

Interest expense on borrowings increased $53,000, or 114.2%, as the average rate paid on borrowings increased from 0.29% in the nine months ended September 30, 2015 to 0.56% in the nine months ended September 30, 2016 due to the increase in short term interest rates following the 25 basis point increase in the target Federal Funds rate in December 2015. The average balance of borrowings increased $2.2 million, or 10.5%, mostly due funding the increase in mortgage loans held for sale.

Net Interest Income. Net interest income increased $891,000, or 11.4%, to $8.7 million for the nine months ended September 30, 2016 from $7.8 million for the nine months ended September 30, 2015, as a result of a higher balance of net interest-earning assets even though the net interest rate spread decreased three basis points. Our average net interest-earning assets increased by $13.6 million, or 38.3%, to $49.2 million for the nine months ended September 30, 2016 from $35.6 million for the nine months ended September 30, 2015 due primarily to organic growth. Our net interest rate spread decreased slightly by three basis points to 4.24% for the nine months ended September 30, 2016 from 4.27% for the nine months ended September 30, 2015, as we carried 82.9% of our average interest-earning assets in loans, our highest yielding asset, for the nine months ended September 30, 2016 compared to 82.6% in loans for the comparable period in 2015. This repositioning of our asset portfolio was achieved principally through organic loan growth and sales of securities in December 2014 and early 2015, which were not completely replaced through reinvestment.

Provision for Loan Losses. We recorded a provision for loan losses of $306,000 for the nine months ended September 30, 2016, compared to $300,000 for the nine months ended September 30, 2015. In addition, $118,000 in recoveries of previously charged-off balances were received during the nine months ended September 30, 2016 compared to $186,000 in the nine months ended September 30, 2015. In the nine months ended September 30, 2016, the allowance for loan losses increased $306,000, or 16.2 after receiving $118,000 in recoveries. Gross loans held for investment grew $28.4 million, or 14.6%.

See “Asset Quality - Allowance for Loan Losses” for additional information.

Noninterest Income. Noninterest income increased $4.7 million, or 146.1%, to $7.9 million for the nine months ended September 30, 2016 from $3.2 million for the nine months ended September 30, 2015 primarily due to a higher volume of loan sales and related gains, and a decrease in loss on sale and impairments of other real estate.

Gain on sale of loans increased $4.3 million, or 132.9%, to $7.5 million for the nine months ended September 30, 2016 from $3.2 million for the nine months ended September 30, 2015 as the company has continued to expand its secondary mortgage loan operation. During the nine months ended September 30, 2016, we sold $188.7 million of mortgage loans for a gain of $7.0 million and $5.5 million of SBA loans for a gain of $504,000, compared to $107.3 million of mortgage loan sales and $1.6 million of SBA loan sales during the nine months ended September 30, 2015 for gains of $3.1 million and $148,000, respectively. The average premium (gain on sale/sold loans) for 2016 was 3.7% compared to 2.9% for 2015. The Bank has experienced higher premiums on sales of mortgage loans since mid-2015 when we enhanced our pipeline management with the addition of more experienced personnel. Premiums vary from period to period based upon the mix of government FHA and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates.

We incurred a $90,000 loss on sale of other real estate in the nine months ended September 30, 2016 compared to $406,000 in impairment charges on other real estate in the nine months ended September 30, 2015.

Noninterest Expense. Noninterest expense increased $4.7 million, or 44.8%, to $15.2 million for the nine months ended September 30, 2016 from $10.5 million for the nine months ended September 30, 2015 due primarily to higher salaries and benefits, professional fees, data processing fees, other expense and occupancy, partially offset by lower merger-related expenses. The increase in expense resulted primarily from the expansion of our mortgage banking program. Average assets for the nine months ended September 30, 2016 were 10.6% larger than the nine months ended September 30, 2015.

Merger-related expenses related to our acquisition of Bank 1440 in 2014 decreased $100,000, or 100.0%, to $0 for the nine months ended September 30, 2016 compared to $100,000 for the nine months ended September 30, 2015.

Provision for Income Taxes. Income tax expense was $42,000 and $0 for the nine months ended September 30, 2016 and 2015, respectively. The $42,000 income tax expense for the nine months ended September 30, 2016 represented payments made for alternative minimum tax liabilities. The company has net operating loss carry-forwards from prior periods, which offset a majority of income for both periods, so no other income tax expense or income tax benefits were recorded.

Asset Quality

We review loans on a regular basis, and place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of payment performance before the loan is eligible to return to accrual status.

Non-Performing Loans and Non-Performing Assets. The following table sets forth information regarding our non-performing assets. As of September 30, 2016 and December 31, 2015, we had no troubled debt restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates materially less than current market rates.

	At September 30,	At December 31,
	2016	2015
	(Dollars in thousands)
Nonaccrual loans
Real estate loans:
One- to four-family residential real estate	$877	$1,490
Commercial real estate	-	-
Commercial and industrial loans	350	354
Consumer and other loans	-	-
Total nonaccrual loans	1,227	1,844
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	1,227	1,844
Other real estate (ORE)
One- to four-family residential real estate	-	-
Commercial real estate		306
Total other real estate	-	306
Other nonperforming assets	-	-
Total nonperforming assets	$1,227	$2,150

Ratios:
Nonperforming loans to gross loans held for investment	0.55%	0.95%
Nonperforming assets to total assets	0.37%	0.79%
Nonperforming assets to gross loans held for investment and ORE	0.55%	1.10%

The nonperforming loan and asset ratios decreased due to the $617,000 decrease in nonperforming loans and the $306,000 decrease in other real estate along with increases in both loans and assets. During the nine months ended September 30, 2016, one one- to four-family residential property was added to other real estate and sold during the quarter ended September 30, 2016 and a $3,000 gain on sale was recognized. In June 2016, the commercial real estate property held at December 31, 2015 was sold at a loss of $93,000.

Interest income that would have been recorded for the nine months ended September 30, 2016, had nonaccruing loans been current according to their original terms amounted to $57,000. We recognized no interest income on these nonaccrual loans for the nine months ended September 30, 2016.

At September 30, 2016, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with existing loan repayment terms and that could result in disclosure as non-accrual, 90 days past due or troubled debt restructurings.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on the current level of net loan losses, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)

Balance at beginning of period	$1,894	$1,707
Provision for loan losses	306	300
Charge-offs:
One- to four-family residential real estate loans	(118)	(339)
Commercial real estate loans		-
Commercial and industrial loans		-
Consumer and other loans		-
Total charge-offs	(118)	(339)
Recoveries:
One- to four-family residential real estate loans	2	2
Commercial real estate loans	116	184
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total recoveries	118	186
Net recoveries	-	(153)

Balance at end of period	$2,200	$1,854

ALLL to nonperforming loans	179.32%	230.58%
ALLL to total gross loans	0.99%	0.94%
ALLL to total gross loans less
acquired loans	1.19%	1.31%
Net (charge-offs) recoveries to
average loans outstanding
during the period	0.00%	(0.10)%

The allowance for loan losses to nonperforming loans ratio decreased due to the 42.9% decrease in nonperforming loans from September 30, 2015 to September 30, 2016 compared to the 18.7% increase in the allowance for loan losses. The allowance for loan losses to total gross loans ratio decreased due to an 18.3% increase in total gross loans compared to the 18.7% increase in the allowance for loan losses. The net recoveries to average loans outstanding ratio decreased due to an 100.0% decrease in net recoveries.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, FHLB borrowings, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities.

We believe that we have enough sources of liquidity to satisfy our short-term liquidity needs as of September 30, 2016.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and cash equivalents totaled $22.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $31.9 million at September 30, 2016. In addition, at September 30, 2016, we had the ability to borrow an additional $75.7 million from the Federal Home Loan Bank of Dallas. On that date, we had $49.0 million of advances outstanding. The Bank also has two lines of credit available with other financial institutions of $6.0 million and 2.0 million, respectively.

At September 30, 2016, we had $33.3 million in loan commitments outstanding, and an additional $52.7 million in commitments to originate and sell mortgage loans. In addition, we had $9.7 million in unused lines of credit and no commitments issued under standby letters of credit. Time deposits due within one year as of September 30, 2016 totaled $38.2 million, or 15.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us, either as certificates of deposit or as other deposit products. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of Dallas or the other financial institutions, or increase our deposits by offering higher interest rates.

Our primary investing activities are the origination of loans and the purchase of securities. During the nine months ended September 30, 2016, we originated $80.4 million of loans held for investment which included $5.1 million of sold SBA/USDA loans and $203.9 million of mortgage loans held for sale, compared to $46.6 million of loans held for investment which includes $4.8 million of SBA loans and $110.7 million of mortgage loans held for sale during the nine months ended September 30, 2015. In the nine months ended September 30, 2016 and 2015, we purchased $8.5 million and $9.7 million of securities, respectively. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases of $18.5 million and $10.3 million in total deposits for the nine months ended September 30, 2016 and 2015, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits so that we are competitive in our market area.

Federal Home Loan Bank advances increased $36.0 million and $11.0 million for the nine months ended September 30, 2016 and 2015, respectively. In 2016 we have been funding our loans held for sale with short term FHLB borrowings. At September 30, 2016 loans held for sale were $29.3 million and FHLB borrowings were $49.0 million. During the nine months ended September 30, 2015, we were able to utilize proceeds from FHLB advances and excess liquid funds held at December 31, 2014 to fund new loan originations and the purchase of $9.7 million in available-for-sale securities.

Bancorp 34 is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to stockholders, to repurchase its common stock, and for other corporate purposes. Bancorp 34’s. primary source of liquidity is dividend payments it may receive from the Bank.

The net proceeds from the “second-step” stock offering have significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including funding loans.  Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, which will increase our net interest-earning assets and net interest income.  However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity will be adversely affected following the stock offering.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2016 and December 31, 2015, Bank 34 exceeded all regulatory capital requirements. Bank 34 is considered “well-capitalized” under regulatory guidelines.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Bancorp 34’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of Bancorp 34’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, Bancorp 34’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that Bancorp 34’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2016, there have been no changes in Bancorp 34’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Bancorp 34’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Bancorp 34 is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on Bancorp 34’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	On October 11, 2016, Bancorp 34 completed the sale of 1,879,484 shares of its common stock par value $0.01 per share in connection with the second-step mutual-to-stock conversion of AF Mutual Holding Company.

The effective date of Bancorp 34’s registration statement (Commission File No. 333-211820) was August 5, 2016. The company registered for offer and sale shares of common stock, par value $0.01, at a sales price of $10.00 per share.

The selling agent who assisted Bancorp 34 in the sale of its common stock was Keefe, Bruyette & Woods, Inc. (“KBW”). For their services, KBW received a fixed fee of $250,000.

As of November 10, 2016, Bancorp 34 incurred expenses in connection with the offer and sale of the common stock totaling $1.4 million, resulting in net proceeds of $17.4 million. Bancorp 34 utilized $1.5 million to fund an ESOP loan and invested $8.7 million of the net proceeds it received from the sale into the Bank’s operations, and has retained the remaining amount for general corporate purposes.

(c)	There were no issuer repurchases of securities during the period covered by this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of incorporation of Bancorp 34, Inc. (1)

3.2	Bylaws of Bancorp 34, Inc. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Bancorp 34, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Bancorp 34, Inc. (File No. 333-211820), originally filed with the Securities and Exchange Commission on June 5, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP 34, INC.

Date: November 14, 2016	/s/ Jill Gutierrez
Jill Gutierrez
Chief Executive Officer

Date: November 14, 2016	/s/ Jan R. Thiry
Jan R. Thiry
Executive Vice President and Chief Financial Officer