Form 10-K
period 2016-12-31
Bancorp 34, Inc.
filed 2017-03-23
CIK 1668340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number: 001-37912

Bancorp 34, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	74-2819148
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification Number)
or Organization)

500 East 10th Street, Alamogordo, New Mexico	88310
(Address of Principal Executive Offices)	(Zip Code)

(575) 437-9334

(Registrant’s Telephone Number Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of exchange on which registered)
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐         Accelerated filer    ☐         Non-accelerated filer   ☐          Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of March 15, 2017 there were 3,438,190 shares outstanding of the registrant’s common stock. The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of October 12, 2016 (the first day of trading in the registrant’s common stock) of $12.75, was $39.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders. (Part III)

PART I

ITEM 1.          Business

Forward Looking Statements

This Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “project,” “intend,” “plans,” “seek,” “will,” “would,” “may,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce our mortgage banking revenues or the fair value of financial instruments, or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

•	adverse changes in the securities or secondary mortgage markets;

•	changes in laws or government regulations or policies affecting financial institutions, as well as the impact of laws and regulations, including changes in regulatory fees and capital requirements;

•	our ability to manage operations in current economic conditions;

•	our ability to manage market risk, credit risk and operational risk;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to implement changes in our business strategies;

•	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we have acquired or may acquire and our ability to realize related revenue synergies and cost savings within expected time frames and any acquisition goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to access cost-effective funding;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in the level of government support for housing finance;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to attract and retain key employees;

•	changes in our organization, compensation and benefit plans; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Bancorp 34, Inc.

Bancorp 34, Inc. (the “Company”), a Maryland corporation that was organized in 2016, is a savings and loan holding company headquartered in Alamogordo, New Mexico. Bancorp 34, Inc.’s common stock is quoted on NASDAQ under the symbol “BCTF.” Bancorp 34, Inc. conducts its operations primarily through its wholly owned subsidiary, Bank 34, a federally chartered savings association. Bancorp 34, Inc. manages its operations as one unit, and thus does not have separate operating segments. At December 31, 2016, Bancorp 34, Inc. had total assets of $328.9 million, loans held for investment of $243.9 million, available-for-sale securities of $31.5 million, deposits of $224.5 million, and stockholders’ equity of $50.8 million.

The Company was formed to be the successor to Alamogordo Financial Corp. upon completion of the second step mutual-to-stock conversion (the “Conversion”) of AF Mutual Holding Company (the “MHC”), the top tier mutual holding company of Alamogordo Financial Corp. Alamogordo Financial Corp. was the former mid-tier holding company for Bank 34. Prior to completion of the Conversion, approximately 54.7% of the shares of common stock of Alamogordo Financial Corp. were owned by the MHC. In conjunction with the Conversion, the MHC and Alamogordo Financial Corp. merged into the Company. The Conversion was completed on October 11, 2016. The Company sold a total of 1,879,484 shares of common stock at $10.00 per share in the second-step offering. Concurrent with the completion of the stock offering, each share of Alamogordo Financial Corp. stock owned by public stockholders (stockholders other than the MHC) was exchanged for 2.0473 shares of Company common stock. The Conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of the MHC are immaterial to the results of the Company and therefore the net assets of the MHC have been reflected as an increase to stockholders’ equity.

As a result of the Conversion, all share and per share information for periods prior to October 11, 2016 has been revised to reflect the 2.0473-to-one exchange ratio. Such revised financial information presented in this Form 10-K is derived from the consolidated financial statements of Alamogordo Financial Corp. and its subsidiaries.

The executive offices of Bancorp 34, Inc. are located at 500 East 10th Street, Alamogordo, New Mexico 88310, and its telephone number is (575) 437-9334. Bancorp 34, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.

Bank 34

Bank 34 operates four full-service banking centers, one each in Otero and Dona Ana counties in New Mexico and two in Maricopa County, Arizona. Bank 34’s New Mexico offices include the main office and corporate headquarters located in Alamogordo and a branch office in Las Cruces. The Bank’s Arizona branch offices include the regional headquarters located in Scottsdale and a branch office in Peoria. Bank 34 also operates eight residential mortgage and commercial loan production offices, one each in El Paso, Texas, Phoenix, Arizona, Albuquerque, New Mexico, Tubac, Arizona, Littleton, Colorado, Medford, Oregon, Puyallup, Washington, and Lynnwood, Washington. We also began building a loan production team in Portland, Oregon in December 2016.

Bank 34’s business model focuses on two primary areas. The commercial focus is on the credit, deposit and treasury management needs of small businesses and real estate professionals and investors. Bank 34 originates both conventional and SBA loans within its primary market areas. Commercial loan types offered include: owner and non-owner occupied real estate (including construction loans), multi-family loans, and commercial and industrial loans.

The consumer focus is on residential construction and mortgage loan needs together with deposit, online banking and ancillary financial service needs of families and businesses served by Bank 34. While most of Bank 34’s one- to four-family residential real estate loans are secured by properties in the counties served by its branch offices and its loan origination offices, it does actively seek business in other areas of New Mexico and Arizona and surrounding states.

Bank 34 originates deposits from its business and consumer customers predominantly from the areas where its branch offices are located. While Bank 34’s savings and loan origins still reflect a relatively high percentage of certificate of deposit balances to total deposits, the recent emphasis on business operating accounts and checking and money market accounts of consumers is consistent with Bank 34’s ongoing migration to a bank business model. Bank 34 does not solicit brokered deposits and generally does not solicit public funds.

Bank 34 is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency. Bank 34 is a member of the Federal Home Loan Bank system. Our website address is www.Bank 34.com. Information on our website is not considered a part of this report.

Change in Fiscal Year

Effective December 31, 2014, Alamogordo Financial Corp, AF Mutual Holding Company, and Bank 34 changed their fiscal year ends to December 31 from June 30.

Business Strategy

Our goal is to enhance long-term stockholder and franchise value by executing a safe and sound growth strategy that produces increasing earnings. We have sought to accomplish this objective by implementing a business strategy designed to grow our loan portfolio while maintaining a strong capital position and solid asset quality.

Our current business strategy consists of the following:

Continued commercial loan growth. Our expansion to the Arizona market with our acquisition of Bank 1440 continues to provide a significant source of new commercial clients to supplement the New Mexico region of our franchise. Our Arizona market has experienced strong population and job growth, contributing to favorable economic conditions for generating new commercial loans. Our commercial real estate loans are generally secured by properties used for business purposes such as hotels, office buildings and industrial and retail facilities. In all of our markets, we seek commercial loan customers (both commercial real estate and commercial and industrial) with whom we can establish multiple lending relationships and provide other services, such as business checking accounts. We target new commercial real estate loan originations to experienced, growing small- and mid-size owners and investors in our market area. In addition to commercial real estate loans, we originate multi-family real estate loans to experienced, growing small- and mid-size owners and investors in our market areas. Our multi-family real estate loans are generally secured by properties consisting of five to 40 rental units. We recently expanded our commercial credit review and administration departments to support our anticipated continued commercial loan growth. We grew our commercial real estate loans (including multi-family real estate loans) and commercial and industrial loans by 13.2% to $156.9 million at December 31, 2015 from $138.5 million at December 31, 2014, and further grew these balances to $205.7 million at December 31, 2016. We originated $54.1 million of commercial loans in our Arizona region during 2015, with commercial loans in our Arizona region representing 67% and 72% of our total commercial loans outstanding as of December 31, 2016 and December 31, 2015, respectively. Commercial real estate and commercial and industrial loans totaled 84.0% of our loan portfolio at December 31, 2016, compared to 80.6% at December 31, 2015 and 78.6% at December 31, 2014.

In addition, we continue to seek and originate Small Business Administration (“SBA”) credits and we are actively pursuing other government-sponsored loan programs, such as those offered through the U.S. Department of Agriculture, as a way to generate government-guaranteed loans with the opportunity to sell the guaranteed portion of the loan at a premium and retain the non- guaranteed portion as well as the servicing rights. We sold $10.6 million and $5.1 million of SBA and USDA loans in the secondary market during the years ended December 31, 2016 and 2015, respectively, recognizing gains of $839,000 and $500,000 directly into income during those periods. We also intend to build on our experience of selectively pursuing construction lending to established builders with proven track records.

Continued expansion of our mortgage banking footprint and corresponding areas of operational strength. In our New Mexico markets, we are a significant originator of fixed-rate, one- to four-family residential mortgage loans that we sell in the secondary market, and we are gaining market share in our Arizona markets. For 2014 (the latest date for which information is available), we ranked as the top originator of conforming one- to four-family residential first mortgage loans in Otero County and ranked in the top five in origination market share of such loans in Dona Ana County. We sold $259.4 million of mortgage loans during the year ended December 31, 2016, generating $9.8 million in noninterest income and $143.6 million of mortgage loans during the year ended December 31, 2015, generating $4.3 million in noninterest income. We continue to add experienced mortgage lending personnel, consistent with recent and future growth opportunities, to further leverage our overall scalable business model, including secondary market management and compliance specialists. In early 2015, we expanded our mortgage banking operations to El Paso, Texas by opening a loan production office. In September 2015, we further expanded our mortgage banking operations in Maricopa County, Arizona and established a loan production office in Albuquerque, New Mexico. In February 2016, we expanded our physical mortgage origination footprint to Lynnwood and Puyallup, Washington, Medford, Oregon and Tucson, Arizona (subsequently moved to Tubac, Arizona), with loan production offices and established mortgage origination teams in each market area. We conducted similar expansion to Littleton, Colorado in May 2016 and began building a loan production team in Portland, Oregon in December 2016. Subject to market conditions, and particularly changes in the interest rate environment, we intend to continue to grow our mortgage banking business. Such growth may occur through regional expansion, online origination, or both. We seek experienced lending teams in attractive market areas. We believe we have managed our mortgage banking operations to provide cost- management flexibility in the event of unfavorable economic conditions or increases in market interest rates.

•	Disciplined expansion through organic growth and opportunistic bank or branch acquisitions. We completed our acquisition of Bank 1440 in August 2014. While we expect organic growth will be our primary strategic focus, we will also consider acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. We may also open additional loan production offices that focus on mortgage banking and/or commercial lending, which would add to our eight existing loan production offices in the states of Arizona, Colorado, New Mexico, Oregon, Texas and Washington.

•	Manage credit risk to maintain a low level of nonperforming assets. We believe strong asset quality is a key to our long-term financial success, and we have maintained this focus through our acquisition of Bank 1440 and our subsequent increase in commercial lending during 2015 and 2016. Our strategy for credit risk management focuses on having a very experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Our nonperforming assets to total assets ratio was 1.81% as of December 31, 2016, 0.79% as of December 31, 2015 and 0.66% as of December 31, 2014. Over 50% of our nonperforming assets as of December 31, 2016 are covered by government guarantees.

•	Increase core deposits, with emphasis on low cost commercial demand deposits. We seek core deposits to provide a stable source of funds for loan growth, at costs consistent with improving our interest rate spread and profitability. Core deposits also help us maintain loan-to-deposit ratios at levels consistent with regulatory expectations. We consider our core deposits to include demand deposits, negotiable orders of withdrawal (NOW) and automatic transfer service accounts, money market deposit accounts, other savings deposits, and certificates of deposit under $250,000, excluding wholesale and brokered deposits. As part of our focus on commercial loan growth, our lenders are expected to source business checking accounts from our borrowers. We also have hired business accounts personnel with established books of business. As a result of these efforts, noninterest bearing deposits were stable but decreased slightly to $36.4 million at December 31, 2016, or 16.2% of deposits, compared to $38.0 million at December 31, 2015, or 16.8% of deposits, and $18.0 million at December 31, 2014, or 8.9% of deposits.

Competition

We face significant competition in originating loans and attracting deposits. Our primary market area and other areas in which we operate have a high concentration of financial institutions, many of which are significantly larger institutions that have greater financial resources than we have, and many of which are our competitors to varying degrees. Our competition for loans and leases comes principally from commercial banks, savings banks, mortgage banking companies, the U.S. Government, credit unions, leasing companies, insurance companies, real estate conduits and other companies that provide financial services to businesses and individuals. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from online financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

We seek to meet this competition by emphasizing personalized service and efficient decision-making tailored to individual needs. In addition, we reward long-standing relationships with preferred rates and terms on deposit products based on existing and prospective lending business. We do not rely on any individual, group or entity for a material portion of our loans or deposits.

As of June 30, 2016 (the latest date for which information is available), Bank 34’s deposit market share was 14.92% of total deposits in Otero County, New Mexico, representing the second largest market share of ten institutions in Otero County; 1.72% of total deposits in Dona Ana County, New Mexico, representing the 13th largest market share of 19 institutions in Dona Ana County; and 0.13% of total deposits in Maricopa County, Arizona, representing the 36th largest market share of 57 institutions in Maricopa County.

Market Area

Bank 34 operates four full-service banking centers, one each in Otero and Dona Ana counties in New Mexico and two in Maricopa County, Arizona. Bank 34 also operates eight residential mortgage and commercial loan production offices, one each in El Paso, Texas, Phoenix, Arizona, Albuquerque, New Mexico, Tubac, Arizona, Littleton, Colorado, Medford, Oregon, Puyallup, Washington, and Lynnwood, Washington. We also began building a loan production team in Portland, Oregon in December 2016.

Arizona. During calendar 2016, the Arizona market, including Maricopa County, continued its strong growth in employment, income and population. Population and household growth in Arizona is expected to continue this growth in 2017 as the unemployment rate decreased to 4.8% as of December 2016 and corporations have increased relocations and expansions. It is anticipated that Phoenix and Tucson will be the major beneficiaries of this growth as they are attractive to retirees and job seekers. In February 2017, Intel announced it intends to invest $7 billion in its Chandler, Arizona facility with expected employment of 2,000 workers. Arizona remains one of the faster growth states in the nation. The cities of Gilbert, Scottsdale, and Chandler are considered to be the top retirement destinations. Home sales have increased 35% since the recession of 2008 and in 2016 existing home sales increased 3.5% and new home sales improved 16%. Arizona’s home prices, in comparison to other western states, are still considered very affordable.

New Mexico. The Bank’s historical primary market area of Otero and Dona Ana Counties continue to improve but lag in job growth and real estate development compared to New Mexico’s historical growth, as well as other states and the country, as New Mexico’s lending market continues to be negatively impacted by low wages and income levels and low growth in construction and housing. Those markets exhibit slow growth, declining demographic trends and a surplus housing market. Otero County’s annual average unemployment rate has decreased from 6.3% in 2014 to 6.0% in October 2016. This is slightly lower than the state average of 6.7% but higher than the national average. Dona Ana’s unemployment rate has stayed constant at 7.4% for the past two years and has remained above 7% for the past five years. Home prices in Otero and Dona Ana Counties have remained relatively flat over the past five years. Dona Ana County is expected to provide modest growth prospects for residential lending due to continued reductions in demand for new and existing homes, while Otero County offers minimal room for growth due to the overall low natural growth in the population and housing market.

Lending Activities

At December 31, 2016, our gross loans held for investment consisted of $195.8 million, or 80.0%, commercial real estate loans (including multi-family); $30.0 million, or 12.2%, one- to four-family residential real estate loans; $9.9 million, or 4.0%, commercial and industrial loans, and $9.2 million, or 3.8%, consumer and other loans. At December 31, 2016, commercial real estate and multi-family loans included construction loans of $10.1 million. We currently sell a significant majority of our originated residential mortgage loans in the secondary market. Our residential mortgage loans held for sale portfolio totaled $14.2 million at December 31, 2016.

Commercial Real Estate Loans. At December 31, 2016, commercial real estate loans were $195.8 million, or 80.0%, of our total gross loans held for investment. This amount includes $45.0 million of multi-family residential real estate loans which are described below. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial and retail facilities. At December 31, 2016, $34.7 million of our commercial real estate portfolio was owner occupied commercial real estate, and $161.1 million was secured by income producing, or non-owner occupied commercial real estate. We currently target new commercial real estate loan originations to experienced, growing small- and mid-size owners and investors in our market area. The average outstanding loan in our commercial real estate portfolio was $681,000 as of December 31, 2016, although we originate commercial real estate loans with balances significantly larger than this average. At December 31, 2016, our ten largest commercial real estate loans had an average balance of $3.3 million.

We focus our commercial real estate lending on properties within our primary market areas, but we will originate commercial real estate loans on properties located outside this area based on an established relationship with a strong borrower. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards.

We originate a variety of fixed and adjustable rate commercial real estate loans with terms and amortization periods generally up to 25 years, although our commercial real estate loans generally have balloon terms. Interest rates and payments on our adjustable rate loans generally adjust daily and generally are indexed to the prime rate as published in The Wall Street Journal, plus a margin. We generally include pre-payment penalties on commercial real estate loans we originate. Commercial real estate loan amounts generally do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated., Aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects, have a guideline minimum income to debt service ratio of 1.30x. For commercial real estate loans in excess of $250,000, we require independent appraisals from an approved appraisers list. For such loans below $250,000, we require formal evaluations but do not require an independent appraisal. We require commercial real estate loan borrowers with loan relationships in excess of $100,000 to submit annual financial statements and/or rent rolls on the subject property. We may request such information for smaller loans on a case-by-case basis. Commercial real estate properties may also be subject to annual inspections with pictures as evidence appropriate maintenance is being performed by the owner/borrower. The loan and its borrowers and/or guarantors are subject to an annual loan review verifying the loan is properly risk rated based upon covenant compliance and other terms as provided for in the loan agreements. While this process does not prevent loans from becoming delinquent, it provides us with the opportunity to better identify problem loans in a timely manner and to work with the borrower.

Our three largest commercial real estate loans at December 31, 2016 included a $3.8 million hotel loan originated in May 2014, a $3.6 million office building loan originated in October 2016 and a $3.6 million hotel loan originated in July 2015. The collateral securing these loans is all located in our primary lending areas. At December 31, 2016, all of these loans were performing in accordance with their terms. Hospitality loans including hotel loans, represented 15.1% of commercial real estate loans and 11.4% of our gross loans held for investment.

Multi-Family Real Estate Loans. At December 31, 2016, multi-family real estate loans were $45.0 million, or 18.4%, of our total loan portfolio. We originate individual multi-family real estate loans to experienced, growing small- and mid-size owners and investors in our market areas. Our multi-family real estate loans are generally secured by properties consisting of five to 40 rental units. The average outstanding loan size in our multi-family real estate portfolio was $1.1 million as of December 31, 2016. We generally do not make multi-family real estate loans outside our primary market areas.

We originate a variety of fixed and adjustable rate multi-family real estate loans with balloon and amortization terms up to 30 years. Interest rates and payments on our adjustable rate loans generally adjust daily and generally are indexed to the prime rate as published in The Wall Street Journal, plus a margin. We generally include pre-payment penalties on loans we originate. Multi-family real estate loan amounts generally do not exceed 65% to 70% of the property’s appraised value at the time the loan is originated. Aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects, have a guideline minimum income to debt service ratio of 1.30x. We require multi-family real estate loan borrowers with loan relationships in excess of $100,000 to submit annual financial statements and/or rent rolls on the subject property. We may request such information for smaller loans on a case-by-case basis. These properties may also be subject to annual inspections with pictures as evidence appropriate maintenance is being performed.

Our largest multi-family real estate loan at December 31, 2016 totaled $3.2 million, was originated in October 2016 and is secured by 59 units out of an 84-unit complex. At December 31, 2016, this loan was performing in accordance with its terms.

Commercial and Industrial Loans. We make commercial and industrial loans. primarily in our market area, to a variety of professionals, sole proprietorships and small businesses. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2016, commercial and industrial loans were $9.9 million, or 4.0% of our total loan portfolio. As part of our relationship driven focus, we encourage our commercial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and profitability.

Commercial lending products include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either adjustable or fixed rates of interest. Adjustable rates and fixed rates are based on the prime rate as published in The Wall Street Journal, plus a margin. We are focusing our efforts on experienced, growing small- to medium-sized, privately-held companies with solid historical and projected cash flow that operate in our market areas.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts of up to 80% of the value of the collateral securing the loan. All of these loans are secured by assets of the respective borrowers.

A portion of our commercial and industrial loans are guaranteed by the U.S. Small Business Administration (“SBA”) through the SBA 7(a) loan program. The SBA 7(a) loan program supports, through a U.S. Government guarantee, some portion of the traditional commercial loan underwriting that might not be fully covered absent the guarantee. A typical example would be a business acquiring another business, where the value purchased is an enterprise value (as opposed to tangible assets), which results in a collateral shortfall under traditional loan underwriting requirements. In addition, SBA 7(a) loans, through term loans, can provide a good source of permanent working capital for growing companies.

Our largest commercial and industrial loan at December 31, 2016 totaled $3.5 million, was originated in May 2015 and is a revolving line of credit with a zero balance. This loan is to an election printing-solutions company and is secured by a first lien on all business assets held by the company.

Construction and Land Development Loans. At December 31, 2016, construction and land development loans were $17.6 million, or 7.2% of our total loan portfolio, consisting of $10.1 million of commercial and multi-family real estate loans, $4.5 million of residential land or development loans and $3.0 million of consumer one- to four-family residential loans, At December 31, 2016, none of our consumer one- to four-family residential construction loans and $9.2 million of our commercial and multi-family real estate construction loans are expected to convert to permanent loans upon completion of the construction phase. The majority of the balance of these loans is secured by properties located in our primary lending area.

We primarily make construction loans for commercial development projects, including hotels, small industrial, retail, office and apartment buildings. Most of our construction loans are interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 12 to 24 months. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Construction loans generally can be made with a maximum loan-to-value ratio of 80% of the estimated appraised market value upon completion of the project. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser for loans in excess of $250,000. We also generally require inspections of the property before disbursements of funds during the term of the construction loan.

We also originate construction and land development loans to contractors and builders to finance the construction of single-family homes and subdivisions. While we may originate these loans whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully in light of current residential real estate market conditions. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations.  We generally will limit the maximum number of speculative units (units that are not pre-sold) approved for each builder. We have attempted to diversify the risk associated with speculative construction lending by doing business with experienced small and mid-sized builders within our market area.

Our largest construction loan at December 31, 2016 totaled $2.6 million, was originated in May 2016 and is secured by a charter school development located in our primary market area. At December 31, 2016, this loan was performing in accordance with its terms.

One- to Four-Family Residential Real Estate Loans. Our one- to four-family residential real estate loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2016, $30.0 million, or 12.2% of our loan portfolio, consisted of one- to four-family residential real estate loans, compared to $31.4 million, or 16.1% of total loans, at December 31, 2015.

One- to four-family residential real estate loans are generally originated with the intention of sale. By selling a large majority of the one- to four-family residential real estate loans originated through its mortgage banking operations for the past several years, the Company has been reducing the balance of those loans on the balance sheet and the percentage of residential real estate loans to total loans. This has helped diversify the portfolio and increase the relative share of shorter term fixed rate and adjustable rate commercial and commercial real estate loans.

Generally, one- to four-family residential real estate loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We will not make loans with a loan-to-value ratio in excess of 100% for loans secured by single family homes. Fixed rate one- to four-family residential real estate loans generally are originated for terms of 10 to 30 years. Generally, all fixed rate one- to four-family residential real estate loans are underwritten according to Freddie Mac, FHA, VA, USDA and Correspondent Investors policies and procedures.

In an effort to provide financing for moderate income home buyers, we offer Veterans Administration (VA), Federal Housing Administration (FHA) and bond loans specific to the states where we conduct business. These programs offer one- to four-family residential real estate loans to qualified individuals. These loans are offered with fixed rates of interest and terms of up to 30 years, and are secured by one- to four-family residential properties. All of these loans are originated using agency underwriting guidelines.

We also offer adjustable rate mortgage loans for one- to four-family properties, with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-, five-, seven-, or ten-year initial fixed rate period. We originated $2.1 million of adjustable rate one-to four-family residential loans during the year ended December 31, 2016, of which $884,000 was sold in the secondary market. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6% above the initial rate, regardless of the initial rate. Our adjustable rate one- to four-family residential real estate loans amortize over terms of up to 30 years.

Regulations limit the amount that an institution may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance, on properties securing real estate loans. At December 31, 2016, our largest one- to four-family residential real estate loan had a principal balance of $710,000 and was secured by a residence located in California. At December 31, 2016, this loan was performing in accordance with its original terms.

Consumer and Other Loans. We offer a limited range of consumer and other loans, principally to customers with other relationships residing in our primary market area with acceptable credit ratings. Our consumer and other loans generally consist of home equity loans or lines of credit, loans secured by deposit accounts, loans on new and used automobiles and unsecured personal loans. At December 31, 2016, consumer loans were $9.2 million, or 3.8% of total loans. The underwriting standards utilized for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The loan-to-value ratio for a home equity line of credit is generally limited to 75%. The procedures for underwriting other consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations plus payments on the proposed loan.

Loan Underwriting Risks

Commercial and Multi-Family Real Estate Loans. Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors to provide annual financial statements on commercial and multi-family real estate loans. In reaching a decision on whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flow and the borrower’s other projects, of at least 1.30x. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

If we foreclose on a commercial real estate or multi-family loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

Construction and Land Development Loans. Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.

Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

Commercial and Industrial Loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and the collateral securing these loans may fluctuate in value. Our commercial and industrial loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of real estate, accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Adjustable Rate Loans. While we anticipate that adjustable rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, an increased monthly payment required of adjustable rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. In a high interest rate environment, the marketability of the underlying collateral may be adversely affected as the value of the underlying collateral decreases. For our adjustable rate one- to four-family real estate loans, upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate real estate loans may be limited during periods of rapidly rising interest rates.

Consumer and Other Loans. Consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases and Sales

Lending activities are conducted primarily by our loan personnel operating at our four full-service banking offices and eight loan origination centers. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans is dependent upon competition for such loans and the relative customer demand for such loans, which is affected by current and expected future levels of market interest rates.

We sell the majority of the one- to four-family residential real estate loans we originate in the secondary market. The mortgage loans that we currently originate for sale include mortgage loans which conform to the underwriting standards specified by Freddie Mac, Federal Housing Administration (FHA), US Department of Veteran Affairs (VA), US Department of Agriculture (USDA) and Correspondent Investors. During the years ended December 31, 2016 and 2015, we originated $267.1 million and $146.9 million of one- to four-family loans and sold $259.4 million and $143.6 million, respectively. We recognize, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

We participate out interests in commercial real estate loans to other financial institutions, primarily the 75% guaranteed portion of SBA loans and the portion of other loans exceeding our borrowing limits. At December 31, 2016, we were servicing $20.8 million of commercial real estate loans where we had participated out an interest to other financial institutions. For the years ended December 31, 2016 and 2015, we participated out loan participations of $10.6 million and $5.1 million, respectively.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by management and approved by the Board of Directors. The Board of Directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Loans to relationships of $1.5 million and below require approval by members of senior management. Loans to relationships greater than $1.5 million) require approval by the Director’s Loan Committee. Loans that involve exceptions to loan policy must be authorized by senior management. Loan policy exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or Director’s Loan Committee prior to commitment. Exceptions are reported to the Board of Directors monthly.

Loans-to-One Borrower Limit

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our unimpaired capital and surplus. At December 31, 2016, our regulatory limit on loans-to-one borrower was $6.3 million. At that date, the largest aggregate amount loaned to one borrower was $5.6 million, consisting of four multi-family loans. The loans comprising this lending relationship were performing in accordance with their original repayment terms at December 31, 2016.

Investment Activities

Bank 34 has an Asset/Liability Committee which is responsible, among other duties, for implementing the Bank’s Investment Policy. The Investment Policy is reviewed annually and any changes to the policy are recommended to, and subject to the approval of, our board of directors. While general investment strategies are developed and authorized by the Asset/Liability Committee, the execution of specific actions rests with the Chief Financial Officer, who is Bank 34’s designated Investment Officer. In the absence of the Chief Financial Officer, the Chief Executive Officer will be the designated Investment Officer. The Investment Officer is responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. The Investment Officer is authorized to execute investment transactions (purchases and sales) without the prior approval of the Asset/Liability Committee and within the scope of the established investment policy; however, all transactions shall be reviewed and ratified by the Asset/Liability Committee and Board of Directors.

Bank 34 utilizes the services of an independent investment advisor to assist in managing the investment portfolio. The investment advisor is responsible for maintaining current information regarding securities dealers with whom they are conducting business on our behalf. A list of appropriate dealers is provided annually to the board of directors for approval and authorization prior to execution of trades. The investment advisor, through its assigned portfolio manager, must contact our designated Investment Officer to review all investment recommendations and transactions and receive approval from the designated Investment Officer prior to execution of any transaction that might be executed on our behalf. Upon receipt of approval, the investment advisor, or its assigned portfolio manager, is authorized to conduct all investment business on our behalf.

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal governments, deposits at the Federal Home Loan Bank of Dallas, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. Our equity securities generally pay dividends. We also are required to maintain an investment in Federal Home Loan Bank of Dallas stock, which investment is based on the level of our Federal Home Loan Bank borrowings. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2016 or 2015.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide a use of funds when demand for loans is weak and to generate a favorable return.

At December 31, 2016 our investment security portfolio had a fair value of $31.5 million, and consisted primarily of mortgage-backed securities, securities of U.S. Government Agencies and municipal bonds. All investment securities as of December 31, 2016 were classified as available-for-sale. Bonds secured by adjustable rate loans were 17.4% of the total portfolio.

Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost to determine whether or not the impairment is deemed to be other than temporary. Other than temporary impairment is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. At December 31, 2016 our investment securities had a fair value of $31.5 million and a net unrealized loss of $452,000. The decline in fair value is attributable to changes in interest rates and liquidity and not credit quality. The Bank does not have the intent to sell these securities before maturity and it is unlikely that it will be required to sell them before their anticipated recovery. Therefore the Bank does not consider the decline to be other than temporary. No other-than-temporary impairment was recognized for any periods from 2012 through December 31, 2016

Mortgage-Backed Securities. We purchase mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae.

Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rates on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities (generally U.S. government agencies and government-sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors such as Putnam Bank, and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize our specific liabilities and obligations.

At December 31, 2016 mortgage-backed securities totaled $27.1 million, or 86.1% of total securities, of which, 20% were backed by adjustable rate mortgage loans and 80% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 1.65% at December 31, 2016.

Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

U.S. Government and Government-Sponsored Securities. At December 31, 2016, our U.S. Government and government-sponsored securities portfolio totaled $2.5 million, or 8.0% of total securities. While U.S. Government and government-sponsored securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and prepayment protection.

Municipal Obligations. At December 31, 2016, our investment in municipal obligations totaled $1.8 million or 5.9% of total securities and 0.6% of total assets. The Bank’s investment in municipal bonds may not exceed 3% of total assets. Municipal obligations generally carry a higher interest rate than U. S. Government obligations but also carry a higher credit risk.

Deposit Activities

Our deposit accounts consist principally of certificates of deposit, savings accounts, checking accounts and money market accounts. We provide commercial checking accounts and related services, such as online cash management. We also provide low-cost checking account services.

Our deposits are generated mainly from residents and businesses within our primary deposit market area. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis, supported by third party reporting of competitive deposit rates by market. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Personalized customer service and long-standing relationships with customers are relied upon to attract and retain deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions which may be significantly impacted by what appears to be an increasing rate environment and associated impact on deposit pricing.

At December 31, 2016, our deposits totaled $224.5 million. Interest-bearing deposits totaled $188.1 million and noninterest-bearing deposits totaled $36.4 million. Savings, money market and checking deposits totaled $124.5 million, and certificates of deposit totaled $63.6 million, of which $38.6 million had maturities of one year or less.

Subsidiary Activities

Bancorp 34, Inc. has no subsidiaries other than Bank 34.

Personnel

At December 31, 2016, Bank 34 had 138 full-time employees and one part-time employee, none of whom was party to a collective bargaining agreement. Bank 34 believes it has a good working relationship with its employees.

TAXATION

Bancorp 34 and Bank 34 are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize certain pertinent tax matters and is not a comprehensive description of the tax rules applicable to Bancorp 34 or Bank 34.

Our federal and state tax returns have not been audited for the past five years.

Federal Taxation

Method of Accounting. For federal income tax purposes, Bancorp 34 and Bank 34 currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns.

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Bank 34 was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Bank 34 is no longer permitted to use the reserve method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2016, Bank 34 had $765,000 of reserves subject to recapture in excess of its base year reserves.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Bank 34 failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2016, our total federal pre-1988 base year reserve was approximately $2.7 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Bank 34 makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. At December 31, 2016, Bancorp 34 had $92,000 of AMT payments available to carry forward to future periods.

Net Operating Loss Carryovers. Subject to certain limitations, a company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2016, Bancorp 34 had $6.7 million in net operating loss carry forwards for federal income tax purposes.

Corporate Dividends-Received Deduction. Bancorp 34 may exclude from its income 100% of dividends received from Bank 34 as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from a corporation in which a corporate recipient owns at least 20% of its stock, and corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

Bank 34’s full service branches in New Mexico and Arizona, and loan production offices in Oregon, Texas, Washington and Colorado subject Bank 34 to taxation in those states. As a Maryland business corporation, Bancorp 34 is required to file an annual report with and pay franchise taxes to the state of Maryland.

SUPERVISION AND REGULATION

General

As a federal savings association, Bank 34 is subject to examination and regulation by the Office of the Comptroller of the Currency, and is also subject to examination by the Federal Deposit Insurance Corporation. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Bank 34 may engage and is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s Deposit Insurance Fund. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders. Bank 34 also is a member of and owns stock in the Federal Home Loan Bank of Dallas, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Bank 34 or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

As a savings and loan holding company, Bancorp 34 is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. Bancorp 34 is also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve Board, the Securities and Exchange Commission or Congress, could have a material adverse impact on the operations and financial performance of Bancorp 34 and Bank 34.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Bank 34 and Bancorp 34. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Bank 34 and Bancorp 34.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Bank 34 may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Bank 34 may also establish subsidiaries that may engage in certain activities not otherwise permissible for Bank 34, including real estate investment and securities and insurance brokerage.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. These capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% of risk-weighted assets on January 1, 2019.

At December 31, 2016, Bank 34’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2016, Bank 34 was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, Bank 34 must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Bank 34 must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Bank 34 also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended. This test generally requires a savings association to have at least 75% of its deposits held by the public and earn at least 25% of its income from loans and U.S. government obligations. Alternatively, a savings association can satisfy this test by maintaining at least 60% of its assets in cash, real estate loans and U.S. Government or state obligations.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2016, Bank 34 satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•	the savings association is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease and desist order or formal written agreement that requires action to improve the institution’s financial condition.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Bank 34, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

•	the federal savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the Office of the Comptroller of the Currency is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating. Bank 34 received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Bank 34. Bancorp 34 is an affiliate of Bank 34 because of its control of Bank 34. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Bank 34’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Bank 34’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Bank 34’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If such action is not taken, the Federal Deposit Insurance Corporation has authority to take the action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Interstate Banking and Branching. Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, recent amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The applicable Office of the Comptroller of the Currency regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. Under the amended regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to a regulatory order to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, ceasing receipt of deposits from correspondent banks, dismissal of directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

At December 31, 2016, Bank 34 met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the Federal Deposit Insurance Corporation insures deposits at Federal Deposit Insurance Corporation insured financial institutions such as Bank 34. Deposit accounts in Bank 34 are insured by the Federal Deposit Insurance Corporation generally up to a maximum of $250,000 per separately insured depositor. The Federal Deposit Insurance Corporation charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Institutions deemed to be less risky pay lower rates while institutions deemed riskier pay higher rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital.

Effective July 1, 2016, the Federal Deposit Insurance Corporation adopted changes that eliminated the risk categories. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations to 1.5 basis points to 30 basis points.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Bank 34. We cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2016, the annualized FICO assessment was equal to 0.56 basis points of total assets less tangible capital.

Privacy Regulations. Federal regulations generally require that Bank 34 disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Bank 34 is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Bank 34 currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

USA PATRIOT Act. Bank 34 is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations

Interest and other charges collected or contracted for by Bank 34 are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of Bank 34 also are subject to, among others, the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $110.2 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $110.2 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $15.2 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Bank 34 was in compliance with these requirements at December 31, 2016.

Federal Home Loan Bank System

Bank 34 is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Bank 34 was in compliance with this requirement at December 31, 2016. Based on redemption provisions of the Federal Home Loan Bank of Dallas, the stock has no quoted market value and is carried at cost. Bank 34 reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Dallas stock. As of December 31, 2016, no impairment had been recognized.

Holding Company Regulation

Bancorp 34 is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over Bancorp 34 and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Bank 34.

As a savings and loan holding company, Bancorp 34’s activities are limited to those activities permissible by law for financial holding companies (if Bancorp 34 makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c) (8) of the Bank Holding Company Act, insurance and underwriting equity securities. Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. However, legislation was enacted in December 2014 that required the Federal Reserve Board to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to generally extend its applicability to bank and savings and loan holding companies of up to $1 billion in assets. Regulations implementing this amendment were effective May 15, 2015. Consequently, savings and loan holding companies of under $1 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the “source of strength” doctrine that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Bancorp 34 to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

In order for Bancorp 34 to be regulated as savings and loan holding company by the Federal Reserve Board, rather than as a bank holding company, Bank 34 must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2016, Bank 34 satisfied the qualified thrift lender requirement.

Federal Securities Laws

Bancorp 34 common stock is registered with the Securities and Exchange Commission. Bancorp 34 is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in Bancorp 34’s public offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Bancorp 34 may be resold without registration. Shares purchased by an affiliate of Bancorp 34 are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Bancorp 34 meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Bancorp 34 that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Bancorp 34, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Bancorp 34 may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company, such as Bancorp 34, unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with Bancorp 34, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

Emerging Growth Company Status

Bancorp 34 is an emerging growth company under the JOBS Act. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of our acquisition of Bank 1440, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. The Company expects to lose its status as an emerging growth company on August 29, 2019, five years after the Bank 1440 acquisition.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Bancorp 34 will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Bancorp 34 has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

ITEM 1A.       Risk Factors

Not applicable, as Bancorp 34, Inc. is a “Smaller Reporting Company.”

ITEM 1B.       Unresolved Staff Comments

None.

ITEM 2.          Properties

We conduct business through our main office in Alamogordo, New Mexico and three branch offices located in Las Cruces, New Mexico and Peoria and Scottsdale, Arizona. We also operate loan production offices in El Paso, Texas (El Paso County), Albuquerque, New Mexico (Bernalillo County), Scottsdale, Arizona (Maricopa County), Tubac, Arizona (Santa Cruz County), Kirkland, Washington (King County), Puyallup, Washington (Pierce County), Medford, Oregon (Jackson County) and Littleton, Colorado (Arapahoe County). We began building a loan production team in Portland, Oregon in December 2016, but have no office there at this time. At December 31, 2016, the total net book value of our premises, land and equipment was $9.8 million.

ITEM 3.          Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.          Mine Safety Disclosures

Not applicable

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ under the symbol “BCTF.” As of March 15, 2017, we had 271 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 3,438,190 shares of common stock outstanding. The following table sets forth market price information for our common stock. Information for stock prices prior to the conversion on October 12, 2016 have been restated to reflect the 2.0473-to-one exchange ratio. We did not declare a dividend for any of the periods listed.

Quarter Ended	High	Low
December 31, 2016	$13.45	$11.96
September 30, 2016	$11.60	$10.36
June 30, 2016	$11.23	$10.26
March 31, 2016	$11.23	$7.91

December 31, 2015	$8.79	$7.82
September 30, 2015	$9.77	$8.18
June 30, 2015	$9.95	$7.20
March 31, 2015	$7.86	$7.23

The Company’s board of directors has the authority to declare dividends on our shares of common stock, subject to our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. We cannot assure you that we will pay dividends in the future, or that any such dividends will not be reduced or eliminated in the future.

The Company will not be permitted to pay dividends on its common stock if its stockholders’ equity would be reduced below the amount of the liquidation account established by the Company in connection with the conversion. The source of dividends will depend on the net proceeds retained by the Company and earnings thereon, and dividends from Bank 34. In addition, the Company is subject to state law limitations and federal bank regulatory policy on the payment of dividends. Maryland law generally limits dividends if the corporation would not be able to pay its debts in the usual course of business after giving effect to the dividend or if the corporation’s total assets would be less than the corporation’s total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution.

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended December 31, 2016.

ITEM 6.          Selected Financial Data

You should read the following summary financial information in connection with our historical financial information, which appears elsewhere in this annual report. The selected historical financial data at December 31, 2016 and 2015 and for the years ended December 31, 2016 and 2015 is derived in part from the audited consolidated financial statements that appear in this report. The information at December 31, 2014 and for the six months then ended and the information at June 30, 2014, 2013, 2012 and 2011 and for the years then ended is derived in part from audited consolidated financial statements that do not appear in this report. The information for the year ended December 31, 2014 and the six months ended December 31, 2013 is unaudited.

	At December 31,			At June 30,
	2016	2015	2014	2014	2013	2012
	(Dollars in thousands)
Selected Financial Condition:
Total assets	$328,867	$270,984	$246,954	$167,785	$174,310	$184,766
Cash and cash equivalents	16,411	19,825	14,824	9,946	4,216	4,549
Available-for-sale securities	31,499	28,631	29,018	38,959	55,340	41,271
Loans held for investment, net	241,399	192,137	173,990	90,998	89,390	111,266
Loans held for sale	14,221	11,381	9,429	10,279	6,295	6,885
Deposits	224,522	225,700	201,939	134,673	135,517	143,421
Federal Home Loan Bank advances	50,000	13,000	12,500	8,810	13,327	15,502
Stockholders' equity	50,777	29,644	29,336	22,184	23,597	24,676

	Years Ended			Six Months Ended		Years Ended
	December 31,			December 31,		June 30,
	2016	2015	2014	2014	2013	2014	2013	2012
			(unaudited)		(unaudited)
	(In thousands, except per share data)
Selected Operating Data:
Interest income	$13,502	$12,224	$8,367	$4,894	$3,467	$6,940	$7,503	$8,524
Interest expense	1,684	1,434	1,394	767	736	1,363	1,831	2,194
Net interest income	11,818	10,790	6,973	4,127	2,731	5,577	5,672	6,330
Provision (credit) for loan losses	1,019	694	50	50	-	-	(121)	2,939
Net interest income after provision (credit) for loan losses	10,799	10,096	6,923	4,077	2,731	5,577	5,793	3,390
Non-interest income (1)	11,213	4,903	6,243	4,473	1,314	3,083	3,596	1,039
Non-interest expense (2)	20,888	14,658	12,766	7,528	4,656	9,895	9,486	7,797
Income (loss) before income taxes	1,124	341	399	1,023	(611)	(1,235)	(97)	(3,367)
Income taxes (3)	(4,171)	20	74	74	-	-	36	26
Net income	$5,295	$321	$326	$949	$(611)	$(1,235)	$(133)	$(3,393)

Income (loss) per share - basic (4)	$1.57	$0.09	$0.11	$0.30	$(0.23)	$(0.46)	$(0.05)	$(1.26)
Income (loss) per share - diluted (4)	$1.57	$0.09	$0.11	$0.30	$(0.23)	$(0.46)	$(0.05)	$(1.26)

(1)	Non-interest income for the year ended December 31, 2014 and the six months ended December 31, 2014 includes a bargain purchase gain of $2.9 million in connection with the acquisition of Bank 1440.

(2)	Non-interest expense for the years ended December 31, 2015 and 2014, the six months ended December 31, 2014 and 2013 and the years ended June 30, 2014, 2013 and 2012 includes merger-related expenses of $100,000, $1.4 million, $801,000, $344,000, $920,000, $234,000, and $0, respectively.

(3)	A $4.2 million net income tax benefit was recognized in 2016 primarily due to the reversal of all valuation reserves on net deferred tax assets.

(4)	Basic and diluted income (loss) per share amounts in the above table for all periods prior to October 2016 have been restated at the second-step conversion exchange rate of 2.0473 to one.

	At or For the
	Years Ended			Six Months Ended		Years Ended
	December 31,			December 31, (5)		June 30,
	2016	2015	2014	2014	2013	2014	2013	2012
Performance Ratios:
Return on average assets (ratio of net income (loss) to average total assets)	1.78%	0.12%	0.17%	0.84%	(0.71)%	(0.73)%	(0.07)%	(1.84)%
Return on average equity (ratio of net income (loss) to average stockholders' equity)	16.31%	1.08%	1.29%	6.77%	(5.36)%	(5.46)%	(0.55)%	(12.84)%
Net interest rate spread (1)	4.11%	4.36%	3.77%	3.84%	3.39%	3.52%	3.34%	3.65%
Net interest margin (2)	4.26%	4.47%	3.89%	3.96%	3.52%	3.66%	3.50%	3.82%
Noninterest expense to average assets	7.52%	5.64%	6.51%	6.68%	5.39%	5.84%	5.29%	4.24%
Dividend payout ratio	-%	-%	-%	-%	-%	-%	-%	(4.23)%
Efficiency ratio (3)	90.70%	93.41%	96.60%	87.53%	115.10%	114.26%	102.34%	105.81%
Average interest-earning assets to average interest- bearing liabilities	123.69%	118.80%	116.20%	116.27%	113.73%	114.88%	114.50%	112.88%

Capital Ratios:
Total capital to risk-weighted assets (Bank only)	18.14%	16.93%	17.09%	17.09%	24.66%	23.89%	25.77%	22.06%
Tier 1 capital to risk-weighted assets (Bank only)	17.03%	15.91%	16.13%	16.13%	23.41%	22.64%	24.51%	20.80%
Tier 1 capital to average assets (Bank only)	11.91%	11.06%	11.68%	11.68%	13.89%	13.36%	13.63%	12.93%
Average stockholders' equity to average total assets	10.91%	11.46%	12.88%	12.44%	13.20%	13.34%	13.41%	14.36%

Asset Quality Ratios:
Allowance for loan losses to total gross loans (4)	1.03%	0.97%	0.97%	0.97%	1.85%	1.77%	2.00%	2.02%
Allowance for loan losses to total gross loans less acquired loans (4)	1.19%	1.28%	1.50%	1.50%	1.85%	1.77%	2.00%	2.02%
Allowance for loan losses to nonperforming loans (4)	41.99%	102.71%	209.50%	209.50%	288.83%	371.33%	242.23%	63.93%
Net (charge-offs) recoveries to average loans	(0.20)%	(0.25)%	(0.06)%	0.02%	(0.19)%	(0.18)%	(0.45)%	(2.34)%
Nonperforming loans to total gross loans	2.44%	0.95%	0.46%	0.46%	0.64%	0.48%	0.82%	3.15%
Nonperforming loans to total assets	1.81%	0.68%	0.33%	0.33%	0.36%	0.26%	0.43%	2.06%
Nonperforming assets and accruing troubled debt restructurings to total assets	1.81%	0.79%	0.86%	0.86%	1.43%	1.05%	1.52%	3.46%

Other Data:
Number of full service offices	4	4	4	4	2	2	2	2
Full time equivalent employees	138	98	75	75	60	65	66	59

(1)	Net interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)	There is no allowance for loan losses on loans acquired in the acquisition of Bank 1440.

(5)	Ratios for six-month periods have been annualized.

ITEM 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section as of and for the year ended December 31, 2016 and 2015, has been derived from the consolidated financial statements that appear elsewhere in this annual report. You should read the information in this section in conjunction with the business and financial information regarding Bancorp 34, Inc. and the financial statements provided in Part II, Item 8 of this annual report.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses, the evaluation of other-than-temporary impairment of securities, the valuation of and our ability to realize deferred tax assets and the measurement of fair values of financial instruments.

Allowance for Loan Losses. The allowance for loan losses is calculated with the objective of maintaining an allowance necessary to absorb probable credit losses inherent in the loan portfolio. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires an estimate of the losses for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of collateral.

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

The allowance for loan losses consists primarily of specific allocations and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral, including adjustments for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting and payment history. We also analyze delinquency trends, general economic conditions, trends in historical loss experience and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance. The principal assumption used in calculating the allowance for loan losses is the estimate of loss for each risk rating. Actual loan losses may be significantly more than the allowance we have established, which could have a material negative effect on our financial results.

Other-Than-Temporary Impairment. Securities are evaluated on at least a quarterly basis, to determine whether a decline in their value is other-than-temporary. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not we intend to sell or expect that it is more likely than not that we will be required to sell the investment security prior to an anticipated recovery in fair value. Once a decline in value for a debt security is determined to be other than temporary, the other-than-temporary impairment is separated in (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in operations. The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive loss.

Valuation of Deferred Tax Assets. Effective December 31, 2016, we reversed 100% of our net deferred tax asset valuation allowances and recognized an income tax benefit based upon our assessment of net deferred tax assets that are more-likely-than-not to be realized. The net deferred tax asset had been offset by an equal valuation allowance since June 2012. In evaluating our ability to realize deferred tax assets, management considers all positive and negative information, including our past operating results and our forecast of future taxable income. In determining future taxable income, management utilizes a budget process that makes business assumptions and the implementation of feasible and prudent tax planning strategies, if any. These assumptions require us to make judgments about our future taxable income that are consistent with the plans and estimates we use to manage our business. Any change in estimated future taxable income or effective tax rates may result in changes to the carrying balance of our net deferred tax assets which would result in an income tax benefit or expense in the same period.

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

Average Balance Sheet

The following tables set forth average balances, average yields and costs, and certain other information for the years indicated. Tax-equivalent yield adjustments have not been made for tax-exempt securities, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	For the Years Ended December 31,
		2016		2015			2014
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$228,662	$12,924	5.65%	$198,999	$11,644	5.87%	$126,679	$7,492	5.91%
Interest-earning deposits	16,155	81	0.50%	8,010	19	0.24%	8,043	17	0.21%
Securities	30,546	473	1.55%	32,635	506	1.55%	43,398	843	1.94%
Federal Home Loan Bank stock	1,973	16	0.79%	1,114	42	3.81%	628	12	1.93%
Other	383	8	2.09%	506	13	2.55%	421	3	0.71%
Total interest-earning assets	277,719	13,502	4.86%	241,264	12,224	5.07%	179,169	8,367	4.67%
Noninterest-earning assets	$19,959			18,691			16,831
Total assets	$297,678			$259,955			$196,000

Interest-bearing liabilities:
Checking, money market and savings accounts	$124,540	$912	0.73%	$104,798	$719	0.69%	$68,176	$372	0.55%
Certificates of deposit	67,096	564	0.84%	78,091	653	0.84%	74,139	686	0.92%
Total deposits	191,636	1,476	0.77%	182,889	1,372	0.75%	142,315	1,058	0.74%
Advances from FHLB of Dallas	32,894	208	0.63%	20,196	62	0.31%	11,878	336	2.83%
Total interest-bearing liabilities	224,530	1,684	0.75%	203,085	1,434	0.71%	154,193	1,394	0.90%
Non-interest bearing deposits	37,200			24,570			14,488
Non-interest bearing liabilities	3,476			2,503			2,072
Total liabilities	265,206			230,158			170,753
Stockholders' equity	32,472			29,797			25,247
Total liabilities and stockholders' equity	$297,678			$259,955			$196,000

Net interest income		$11,818			$10,790			$6,973
Net interest rate spread (1)			4.11%			4.36%			3.77%
Net interest-earning assets (2)	$53,189			$38,179			$20,954

Net interest margin (3)			4.26%			4.47%			3.89%
Average interest-earning assets to average interest-bearing liabilities	123.69%			118.80%			116.20%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Years Ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,706	$(426)	$1,280	$4,208	$(56)	$4,152
Interest-earning deposits	34	28	62	-	2	2
Securities	(28)	(5)	(33)	(209)	(128)	(337)
Federal Home Loan Bank of Dallas stock	34	(60)	(26)	9	21	30
Other	(5)	-	(5)	1	9	10
Total interest-earning assets	1,741	(463)	1,278	4,009	(152)	3,857

Interest-bearing liabilities:
Checking, money-market and savings accounts	201	(8)	193	200	147	347
Certificates of deposit	(85)	(4)	(89)	37	(70)	(33)
Total deposits	116	(12)	104	237	77	314
Advances from FHLB of Dallas	56	90	146	235	(509)	(274)
Total interest-bearing liabilities	172	78	250	472	(432)	40
Change in net interest income	$1,569	$(541)	$1,028	$3,537	$280	$3,817

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

Cash and cash equivalents decreased $3.4 million to $16.4 million at December 31, 2016 from $19.8 million at December 31, 2015. The decrease is primarily the result of funding the increase in portfolio loans.

Loans held for investment increased $49.9 million, or 25.7%, to $243.9 million at December 31, 2016 from $194.0 million at December 31, 2015. The increase was primarily due to a $49.2 million, or 33.5%, increase in commercial real estate loans. Most of the growth was in our Arizona market.

Loans held for sale increased $2.8 million to $14.2 million at December 31, 2016 from $11.4 million at December 31, 2015. We currently sell a significant majority of the one- to four-family residential real estate loans we originate in the secondary market. The balances at any month end vary based upon the timing and volume of current loan originations and sales.

Available for sale securities increased $2.9 million to $31.5 million at December 31, 2016 from $28.6 million at December 31, 2015.

Other real estate decreased from $306,000 at December 31, 2015 to $0 at December 31, 2016. One commercial property valued at $306,000 held on December 31, 2015 was sold in the second quarter of 2016 and one single-family home with a carrying value of $196,000 was put into other real estate in the first quarter of 2016 and sold in the third quarter of 2016. Net sales losses of $90,000 related to those properties was recorded in 2016.

The core deposit intangible recorded in connection with the acquisition of Bank 1440, decreased $80,000 to $283,000 at December 31, 2016 from $363,000 at December 31, 2015 reflecting normal amortization.

Total deposits decreased $1.2 million, or 0.5%, to $224.5 million at December 31, 2016 from $225.7 million at December 31, 2015. The decrease includes a $10.5 million, or 14.2% decrease in time deposits and a $1.5 million decrease in non-interest bearing demand deposits, partially offset by a $10.9 million, or 9.6% increase in savings and NOW deposits. The Company has been growing noninterest bearing demand and saving and money market balances while allowing time deposits to run off at maturity to improve the deposit mix and reduce the cost of funds. Most of the growth in noninterest bearing demand deposits was the result of efforts to encourage new commercial loan customers to move their business operating accounts to us.

Borrowings, consisting solely of Federal Home Loan Bank advances, increased $37.0 million to $50.0 million at December 31, 2016 from $13.0 million at December 31, 2015. We utilized short-term borrowings during the course of the year to fund loans held for sale. We also funded $20.0 million of our portfolio loan growth through long term advances with two- to four-year terms with fixed interest rates averaging 1.11%.

Total stockholders’ equity increased $21.1 million, or 71.3%, to $50.8 million at December 31, 2016 from $29.6 million at December 31, 2015. The growth was primarily from the proceeds of the stock offering held in conjunction with the second-step conversion completed in October 2016 and net income for the year of $5.3 million.

Comparison of Operating Results for the Years Ended December 31, 2016 and December 31, 2015

General. We had net income of $5.3 million for the year ended December 31, 2016, including a $4.1 million tax benefit due to the reversal of all net deferred tax asset valuation reserves, compared to net income of $321,000 for the year ended December 31, 2015.

Interest Income. Interest income increased $1.3 million, or 10.5%, to $13.5 million for the year ended December 31, 2016 from $12.2 million for the year ended December 31, 2015. The increase was primarily due to a $36.5 million, or 15.1%, increase in average interest-earning assets. The yield on average interest-earning assets decreased 21 basis points to 4.86% for the year ended December 31, 2016 from 5.07% for the year ended December 31, 2015. Interest and fees on loans increased $1.3, or 11%, to $12.9 million for the year ended December 31, 2016, from $11.6 million for the year ended December 31, 2015. Interest income on loans increased due primarily to a $29.7 million, or 14.9%, increase in average loan balances from organic growth. The average balance of securities decreased $2.1 million, or 6.4%, to $30.5 million for the year ended December 31, 2016, compared to $32.6 million for the year ended December 31, 2015, and the average yield stayed constant at 1.55% for both years.

Interest Expense. Interest expense increased $250,000 or 17.4%, to $1.7 million for the year ended December 31, 2016 from $1.4 million for the year ended December 31, 2015. The increase was partially the result of an increase in interest expense on borrowings, which increased $146,000, or 235.5%, to $208,000 for the year ended December 31, 2016 from $62,000 for the year ended December 31, 2015 due to a 63% increase in average borrowings and a 32 basis point or 103% increase in average borrowing rates. Average interest-bearing deposits for the year ended December 31, 2016 were $191.6 million, representing an $8.7 million, or 4.8%, increase compared to average interest-bearing deposits of $182.9 million for the year ended December 31, 2015. The average rate paid on interest-bearing deposits was 0.77% compared to 0.75% for 2015.

Interest paid on checking, money market and savings accounts increased $193,000, or 26.8%, to $912,000 for the year ended December 31, 2016 from $719,000 for the year ended December 31, 2015. The average rate we paid on such deposit accounts increased four basis points to 0.73% for the year ended December 31, 2016 from 0.69% for the year ended December 31, 2015 and the average balance increased $19.7 million, or 18.8%, to $124.5 million for the year ended December 31, 2016 from $104.8 million for the year ended December 31, 2015. The average rates we pay on these accounts is considerably higher in the Arizona market.

Interest on certificates of deposits decreased $89,000, or 13.6%, to $564,000 for the year ended December 31, 2016 from $653,000 for the year ended December 31, 2015. The average balance of certificates of deposit decreased $11.0 million, or 14.1%, to $67.1 million for the year ended December 31, 2016 from $78.1 million for the year ended December 31, 2015. The average rate paid on certificates of deposit stayed constant at 0.84% for the year ended December 31, 2016 and for the year ended December 31, 2015.

The increase in checking, savings and money market deposits and decrease in certificates of deposit is primarily due to maturing certificate of deposit customers preferring not to lock into term deposits, and growth from new and existing Arizona customers.

Net Interest Income. Net interest income increased $1.0 million, or 9.5%, to $11.8 million for the year ended December 31, 2016 from $10.8 million for the year ended December 31, 2015, as a result of a higher balance of net interest-earning assets. Our average net interest-earning assets increased by $36.5 million, or 15.1%, to $277.7 million for the year ended December 31, 2016 from $241.3 million for the year ended December 31, 2015, due primarily to organic growth. Our net interest rate spread decreased by 25 basis points to 4.11% for the year ended December 31, 2016 from 4.36% for the year ended December 31, 2015. Our cost of borrowings increased to 0.63% for the year ended December 31, 2016 from 0.31% for the year ended December 31, 2015 due to the increase in short term interest rates following the 25 basis point increase in the target Federal Funds rate in December 2015.

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

See “Asset Quality - Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we recorded a provision for loan losses of $1.0 million for the year ended December 31, 2016, compared to $694,000 for the year ended December 31, 2015. In the year ended December 31, 2016, the allowance for loan losses grew $612,000 or 32.3%, and gross loans held for investment grew $49.9 million, or 25.7%.

To the best of our knowledge, at December 31, 2016 we have recorded all loan losses that are both probable and reasonable to estimate as of December 31, 2016.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about the recoverability of our loan balances based upon information available to it at the time of its examination.

Noninterest Income. Noninterest income increased $6.3 million, or 128.7%, to $11.2 million for the year ended December 31, 2016 from $4.9 million for the year ended December 31, 2015 due to a higher volume of loan sales and related gains.

Gain on sale of loans increased $5.8 million, or 120.5%, to $10.7 million for the year ended December 31, 2016 from $4.9 million for the year ended December 31, 2015 as the Bank has continued to expand its secondary mortgage loan operations. During the year ended December 31, 2016, we sold $259.4 million of mortgage loans for a gain of $9.8 million and $10.6 million of SBA loans for a gain of $839,000, compared to $143.6 million of mortgage loan sales and $5.1 million of SBA loan sales during the year ended December 31, 2015 for gains of $4.3 million and $500,000, respectively. We realized a 3.8% average premium (gain on sale/sold loans) on the sales of mortgage loans for the year ended December 31, 2016 and 3.0% for the year ended December 31, 2015. The Bank has experienced higher premiums on sales of mortgage loans since mid-2015 when we enhanced our pipeline management with the addition of more experienced personnel. Premiums vary from period to period based upon the mix of government Federal Housing Administration (FHA) and Veterans Administration (VA) loans to conventional loans, geographic markets and market interest rates, specifically 10-year U.S. Treasury rates.

Noninterest Expense. Noninterest expense increased $6.2 million, or 42.5%, to $20.9 million for the year ended December 31, 2016 from $14.7 million for the year ended December 31, 2015, due primarily to higher salaries and benefits, data processing fees, professional fees and occupancy. The increases were primarily related to the expansion of our mortgage banking operations in the fall of 2015 and again in the first half of 2016.

Provision for Income Tax. There was a $4.2 million income tax benefit recorded for the year ended December 31, 2016 and a $20,000 provision for income tax expense recorded for the year ended December 31, 2015. Effective December 31, 2016, we reversed net deferred tax asset valuation allowances and recognized an income tax benefit based upon our assessment of net deferred tax assets that are more-likely-than-not to be realized. The net deferred tax asset had been offset by an equal valuation allowance since June 2012. In evaluating our ability to realize deferred tax assets, management considered all positive and negative information, including our past operating results and our forecast of future taxable income. In determining future taxable income, management utilizes a budget and forecasting process based upon market and reasonable business assumptions. These assumptions require us to make judgments about our future taxable income that are consistent with the plans and estimates we use to manage our business. The Company had net operating loss carry-forwards from prior periods which offset most of the income for the year ended December 31, 2015.

Loans Held for Investment

We originate residential real estate loans, as well as commercial real estate loans, including multi-family residential real estate loans, construction loans, commercial and industrial loans and consumer and other loans. The following tables set forth the composition of our loans held for investment by type at the dates indicated.

	At December 31,						At June 30,
	2016		2015		2014		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate (1)	$195,814	80.0%	$146,644	75.3%	$129,949	73.7%	$55,103	59.3%	$48,081	52.6%	$62,666	55.0%
One- to four-family residential real estate	29,977	12.2%	31,412	16.1%	32,959	18.7%	34,015	36.6%	38,432	42.1%	45,154	39.6%
Commercial and industrial	9,876	4.0%	10,235	5.3%	8,594	4.9%	2,787	3.0%	3,346	3.7%	5,622	4.9%
Consumer and other	9,191	3.8%	6,429	3.3%	4,816	2.7%	1,007	1.1%	1,487	1.6%	510	0.5%
Total gross loans	244,858	100.0%	194,720	100.0%	176,318	100.0%	92,912	100.0%	91,346	100.0%	113,952	100.0%
Less:
Unamortized loan fees	(953)		(689)		(621)		(269)		(132)		(249)
Allowance for loan losses	(2,506)		(1,894)		(1,707)		(1,645)		(1,824)		(2,437)

Loans held for investment, net	$241,399		$192,137		$173,990		$90,998		$89,390		$111,266

(1)	Includes multi-family real estate loans.

The following table sets forth the contractual maturities of our loans held for investment at December 31, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

			One- to four-family
	Commercial real estate		residential real estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2017	$18,610	5.35%	$433	4.83%
2018 to 2021	92,317	5.10%	3,917	5.19%
2022 and beyond	84,887	5.01%	25,627	5.37%
	$195,814	5.08%	$29,977	5.34%

	Commercial and industrial		Consumer and other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2017	$5,825	5.52%	$3,781	5.74%	$28,649	5.43%
2018 to 2021	3,251	5.09%	5,365	4.94%	104,850	5.10%
2022 and beyond	800	5.34%	45	7.52%	111,359	5.09%
	$9,876	5.36%	$9,191	5.28%	$244,858	5.13%

The following table sets forth our fixed and adjustable-rate loans at December 31, 2016 that are contractually due after December 31, 2017.

	Due after December 31, 2017
	Fixed	Adjustable	Total
	(Dollars in thousands)
Commercial real estate	$83,820	$93,384	$177,204
One- to four-family residential real estate	26,771	2,773	29,544
Commercial and industrial	3,195	856	4,051
Consumer and other	213	5,196	5,410
	$113,999	$102,209	$216,209

Asset Quality

We review loans on a regular basis, and place loans on nonaccrual status when either principal or interest is 90 days or more past due, or earlier if we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status.

Nonperforming Assets. The following table sets forth information regarding our nonperforming assets.

	At December 31,			At June 30,
	2016	2015	2014	2014	2013	2012
	(Dollars in thousands)
Nonaccrual loans
Real estate loans:
One- to four-family residential real estate	$649	$1,490	$181	$99	$120	$701
Commercial real estate	3,719	-	617	327	633	3,111
Commercial and industrial loans	1,600	354	17	17	-	-
Consumer and other loans	-	-	-	-	-	-
Total nonaccrual loans	5,968	1,844	815	443	753	3,812
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	-	-	-	-	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	5,968	1,844	815	443	753	3,812
Other real estate (ORE)
One- to four-family residential real estate	-	-	-	17	297	24
Commercial real estate	-	306	820	820	1,095	2,031
Total other real estate	-	306	820	837	1,392	2,055
Other nonperforming assets	-	-	-	-	-	-
Total nonperforming assets	$5,968	$2,150	$1,635	$1,280	$2,145	$5,867

Ratios:
Nonperforming loans to gross loans held for investment	2.44%	0.95%	0.46%	0.48%	0.82%	3.35%
Nonperforming assets to total assets	1.81%	0.79%	0.66%	0.76%	1.23%	3.18%
Nonperforming assets to gross loans held for investment and ORE	2.44%	1.10%	0.92%	1.37%	2.31%	5.06%

Two large loan relationships partially secured by real estate comprise $4.9 million, or 81%, of the $6.0 million in nonaccrual loans at December 31, 2016, and $3.7 million, or 62%, of the total December 31, 2016 nonaccrual loan balance, is guaranteed by the SBA.

The largest nonaccrual relationship, with a $3.2 million outstanding balance, is a loan to an operating commercial entity that has filed for Chapter 11 bankruptcy protection. The loan is 75% SBA guaranteed and the outstanding balance is collateralized by the real estate, all business assets and cash surrender value of a life insurance policy.

The second largest nonaccrual loan relationship includes two loans to a commercial enterprise that ceased operation in late 2016, with a total $1.7 million book balance as of December 31, 2016. One loan with a contractual balance of $1.4 million is 75% SBA guaranteed. The loans are personally guaranteed by the principal, who has filed for personal protection under Chapter 7 of the bankruptcy code, and his living trust. Collateral includes two operating commercial entities in Arizona, residential condominiums in Arizona and California and a single family residence in Arizona.

Due to the increase in nonaccrual loans, the nonperforming asset ratios increased from December 31, 2015 to December 31, 2016.

Interest income that would have been recorded for the year ended December 31, 2016, had nonaccruing loans been current according to their original terms amounted to $150,000. We recognized $90,000 in interest income on these loans for the year ended December 31, 2016. Of such amounts, $0 was related to troubled debt restructurings for the year ended December 31, 2016.

In addition to nonperforming assets, as of December 31, 2016, 2015 and 2014 and June 30, 2014 and 2013 we had $0, $0, $483,000, $489,000 and $505,000 accruing troubled debt restructurings, respectively.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	30 to 59	60 to 89	90 Days
	Days	Days	or more
	Past Due	Past Due	Past Due
	(In thousands)
At December 31, 2016
Commercial real estate	$550	$-	$-
One- to four-family residential real estate	108	501	69
Commercial and industrial	1,140	-	461
Consumer and other	-	-	-
	$1,798	$501	$530

At December 31, 2015
Commercial real estate	$-	$-	$-
One- to four-family residential real estate	315	173	788
Commercial and industrial	-	-	-
Consumer and other	-	-	-
	$315	$173	$788

At December 31, 2014
Commercial real estate	$-	$894	$-
One- to four-family residential real estate	945	150	113
Commercial and industrial	-	-	-
Consumer and other	-	-	-
	$945	$1,044	$113

At June 30, 2014
Commercial real estate	$162	$-	$-
One- to four-family residential real estate	-	43	-
Commercial and industrial	-	-	-
Consumer and other	-	-	-
	$162	$43	$-

At June 30, 2013
Commercial real estate	$-	$-	$137
One- to four-family residential real estate	-	45	65
Commercial and industrial	-	-	-
Consumer and other	-	-	-
	$-	$45	$202

At June 30, 2012
Commercial real estate	$153	$-	$3,111
One- to four-family residential real estate	339	142	701
Commercial and industrial	-	-	-
Consumer and other	-	-	-
	$492	$142	$3,812

Classified Assets. Federal regulations require loans and other assets of lesser quality be classified as “substandard”, “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We designate an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention.

The following table sets forth our amounts of classified assets and assets designated as special mention as of December 31, 2016 and 2015 and 2014. The classified assets total at December 31, 2016 includes $6.0 million of nonperforming loans. Three large loan relationships partially secured by real estate comprise $7.0 million of substandard loans at December 31, 2016, and $6.5 million of those, representing 54% of total substandard loans, are guaranteed by the SBA.

	At December 31,
	2016	2015	2014
	(In thousands)
Classified assets:
Substandard loans	$11,709	$4,052	$3,021
Substandard ORE	-	306	820
Substandard assets	11,709	4,358	3,841
Doubtful	296	354	-
Loss	-	-	-
Total classified assets	$12,005	$4,712	$3,841

Special mention	$856	$2,105	$657

Allowance for Loan Losses. The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on the current level of net loan losses, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

The following table sets forth activity in our allowance for loan losses (ALLL) for the periods indicated.

	Years Ended			Six Months Ended		Years Ended
	December 31,			December 31, (1)		June 30,
	2016	2015	2014	2014	2013	2014	2013
	(Dollars in thousands)

Balance at beginning of period	$1,894	$1,707	$1,733	$1,645	$1,824	$1,824	$2,437
Provision for (credit to) loan losses	1,019	694	50	50	-	-	(121)
Charge-offs:
One- to four-family residential real estate loans	(141)	(339)	(101)	(14)	-	(86)	(111)
Commercial real estate loans	-	-	-	-	(76)	(76)	(383)
Commercial and industrial loans	(384)	(359)	-	-	-	-	-
Consumer and other loans	-	-	(33)	(1)	(16)	(48)	(187)
Total charge-offs	(525)	(698)	(134)	(15)	(92)	(210)	(681)
Recoveries:
One- to four-family residential real estate loans	2	3	26	26	-	-	46
Commercial real estate loans	116	183	30	-	-	30	66
Commercial and industrial loans	-	-	-	-	-	-	-
Consumer and other loans	-	-	2	1	1	1	77
Total recoveries	118	186	58	27	1	31	189
Net (charge-offs) recoveries	(407)	(512)	(76)	12	(91)	(179)	(492)

Balance at end of period	$2,506	$1,889	$1,707	$1,707	$1,733	$1,645	$1,824

Allowance for loan losses to nonperforming loans (2)	41.99%	102.71%	209.50%	209.50%	288.83%	371.33%	242.23%
Allowance for loan losses to total loans (2)	1.03%	0.97%	0.97%	0.97%	1.85%	1.77%	2.00%
Allowance for loan losses to total loans less acquired loans (2)	1.19%	1.28%	1.50%	1.50%	1.85%	1.77%	2.00%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.20)%	(0.25)%	(0.06)%	0.02%	(0.19)%	(0.18)%	(0.45)%

(1)	Ratios for the six month periods have been annualized.
(2)	There is no allowance for loan losses on loans acquired in the acquisition of Bank 1440.

The ratio of our allowance for loan losses to nonperforming loans decreased during the years ended December 31, 2016 and 2015 due primarily to increases in nonperforming loans.

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans held for investment at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2016		2015		2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate loans	$618	12.2%	$656	16.1%	$388	18.7%
Commercial real estate loans	1,689	80.0%	1,136	75.3%	1,125	73.7%
Commercial and industrial loans	147	4.0%	64	5.3%	178	4.9%
Consumer and other loans	52	3.8%	38	3.3%	16	2.7%
Total allocated allowance	$2,506	100.0%	$1,894	100.0%	$1,707	100.0%

	At June 30,
	2014		2013		2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate loans	$375	36.6%	$196	42.1%	$262	39.6%
Commercial real estate loans	1,126	59.3%	1,568	52.6%	2,006	55.0%
Commercial and industrial loans	129	3.0%	55	3.7%	55	4.9%
Consumer and other loans	15	1.1%	5	1.6%	114	0.5%
Total allocated allowance	$1,645	100.0%	$1,824	100.0%	$2,437	100.0%

Investments

Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At December 31,						At June 30,
	2016		2015		2014		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities (1)	$27,525	$27,128	$23,450	$23,271	$21,797	$21,728	$30,094	$29,819
Agency securities	2,589	2,526	3,498	3,459	4,926	4,856	9,106	8,831
Municipal obligations	1,837	1,845	1,899	1,901	2,443	2,434	309	309
Total	$31,951	$31,499	$28,847	$28,631	$29,166	$29,018	$39,509	$38,959

(1)	Includes Freddie Mac, Ginnie Mae and Fannie Mae

At December 31, 2016, 2015 and 2014 and June 30, 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at December 31, 2016, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Tax-equivalent yield adjustments have not been made for tax-exempt securities, as the effect thereof was not material.

	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More Than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities (1)	$-	-%	$25,060	1.60%	$2,464	2.31%	$-	-%	$27,525	$27,128	1.66%
Agency securities	-	-%	2,589	1.63%	-	-%	-	-%	2,589	2,526	1.63%
Municipal obligations	122	2.11%	1,716	2.56%	-	-%	-	-%	1,837	1,845	2.53%
	$122	2.11%	$29,365	1.66%	$2,464	3.10%	$-	-%	$31,951	$31,499	1.70%

(1) Includes Freddie Mac, Ginnie Mae and Fannie Mae

Sources of Funds

General. Deposits traditionally have been our primary source of funds for use in lending and investment activities. We also use Federal Home Loan Bank of Dallas advances to supplement cash flow needs, lengthen the maturities of liabilities, for interest rate risk purposes and to manage the cost of funds. Funds are derived from scheduled loan payments, securities maturities, loan prepayments, loan sales, and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. The following tables set forth the distribution of average total deposits by account type, for the periods indicated.

	For the Years Ended December 31,
	2016			2015			2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit Type:
Non-interest bearing	$37,200	16.3%	0.00%	$24,570	11.8%	0.00%	$14,488	9.2%	0.00%
Checking	31,275	13.7%	0.43%	30,080	14.5%	0.50%	18,131	11.6%	0.35%
Money market	87,387	38.2%	0.88%	63,298	30.5%	0.84%	19,893	12.7%	0.82%
Savings	5,878	2.6%	0.12%	11,420	5.5%	0.34%	30,152	19.2%	0.49%
Certificates of deposit	67,097	29.2%	0.84%	78,091	37.7%	0.84%	74,139	47.3%	0.92%
Total deposits	$228,837	100.0%	0.77%	$207,459	100.0%	0.50%	$156,803	100.0%	0.52%

	For the Six Months Ended December 31,
	2014			2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit Type:
Non-interest bearing	$17,134	9.5%	0.00%	$12,937	9.6%	0.00%
Checking	23,335	12.9%	0.44%	12,727	9.4%	0.20%
Money market	30,040	16.6%	0.87%	9,155	6.8%	0.65%
Savings	30,457	16.8%	0.48%	29,412	21.8%	0.53%
Certificates of deposit	79,844	44.2%	0.87%	70,987	52.5%	1.08%
Total deposits	$180,810	100.0%	0.66%	$135,218	100.0%	0.75%

	For the Years Ended June 30,
	2014			2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit Type:
Non-interest bearing	$12,372	9.2%	0.00%	$12,514	9.0%	0.00%
Checking	12,783	9.6%	0.20%	12,038	8.6%	0.22%
Money market	9,365	7.0%	0.65%	9,919	7.1%	0.68%
Savings	29,625	22.1%	0.51%	27,194	19.5%	0.67%
Certificates of deposit	69,674	52.1%	1.04%	77,805	55.8%	1.25%
Total deposits	$133,819	100.0%	0.72%	$139,470	100.0%	0.90%

As of December 31, 2016, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 was $11.8 million. The following table sets forth the maturity of these certificates as of December 31, 2016:

At December 31, 2016
(In thousands)
Three months or less	$1,653
Over three through six months	1,999
Over six through twelve months	3,000
Over twelve months	5,155
Total	$11,807

Borrowings. As of December 31, 2016, 2015 and 2014 our borrowings consisted solely of Federal Home Loan Bank of Dallas advances. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Years Ended			At or For the Six Months Ended		At or For the Years Ended
	December 31,			December 31,		June 30,
	2016	2015	2014	2014	2013	2014	2013
	(Dollars in thousands)
Average amount outstanding during the period	$32,894	$20,196	$11,878	$14,147	$13,018	$11,309	$14,415
Highest amount outstanding at any month end during the period	$75,000	$30,000	$18,960	$18,960	$13,281	$13,281	$15,452
Weighted average interest rate during the period	0.68%	0.31%	2.83%	2.26%	3.47%	3.57%	4.03%
Balance outstanding at end of period	$50,000	$13,000	$12,500	$12,500	$11,973	$8,810	$13,327
Weighted average interest rate at end of period	0.79%	0.41%	0.22%	0.22%	2.84%	3.39%	3.11%

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee reviews our asset/liability policies and position and the implementation of interest rate risk strategies.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

•	offering a variety of adjustable rate loan products;

•	using alternate funding sources, such as advances from the Federal Home Loan Bank of Dallas;

•	maintaining pricing strategies that encourage “core” deposits; and

•	selling longer-term, fixed rate loans into the secondary market.

By following these strategies, we believe that we are better positioned to react to increases in market interest rates.

Economic Value of Equity. We monitor interest rate risk through the use of a simulation model that estimates the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. The quarterly reports developed in the simulation model assist us in identifying, measuring, monitoring and controlling interest rate risk to ensure compliance within the our policy guidelines.

The tables below set forth, as of December 31, 2016 and 2015, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

December 31, 2016				December 31, 2015
Change in				Change in
Interest		Estimated Increase		Interest		Estimated Increase
Rates	Estimated	(Decrease) in EVE		Rates	Estimated	(Decrease) in EVE
(basis points)(1)	EVE (2)	Amount	Percent	(basis points)(1)	EVE (2)	Amount	Percent
(Dollars in thousands)
+300	$38,165	$(3,895)	-9.26%	+300	$40,538	$3,419	9.21%
+200	40,073	(1,987)	-4.72%	+200	40,594	3,475	9.36%
+100	41,328	(732)	-1.74%	+100	39,543	2,424	6.53%
-	42,060	-	-	-	37,119	-	-
-100	40,838	(1,222)	-2.91%	-100	33,097	(4,022)	-10.84%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at December 31, 2016, in the event of a 100 basis point decrease in interest rates, we would experience a 2.91% decrease in EVE. In the event of a 200 basis point increase in interest rates at December 31, 2016, we would experience a 4.72% decrease in EVE. At December 31, 2015, in the event of a 100 basis point decrease in interest rates, we would have experienced a 10.84% decrease in EVE. In the event of a 200 basis point increase in interest rates at December 31, 2015, we would have experienced 9.36% increase in EVE.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in EVE require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the EVE table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the EVE table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on EVE and will differ from actual results.

EVE calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities.

We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2016.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $16.4 million. In late December 2015 noninterest bearing commercial deposits increased $10.0 million unexpectedly and we carried excess liquidity into 2016. Available-for-sale securities, which provide additional sources of liquidity, totaled $31.5 million at December 31, 2016. In addition, at December 31, 2016, we had $50.0 million of advances outstanding from the Federal Home Loan Bank of Dallas and the ability to borrow an additional $87.5 million.

At December 31, 2016, we had $27.4 million in loan commitments outstanding, of which $9.2 million is for construction loans, and an additional $27.2 million in commitments to originate and sell loans held for sale. In addition to commitments to originate loans, we had $8.7 million in unused lines of credit.

Time deposits due within one year of December 31, 2016 totaled $39.7 million, or 62.4% of total time deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us, either as certificates of deposit or as other deposit products. We expect that we will be able to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of Dallas.

During the year ended December 31, 2016 net cash provided by operating activities was $6.9 million representing net income adjusted for non-cash items. The largest outgoing cash flow was $267.1 million in funding of loans held for sale and the largest cash inflow was the $280.7 million in proceeds from sales of loans held for sale.

Our primary investing activities are the origination of loans and the purchase of securities. In the years ended December 31, 2016 and 2015, we originated $391.5 million and $201.4 million of loans and purchased $10.4 million and $9.7 million of securities, respectively. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $1.2 million during the year ended December 31, 2016 due primarily to the decrease in time deposits.

Federal Home Loan Bank advances increased $37.0 million during the year ended December 31, 2016.

Bank 34 is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2016, Bank 34 exceeded all regulatory capital requirements. Bank 34 is categorized as “well-capitalized” under regulatory guidelines.

The net proceeds from the stock offering significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including funding loans.  Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, which will increase our net interest-earning assets and net interest income.  However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity will be adversely affected by the stock offering.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. For additional information, see Note 11 of the Notes to the Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowings and deposits and agreements with respect to securities.

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 1 of the Notes to the Consolidated Financial Statements.

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes of Bancorp 34, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8.	Financial Statements and Supplementary Data

The financial statements, the report thereon and the notes thereto commence at page 52 of this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control — Integrated Framework (2013).  Based on such assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based upon those criteria.

Because the Company is a smaller reporting company, it is not required to receive, and has not received, a report with respect to the effectiveness of internal control over financial reporting from an independent registered public accounting firm.

/s/ Jill Gutierrez	/s/ Jan R. Thiry
Jill Gutierrez	Jan R. Thiry
Chief Executive Officer	Executive Vice President, Chief Financial Officer & Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bancorp 34, Inc.

Alamogordo, New Mexico

We have audited the accompanying consolidated balance sheets of Bancorp 34, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Briggs & Veselka Co.
Briggs & Veselka Co.
Houston, Texas

March 22, 2017

BANCORP 34, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Cash and due from banks	$4,766,344	$5,959,864
Interest-bearing deposits with banks	11,645,000	13,865,000
Total cash and cash equivalents	16,411,344	19,824,864

Loans held for investment	243,905,382	194,031,590
Allowance for loan losses	(2,506,033)	(1,894,196)
Loans held for investment, net	241,399,349	192,137,394

Loans held for sale	14,221,163	11,380,627
Available-for-sale securities	31,499,132	28,630,551
Other real estate	-	306,000
Premises and equipment, net	10,113,470	9,801,328
Stock in financial institutions	3,575,061	1,546,847
Accrued interest receivable	790,085	698,904
Deferred income taxes, net	4,317,017	-
Bank owned life insurance	5,481,168	5,355,013
Core deposit intangible, net	282,932	362,780
Prepaid and other assets	776,477	940,099

TOTAL ASSETS	$328,867,198	$270,984,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$36,426,382	$37,969,000
Savings and NOW deposits	124,535,039	113,624,419
Time deposits	63,560,582	74,106,894
Total deposits	224,522,003	225,700,313

Federal Home Loan Bank advances	50,000,000	13,000,000
Escrows	315,175	277,370
Accrued interest and other liabilities	3,253,443	2,363,000
Total liabilities	278,090,621	241,340,683

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, $0.01 par value at December 31, 2016 and $0.10 par value at December 31, 2015; 100,000,000 and 20,000,000 authorized, 3,438,190 and 3,449,971 issued, 3,438,190 and 3,438,440 outstanding at December 31, 2016 and 2015, respectively.	34,382	168,513
Additional paid-in capital	27,161,856	9,713,894
Retained earnings	25,700,007	20,404,880
Accumulated other comprehensive loss, net of tax	(363,437)	(216,047)
Treasury stock, at cost; 0 and 11,530 shares	-	(139,332)
Unearned employee stock ownership plan (ESOP) shares	(1,756,231)	(288,184)
Total stockholders’ equity	50,776,577	29,643,724

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$328,867,198	$270,984,407

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015
Interest income
Interest and fees on loans	$12,923,716	$11,643,531
Interest on securities	473,242	506,108
Interest on other interest-earning assets	104,860	74,087
Total interest income	13,501,818	12,223,726

Interest expense
Interest on deposits	1,475,738	1,371,703
Interest on borrowings	208,316	62,192
Total interest expense	1,684,054	1,433,895

Net interest income	11,817,764	10,789,831
Provision for loan losses	1,019,000	694,000

Net interest income after provision for loan losses	10,798,764	10,095,831

Noninterest income
Gain on sale of loans	10,687,005	4,847,600
Service charges and fees	362,007	296,629
Loss on sale and impairments of other real estate	(89,779)	(517,863)
Gain on sale of securities	-	6,414
Bank owned life insurance income	173,826	131,823
Other	80,202	138,309
Total noninterest income	11,213,261	4,902,912

Noninterest expense
Salaries and benefits	13,142,030	8,304,436
Occupancy	1,814,149	1,597,282
Data processing fees	2,024,867	1,612,302
FDIC and other insurance expense	232,028	258,854
Professional fees	1,414,163	945,859
Merger-related expenses	-	99,577
Advertising	310,333	220,230
Net other real estate expenses	4,043	23,175
Other	1,946,875	1,596,414
Total noninterest expense	20,888,488	14,658,129

Income before income taxes	1,123,537	340,614
Provision (benefit) for income taxes	(4,171,590)	20,000

NET INCOME	5,295,127	320,614

Other comprehensive (loss)
Unrealized (loss) on available-for-sale securities	(147,390)	(67,601)

COMPREHENSIVE INCOME	$5,147,737	$253,013

Income per common share (2015 amounts restated):
Basic	$1.57	$0.09
Diluted	$1.57	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated
				Other
		Additional		Comprehensive		Unearned	Total
	Common	Paid-In	Retained	Income	Treasury	ESOP	Stockholders'
	Stock	Capital	Earnings	(Loss)	Stock	Shares	Equity

BALANCE, DECEMBER 31, 2014	$168,552	$9,714,459	$20,084,266	$(148,446)	$(139,332)	$(343,168)	$29,336,331

Net income	-	-	320,614	-	-	-	320,614
Unrealized (loss) on available-for-sale securities	-	-	-	(67,601)	-	-	(67,601)
Amortization of ESOP award	-	(604)	-	-	-	54,984	54,380
Other	(39)	39	-	-	-	-	-
BALANCE, DECEMBER 31, 2015	$168,513	$9,713,894	$20,404,880	$(216,047)	$(139,332)	$(288,184)	$29,643,724

Net income	-	-	5,295,127	-	-	-	5,295,127
Unrealized (loss) on available-for-sale securities	-	-	-	(147,390)	-	-	(147,390)
Amortization of ESOP award	-	13,167	-	-	-	35,533	48,700
Second-step conversion and stock offering	(134,131)	17,434,795	-	-	139,332	(1,503,580)	15,936,416
BALANCE, DECEMBER 31, 2016	$34,382	$27,161,856	$25,700,007	$(363,437)	$-	$(1,756,231)	$50,776,577

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Cash flows from operating activities
Net income	$5,295,127	$320,614
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	606,918	630,595
Stock dividend on financial institution stock	(21,014)	(7,112)
Loss on sale and impairments of other real estate	89,779	517,863
Amortization of premiums and discounts on securities, net	554,513	612,725
Amortization of ESOP award	48,700	54,380
Amortization of core deposit intangible	79,848	102,388
Gain on sale of available-for-sale securities	-	(6,414)
Gain on sale of loans	(10,687,005)	(4,847,600)
Proceeds from sale of loans held for sale	280,672,817	153,629,618
Funding of loans held for sale	(267,072,214)	(145,588,454)
Provision for loan losses	1,019,000	694,000
Earnings on bank-owned life insurance	(126,154)	(131,823)
Deferred income tax expense	(4,213,570)	-
Changes in operating assets and liabilities:
Accrued interest receivable	(91,181)	(43,703)
Income taxes receivable	(41,019)	-
Prepaid and other assets	189,640	(347,874)
Accrued interest and other liabilities	615,948	(544,827)
Other	-	40,517
Net cash provided by operating activities	6,920,133	5,084,893

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	6,711,717	6,656,949
Proceeds from sales of available-for-sale securities	-	2,799,336
Purchases of available-for-sale securities	(10,370,646)	(9,742,836)
Net change in loans held for investment	(55,956,151)	(24,038,173)
Purchases of premises and equipment	(919,060)	(417,788)
(Purchases) redemption of stock in financial institutions	(2,007,200)	366,200
Net proceeds from sales of other real estate	411,778	24,454
Net cash used for investing activities	(62,129,562)	(24,351,858)

Cash flows from financing activities
Net change in deposits	(1,178,311)	23,761,627
Net change in escrows	37,804	6,229
Issuance of common stock	15,936,416	-
Net change in Federal Home Loan Bank advances	37,000,000	500,000
Net cash provided by financing activities	51,795,909	24,267,856

Net (decrease) increase in cash and cash equivalents	(3,413,520)	5,000,891

Cash and cash equivalents, beginning of period	19,824,864	14,823,973

Cash and cash equivalents, end of period	$16,411,344	$19,824,864

Supplemental disclosures:
Interest paid	$1,684,054	$1,426,975
Income taxes paid	$98,000	$20,000
Noncash investing and financing activities:
Transfers of loans to other real estate	$195,558	$28,317
Sale of treasury shares to ESOP	$1,503,580	$-

The accompanying notes are an integral part of these consolidated financial statements.

Bancorp 34, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Bancorp 34, Inc. (“Bancorp 34” or the “Company”) is a Maryland corporation organized in 2016 to be the successor to Alamogordo Financial Corp (“AFC”), a savings and loan holding company upon completion of the second-step conversion of Bank 34 (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. AF Mutual Holding Company (the “MHC”) was the former mutual holding company for AFC prior to completion of the second-step conversion.  In conjunction with the second-step conversion, both the MHC and AFC ceased to exist.  The second-step conversion was completed on October 11, 2016 at which time Bancorp 34 sold 1,879,484 shares of its common stock (including 150,358 shares purchased by the Bank’s employee stock ownership plan) at $10.00 per share for gross proceeds of approximately $18.8 million. Expenses related to the stock offering totaled $1.3 million and were netted against proceeds. As part of the second-step conversion, each of the outstanding shares of common stock of AFC held by persons other than the MHC were converted into 2.0473 shares of Bancorp 34 common stock with cash paid in lieu of fractional shares.  As a result, a total of 1,558,706 shares were issued to persons previously owning AFC shares in the second-step conversion.  After the conversion and stock offering 3,438,190 shares of Bancorp 34 common stock were outstanding.

Because the conversion occurred on October 11, 2016, the financial information included in this report for all periods prior to that date is that of AFC and all share and per share information prior to that date has been revised to reflect the 2.0473-to-1 exchange ratio. The historical financial results of the MHC are immaterial to the results of the Company and therefore its net assets have been reflected as an increase in stockholders’ equity at Bancorp 34 in the fourth quarter of 2016. As a result of the conversion, Bancorp 34 now owns 100% of the Bank.

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

Reclassifications – Certain reclassifications have been made to prior period’s financial information to conform to the current period presentation.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash, due from banks, and federal funds sold. Generally, the Company considers all highly-liquid instruments with original maturities of three months or less to be cash equivalents. In monitoring credit risk associated with deposits in other banks, the Bank periodically evaluates the stability of the correspondent financial institutions.

Securities – The Company reviews its financial position, liquidity, and future plans in evaluating the criteria for classifying securities. Available-for-sale securities consist of bonds, notes, debentures, mortgage-backed securities, municipal obligations and certain equity securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders’ equity. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines in the fair value of individual available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the expected life of the security.

Loans Held for Investment, Net – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific allowances and net of any deferred fees or costs. Loans are considered past due or delinquent based on the contractual terms in the loan agreement and how recently repayments have been received. Interest income is recognized based upon principal amounts outstanding. The accrual of interest is discontinued at the time the loan is 90 days past due or when, in the opinion of management, there is doubt about the ability of the borrower to pay interest or principal, unless the credit is well secured and in process of collection. Interest previously accrued but uncollected on such loans is reversed and charged against current income. Subsequent interest collected on such loans is credited to loan principal if, in the opinion of management, collectability of principal is doubtful; otherwise, the interest collected is recognized as income and resumption of interest accruals may occur. Loans are charged-off as uncollectible when, in the opinion of management, collectability of principal is improbable. Personal loans are typically charged off when no later than 180 days past due.

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio; credit concentrations; trends in historical loss experience; and specific impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on the current level of net loan losses, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

Loans Held for Sale – Loans held for sale includes one- to four-family residential real estate loans, and periodically, a portion of Small Business Administration (“SBA”) loans the Bank intends to sell. They are carried at the lower of aggregate cost or fair value. Gains and losses on the sale of mortgage loans are recognized upon sale and are determined by the difference between the sales proceeds and carrying value of the loans. These loans are generally sold within seven to 14 days of origination. Net unrealized losses, if any, are recorded as a valuation allowance and charged to operations. The December 31, 2016 and 2015 loans held for sale portfolio totaled $14.2 million and $11.4 million, respectively, all of which were one- to four-family residential real estate loans.

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Other Real Estate (ORE) – ORE consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at fair market value based on appraisal value less estimated sales costs. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses; any subsequent valuation adjustments are charged to expense, and the basis of the properties is reduced accordingly. These properties are not held for the production of income and, therefore, are not depreciated. Significant improvements expected to increase the resale value are capitalized and added to the value of the property.

Premises and Equipment – Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method in amounts sufficient to relate the cost of depreciable assets to operations over the estimated useful lives of the assets which range from three to seven years for equipment and fifteen to forty years for leasehold improvements and buildings. Maintenance and repairs that do not extend the useful lives of premises and equipment are charged to expense as incurred.

Bank Owned Life Insurance (BOLI) – The Bank holds BOLI representing life insurance on the lives of certain executives of the Bank purchased in order to help offset the costs of the Bank’s benefit expenses. BOLI is carried on our consolidated balance sheets at the net cash surrender value of the policies and increases in the net cash surrender value are recorded in noninterest income in the consolidated statements of comprehensive income (loss) as bank owned life insurance income.

Core deposit intangible (CDI) – Core deposit intangible represents a premium paid to acquire core deposits representing the net present value of core deposits acquired over their book value on the acquisition date. The core deposit intangible is amortized using the double declining balance method over the 9-year estimated useful lives of the core deposits. Core deposit intangibles are tested for impairment whenever events or changes in circumstances indicate the carrying value of the assets may be larger than the value of the future undiscounted cash flows.

Income Taxes – Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Accrued interest and penalties associated with uncertain tax positions are recognized as part of the income tax provision. The Company has no uncertain tax provisions.

Fair Value Measurements – Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A three-level fair value hierarchy prioritizes the inputs used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities; includes certain U.S. Treasury and other U.S. Government agency debt that is highly-liquid and is actively traded in over-the-counter markets.

•	Level 2 – Inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Financial Instruments with Off-Balance-Sheet Risk – In the ordinary course of business, the Bank enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received. The credit risk associated with these instruments is evaluated using the same methodology as for loans held for investment.

Advertising Cost – The Bank conducts direct and non-direct response advertising. These costs are expensed as incurred. Advertising costs for the years ended December 31, 2016 and 2015 were $300,000 and $220,000.

Comprehensive Income (Loss) – Comprehensive income (loss) consists of net income (loss) and net unrealized gains and losses on securities available-for-sale, net of taxes when applicable.

Stock-Based Compensation – The Company has a Stock Option Plan and a Recognition and Retention Plan which each award shares of the Company’s stock to directors and key employees.

The Company separates each award into vesting tranches and recognizes expense on the fair value of the option for each tranche over the vesting period. The fair value of options granted are estimated using the Black-Scholes option pricing model with the following assumptions: expected dividend yield, expected stock price volatility, risk-free rate of return, and the expected life of the options.

During the fiscal years ended December 31, 2016 and 2015 there were no options granted.

Employee Stock Ownership Plan (ESOP) – The cost of shares issued to the ESOP, but not yet committed to be released, is shown as a reduction of stockholders’ equity. For ESOP shares committed to be released, the Bank recognizes compensation expense equal to the average fair value of the shares committed to be released during the period in accordance with the provisions of Accounting Standards Codification (“ASC”) 718-40-30, “Compensation-Stock Compensation-Employee Stock Ownership Plans.” To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to stockholders’ equity as additional paid-in capital. The Bank makes contributions equal to the ESOP’s debt service, less dividends on unallocated and allocated (if any) shares used to repay the loan. Dividends on allocated ESOP shares are charged to retained earnings.

Business Combinations – The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations” (“ASC 805”). The Company recognizes the full estimated fair value of the assets received and liabilities assumed, immediately expenses transaction costs and accounts for restructuring plans separately from the business combination. There is no recognition of the acquired allowance for loan losses on our consolidated balance sheet as credit related factors are incorporated directly into the estimated fair value of the loans recorded at the effective date of the business combination. The excess of the cost of the merger over the fair value of the net tangible and intangible assets acquired, if any, is recorded as goodwill. Alternatively, a bargain purchase gain is recorded equal to the amount by which the estimated fair value of assets received exceeds the estimated fair value of liabilities assumed and consideration paid. Results of operations of the acquired business are included in our statement of comprehensive income (loss) from the effective date of the business combination.

Summary of Recent Accounting Pronouncements:

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure – In January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 did not have a material impact on the Company’s Consolidated Financial Statements.

Debt Issuance Costs – In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). This update requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt and would be applied using a retrospective approach. This guidance is effective for annual periods beginning after December 31, 2015, and interim periods beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU 2015-03 will not have a material impact on the Company’s financial statements.

Business Combinations – In September 2015, the FASB issued ASC 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2015-03 did not have a material impact on the Company’s financial statements.

Leases – In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.

Share-Based Payments – In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies certain aspects of accounting for share-based payment transactions, including transactions in which an employee uses shares to satisfy the employer’s minimum statutory income tax withholding obligation, forfeitures and income taxes when awards vest or are settled. The guidance also requires that tax benefits from employee share-based transactions be run directly through the income statement when realized as adjustments to tax expense or benefit. Therefore, diluted earnings per share computations no longer include an adjustment for estimated tax benefits. This guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU No. 2016-09 beginning as of January 1, 2017 and expects that this new guidance will not have a material impact on the Company’s financial statements.

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

NOTE 2 – RESTRICTIONS ON CASH AND DUE FROM BANKS

Banks are required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2016 and 2015 were $1,267,000 and $482,000, respectively, and is included in cash and cash equivalents in the consolidated balance sheets.

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities have been classified in the consolidated balance sheets according to management’s intent at December 31, 2016 and 2015. The carrying amount of such securities and their approximate fair values were as follows:

December 31, 2016
Available-for-sale securities
Mortgage-backed securities	$27,524,834	$45,866	$(442,303)	$27,128,397
U.S. Government agencies	2,588,843	-	(63,107)	2,525,736
Municipal obligations	1,837,337	7,823	(161)	1,844,999

	$31,951,014	$53,689	$(505,571)	$31,499,132

December 31, 2015
Available-for-sale securities
Mortgage-backed securities	$23,449,558	$52,498	$(231,560)	$23,270,496
U.S. Government agencies	3,498,469	10,429	(50,085)	3,458,813
Municipal obligations	1,898,571	3,317	(646)	1,901,242

	$28,846,598	$66,244	$(282,291)	$28,630,551

Proceeds from the sale of available-for-sale securities and resulting net gains and net losses were as follows:

	Year Ended December 31,
	2016	2015

Proceeds from sale	$-	$2,799,336
Income net	$-	$6,414

Amortized cost and fair value of securities by contractual maturity as of December 31, 2016 and 2015 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$121,744	$121,884	$-	$-
Due after one to five years	29,365,434	28,889,086	25,131,259	24,942,098
Due after five to ten years	2,463,836	2,488,162	3,715,339	3,688,453
Due after ten years	-	-	-	-

Totals	$31,951,014	$31,499,132	$28,846,598	$28,630,551

At December 31, 2016 and 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2016 and 2015, mortgage-backed securities included collateralized mortgage obligations of $10.1 million and $5.9 million, respectively, which are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position.

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$17,377,335	$(337,092)	$5,351,384	$(105,211)	$22,728,719	$(442,303)
U.S. Government agencies	2,525,737	(63,107)	-	-	2,525,737	(63,107)
Municipal obligations	20,054	(161)	-	-	20,054	(161)

Total temporarily impaired securities	$19,923,126	$(400,360)	$5,351,384	$(105,211)	$25,274,510	$(505,571)

At December 31, 2016 and 2015, all of the government agencies and mortgage-backed securities held by the Company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2016.

Loans and securities carried at approximately $137.8 million at December 31, 2016 were pledged to secure FHLB advances. In addition, securities carried at approximately $5.1 million at December 31, 2016 were pledged to secure public deposits.

NOTE 4 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	December 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$195,814,205	80.0%	$146,643,998	75.3%
One- to four-family residential real estate	29,976,625	12.2%	31,412,437	16.1%
Commercial and industrial	9,876,020	4.0%	10,235,492	5.3%
Consumer and other	9,191,249	3.8%	6,428,765	3.3%
Total gross loans	244,858,099	100.0%	194,720,692	100.0%
Unamortized loan fees	(952,717)		(689,102)
Loans held for investment	243,905,382		194,031,590
Allowance for loan losses	(2,506,033)		(1,894,196)
Loans held for investment, net	$241,399,349		$192,137,394

At December 31, 2016 and 2015 commercial real estate loans include construction loans of $7.9 million and $7.8 million, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans as of December 31, 2016 and 2015:

	As of December 31, 2016
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,688,448	617,912	147,371	52,302	2,506,033

Total	$1,688,448	$617,912	$147,371	$52,302	$2,506,033

Gross loans
Ending balance: individually evaluated for impairment	$3,441,874	$1,744,062	$801,078	$194,068	$6,181,082
Ending balance: collectively evaluated for impairment	192,372,331	28,232,563	9,074,942	8,997,181	238,677,017
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-
Total	$195,814,205	$29,976,625	$9,876,020	$9,191,249	$244,858,099

	As of December 31, 2015
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,136,458	656,089	63,527	38,122	1,894,196

Total	$1,136,458	$656,089	$63,527	$38,122	$1,894,196

Gross loans
Ending balance: individually evaluated for impairment	$2,221,619	$1,830,826	$354,208	$-	$4,406,653
Ending balance: collectively evaluated for impairment	144,422,379	29,581,611	9,881,284	6,428,765	190,314,039
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-
Total	$146,643,998	$31,412,437	$10,235,492	$6,428,765	$194,720,692

The following is a summary of activities for the allowance for loan losses for the years ended December 31, 2016 and 2015:

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

Beginning balance	$1,894,196	$1,707,282

Provision for (credit to) loan losses	1,019,000	694,000

Charge-offs:
Commercial real estate	-	-
One- to four-family residential real estate	(140,725)	(339,352)
Commercial and industrial	(384,563)	(354,000)
Consumer and other	-	(160)
Total charge-offs	(525,288)	(693,512)

Recoveries:
Commercial real estate	116,125	183,546
One- to four-family residential real estate	2,000	2,800
Commercial and industrial	-	-
Consumer and other	-	80
Total recoveries	118,125	186,426
Net (charge-offs) recoveries	(407,163)	(507,086)

Ending balance	$2,506,033	$1,894,196

Nonperforming Assets – The following tables present an aging analysis of the recorded investment of past due loans as of December 31, 2016 and 2015. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, loans past due 90 days or more no longer accrue interest.

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

December 31, 2016
Commercial real estate	$550,000	$-	$-	$550,000	$195,264,205	$195,814,205
One- to four-family residential real estate	108,080	501,316	68,906	678,302	29,298,323	29,976,625
Commercial and industrial	1,139,634	-	461,021	1,600,655	8,275,365	9,876,020
Consumer and other	-	-	-	-	9,191,249	9,191,249

Totals	$1,797,714	$501,316	$529,927	$2,828,957	$242,029,142	$244,858,099

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

December 31, 2015
Commercial real estate	$-	$-	$-	$-	$146,643,998	$146,643,998
One- to four-family residential real estate	314,541	173,467	788,159	1,276,167	30,136,270	31,412,437
Commercial and industrial	-	-	-	-	10,235,492	10,235,492
Consumer and other	-	-	-	-	6,428,765	6,428,765

Totals	$314,541	$173,467	$788,159	$1,276,167	$193,444,525	$194,720,692

The following table sets forth nonaccrual loans and other real estate at December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015

Nonaccrual loans
Commercial real estate	$3,718,686	$-
One- to four-family residential real estate	648,880	1,489,851
Commercial and industrial	1,600,655	354,208
Consumer and other	-	-
Total nonaccrual loans	5,968,221	1,844,059
Other real estate (ORE)	-	306,000

Total nonperforming assets	$5,968,221	$2,150,059

Nonperforming assets to gross loans held for investment and ORE	2.44%	1.10%
Nonperforming assets to total assets	1.81%	0.79%

Two large loan relationships mostly secured by real estate make up $4.9 million or 81% of the $6.0 million in nonaccrual loans at December 31, 2016 and $3.7 million or 62% of the total December 31, 2016 nonaccrual loan balance is guaranteed by the SBA.

Credit Quality Indicators – The following table represents the credit exposure by internally assigned grades at December 31, 2016 and 2015. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan .

	As of December 31, 2016
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$187,069,284	$28,232,563	$7,697,960	$8,997,181	$231,996,988
Special mention	523,207	65,457	267,327	-	855,991
Substandard	8,221,714	1,678,605	1,614,733	194,068	11,709,120
Doubtful	-	-	296,000	-	296,000
Loss	-	-	-	-	-

Totals	$195,814,205	$29,976,625	$9,876,020	$9,191,249	$244,858,099

	As of December 31, 2015
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$142,560,320	$29,434,236	$9,785,619	$6,428,765	$188,208,940
Special mention	1,862,059	147,375	95,665	-	2,105,099
Substandard	2,221,619	1,830,826	-	-	4,052,445
Doubtful	-	-	354,208	-	354,208
Loss	-	-	-	-	-

Totals	$146,643,998	$31,412,437	$10,235,492	$6,428,765	$194,720,692

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

Impaired Loans – The following tables include the recorded investment and unpaid principal balances, net of charge-offs for impaired loans with the associated allowance amount, if applicable. Management determined the allocated allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the allocated allowance recorded.

	As of December 31, 2016
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$3,718,686	$3,718,686	$-	$1,385,277
One- to four-family residential real estate	648,880	648,880	-	656,495
Commercial and industrial	1,600,655	1,600,655	-	1,075,536
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$3,718,686	$3,718,686	$-	$1,385,277
One- to four-family residential real estate	648,880	648,880	-	656,495
Commercial and industrial	1,600,655	1,600,655	-	1,075,536
Consumer and other	-	-	-	-

	As of December 31, 2015
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$-	$-	$-	$-
One- to four-family residential real estate	1,489,851	1,489,851	-	1,949,279
Commercial and industrial	354,208	354,208	-	733,940
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$-	$-	$-	$-
One- to four-family residential real estate	1,489,851	1,489,851	-	1,949,279
Commercial and industrial	354,208	354,208	-	733,940
Consumer and other	-	-	-	-

During the years ended December 31, 2016 and 2015, no interest income was recognized on these loans as interest collected was credited to loan principal.

Certain loans within the Company’s loan and ORE portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at December 31, 2016 and 2015.

Troubled Debt Restructurings – Restructured loans are considered “troubled debt restructurings” if due to the borrower’s financial difficulties, the Bank has granted a concession that they would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, rates, or a combination of the two. All troubled debt restructurings placed on nonaccrual status must show no less than six months of repayment performance by the borrower in accordance with contractual terms to return to accrual status. Once a loan has been identified as a troubled debt restructuring, it will continue to be reported as such until the loan is paid in full.

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

There were no troubled debt restructurings as of December 31, 2016 and 2015.

NOTE 5 – STOCK IN FINANCIAL INSTITUTIONS

The Bank has stock in the Federal Home Loan Bank (FHLB) of Dallas, The Independent Bankers Bank (TIB) and Pacific Coast Bankers’ Bancshares (PCBB). The carrying value of the stocks at December 31, 2016 and 2015 was $3,575,000 and $1,547,000, respectively, and is accounted for using the cost basis of accounting. The Bank is required to maintain minimum levels of FHLB stock based on various factors, including the amount of mortgage assets and the Bank’s total assets.

NOTE 6 – OTHER REAL ESTATE

There was no other real estate at December 31, 2016. The carrying value of other real estate at December 31, 2015 was $306,000 and consisted of one commercial property.

An analysis of the change in other real estate follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Beginning balance	$306,000	$820,000
Foreclosures and additions	195,558	28,317
Impairments	-	(517,863)
Sales	(501,558)	(24,454)

Ending balance	$-	$306,000

NOTE 7 – PREMISES AND EQUIPMENT, NET

Components of premises and equipment, net included in the consolidated balance sheets at December 31, 2016 and 2015 were as follows:

	At December 31,	At December 31,
	2016	2015

Cost:
Land and improvements	$2,452,807	$2,083,915
Building and improvements	11,649,269	11,383,618
Furniture and equipment	2,242,897	2,011,609
Automobiles	137,303	129,902
Total cost	16,482,276	15,609,044
Accumulated depreciation and amortization	(6,368,806)	(5,807,716)

Net book value	$10,113,470	$9,801,328

Depreciation and amortization expense was $607,000 and $565,000 for the years ended December 31, 2016 and 2015, respectively.

NOTE 8 – CORE DEPOSIT INTANGIBLE

The gross carrying value and accumulated amortization of core deposit intangible is as follows:

	December 31,
	2016	2015

Gross carrying value	$502,000	$502,000
Less accumulated amortization	(219,068)	(139,220)

Core deposit intangible	$282,932	$362,780

Amortization of core deposit intangible was $80,000 and $102,000 for the years ended December 31, 2016 and 2015, respectively.

The future amortization expense related to core deposit intangible remaining as of December 31, 2016 is as follows:

Year one	$62,266
Year two	48,556
Year three	39,057
Year four	35,443
Year five	35,443
Thereafter	62,167
$282,932

NOTE 9 – TIME DEPOSITS

Following are maturities of time deposits at December 31, 2016 and 2015:

	At December 31, 2016		At December 31, 2015

	Weighted-		Weighted-
	Average		Average
Maturity	Rate	Amount	Rate	Amount

One year or less	0.84%	$39,693,113	0.73%	$39,107,831
Over one through three years	0.93%	18,866,903	0.95%	29,330,472
Over three through five years	1.17%	5,000,566	1.16%	5,661,734
Over five years	-%	-	1.25%	6,857

	0.90%	$63,560,582	0.85%	$74,106,894

At December 31, 2016 and 2015, the Bank had $11.8 million and $13.6 million, respectively, in time deposits of $250,000 or more. At December 31, 2016 and 2015, $6.7 million  and $10.0 million, respectively, of such time deposits mature within one year.

Interest expense on time deposits in denominations of $250,000 or more amounted to $74,000 and $72,000 for the years ended December 31, 2016 and 2015, respectively.

NOTE 10 – BORROWINGS

The Bank has established a borrowing line with the FHLB of Dallas. As of December 31, 2016 and 2015, the Bank had outstanding advances totaling $50.0 million and $13.0 million, respectively, carrying interest rates from 0.56% to 1.32%. As of December 31, 2016, the Bank had unused credit available under the FHLB blanket pledge agreement of $87.5 million. The following are maturities of outstanding FHLB advances at December 31, 2016 and 2015:

	At December 31,
Maturity	2016	2015
Year one	$30,000,000	$13,000,000
Year two	10,000,000	-
Year three	-	-
Year four	10,000,000	-

	$50,000,000	$13,000,000

The Bank has two lines of credit available with other financial institutions of $6.0 and $2.0 million, respectively.

NOTE 11 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Bank has outstanding commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments as it does for instruments that are included in the consolidated balance sheets.

Financial instruments whose contract amounts represent off-balance-sheet credit risk are as follows as of December 31, 2016 and 2015:

	December 31,
	2016	2015

Commitments to originate and sell mortgage loans	$27,206,868	$15,661,263
Commitments to extend credit	27,430,757	18,695,121
Unused lines of credit	8,662,628	4,591,908
Totals	$63,300,253	$38,948,292

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

NOTE 12 – LEASES

The Bank has noncancelable operating leases that expire over the next five years that require the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for leases was $701,000 and $360,000 for the years ended December 31, 2016 and 2015, respectively.

Approximate future minimum rental commitments under noncancelable leases are:

For the Year Ending
December 31,	Amount

2017	$559,119
2018	782,567
2019	711,380
2020	612,179
2021	520,179
$3,185,424

NOTE 13 – EMPLOYEE RETIREMENT BENEFIT PLANS

Profit Sharing Plan – The Company has established a profit-sharing 401(k) type salary reduction plan (Plan) for all employees that meet the necessary eligibility requirements and participants are fully vested after six years of service. For Company matching contributions made for plan years prior to 2014, annual Company contributions were at the discretion of the Board of Directors. Effective January 1, 2014, the Company adopted a Safe Harbor matching contribution provision, whereby it agreed to match 100% of participant’s contributions up to the first 3% of salary and 50% of the next 2%, for a total maximum Company matching contribution of 4% of participant salary, as defined by the Plan. The Safe Harbor matching contribution is guaranteed.

Profit sharing plan expense was $251,000 and $151,000 for the years ended December 31, 2016 and 2015, respectively.

Employee Stock Ownership Plan – Employees participate in a leveraged ESOP. In the Conversion, the ESOP purchased 150,358 shares of stock from the Company at $10 per share. In the year ended December 31, 2015 there were no sales of shares to the ESOP and no repurchases of shares from the ESOP. In the twelve months ended December 31, 2014 and the fiscal year ended June 30, 2014, the Company sold 13,948 treasury shares to the ESOP. In the fiscal year ended June 30, 2013, the Company repurchased 1,135 ESOP shares related to terminating participants. The Company makes discretionary contributions to the ESOP and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation. Participants may receive the shares, cash, or a combination at the end of employment.

ESOP expense was $59,000 and $50,000 for the years ended December 31, 2016 and 2015, respectively. Shares held by the ESOP at December 31, 2016 and 2015 were as follows:

	At December 31,
	2016	2015

Allocated and committed to be allocated to participants	26,956	22,897
Unallocated/unearned	181,887	35,613

Total ESOP shares	208,843	58,510

Fair value of unallocated/unearned shares	$2,289,957	$313,110

Shares in the above table for all periods prior to October 2016 have been restated at the second-step conversion exchange rate of 2.0473 to one.

Defined Benefit Plan – The Company contributes to a multiemployer defined benefit pension plan, the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”, EIN 13-5645888 and, Plan No. 333). On June 1, 2006, the Company froze the benefits available under the defined benefit pension plan. The risk of participating in the Pentegra DB Plan is different from single-employer plans in the following aspects:

•	Assets contributed to the Pentegra DB Plan may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the Pentegra DB Plan, the unfunded obligations may be borne by the remaining participating employers.

•	If the Company chooses to stop participating in the Pentegra DB Plan, it may be required to pay a withdrawal liability.

The Company’s cash contributions to the Pentegra DB Plan were $130,000  and $186,000 during the years ended December 31, 2016 and 2015, respectively, all of which represented less than 5% of the total plan contributions. As of July 1, 2016 (the most recent valuation report available), the unfunded pension liability was approximately $23,000 (99.46% funded). Pension plan expense (benefit) for the years ended December 31, 2016 and 2015 was $215,000 and $247,000, respectively. There are no funding improvement or rehabilitation plans pending, and no future minimum contributions required by collective-bargaining or other contractual agreements.

NOTE 14 – BOARD OF DIRECTORS’ RETIREMENT POLICY

The Bank has entered into director retirement agreements with three current Board members, which were amended in 2013.  Each agreement provides for a normal retirement benefit equal to each director’s accrual balance of $74,238 amortized with interest and payable upon the later of the director’s normal retirement date (age 70) or his separation from service, in monthly installments over a 15-year period.  The director’s account balance is payable to the director or the director’s beneficiary under certain circumstances as set forth in the director’s individual agreement.

The Board previously had a deferred compensation policy (Policy) to compensate Board members for their service to the Company. The retirement date for directors was the later of the last month in which they reached age 70 or completion of their term if they were elected to the Board during the annual meeting resulting in service beyond age 70. Upon retirement, Board members receive deferred compensation for the remainder of their life up to a maximum of $2,000 per month. Board members vested in the Policy based on service as follows: zero to four years of service (20%), five years of service (40%), six years of service (60%), seven years of service (80%) and eight years of service (100%). On September 21, 2011, the Board rescinded this retirement policy for current directors. The total liability for the combined policies and agreements was $268,000 at December 31, 2016 and 2015, respectively.

NOTE 15 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2016 and 2015, includes these components:

	Years Ended December 31,
	2016	2015
Current
Federal	$329,732	$20,000
State	55,836	-
Net operating loss benefits	(343,588)	-
Deferred expense	(4,213,570)	-

Provision (benefit) for income taxes	$(4,171,590)	$20,000

Federal income tax (benefit) expense for the years ended December 31, 2016 and 2015 was ($4.2 million) and $20,000, respectfully. The 2015 tax expense was solely due to the alternative minimum tax. The income tax expense for all periods presented differs from the amounts computed by applying the federal income tax rate of 34% to earnings before federal income tax expense. These differences are primarily caused by the valuation allowance reversal in 2016, expenses that are not deductible for tax purposes and tax adjustments related to prior federal income tax returns.

A reconciliation of income tax expense at the Federal statutory rate to the Company’s actual income tax expense for all periods presented is shown below:

	Years Ended December 31,
	2016	2015

Federal tax at the statutory rate (34%)	$382,003	$115,809
Benefit from permanent differences:
State income taxes, net of Federal tax benefit	(311,126)	(107,109)
Bank-owned life insurance	(60,839)	(61,622)
Change in valuation allowance	(4,081,718)	(138,703)
Other, net	(99,910)	211,625

Provision (benefit) for income taxes	$(4,171,590)	$20,000

The tax effects of temporary differences related to deferred taxes were:

	As of December 31,
	2016	2015
Deferred tax assets:
Allowance for loan losses	$850,277	$472,681
Unrealized losses on AFS securities	170,450	-
Board of Directors retirement plan	316,823	309,462
Tax credits	91,688	46,869
Other	637,497	623,368
Deferred compensation	202,418	143,825
Purchase accounting	38,668	52,967
Organizational costs	169,772	204,024
Net operating loss carryforwards	2,456,793	2,783,762
Total deferred tax assets	4,934,386	4,636,958

Deferred tax liabilities:
FHLB stock dividends	(27,820)	(22,445)
Depreciation and amortization	(449,312)	(439,734)
Loan origination costs	(140,237)	(83,889)
Other	-	(9,172)
Total deferred tax liabilities	(617,369)	(555,240)

Net deferred tax asset before valuation allowance	4,317,017	4,081,718

Valuation allowance:
Beginning balance	(4,081,718)	(4,856,546)
Decrease/(Increase) due to merger/prior adjustments	-	636,125
Decrease/(Increase) during the period	-	138,703
Reversal of valuation allowance	4,081,718	-
Ending balance	-	(4,081,718)

Net deferred tax asset	$4,317,017	$-

A valuation allowance for deferred tax assets is recorded when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, NOL carry-back potential, and tax planning strategies in making this assessment at December 31, 2016. Based upon the Company’s assessment of all available evidence, management determined it was more-likely-than-not that the net deferred tax asset would be realized. Therefore, at December 31, 2016, the Company released its $4.1 million valuation allowance against the net deferred tax asset resulting in a credit to income tax (benefit) expense.

At December 31, 2016, the Company had federal operating loss carry-forwards of approximately $6.7 million. At December 31, 2014, Bank 34 acquired net operating loss carryforwards of approximately $11.0 million. The acquired losses are subject to IRC 382 limitations, which limit the annual use of acquired losses to $250,000 per year, and begin to expire in 2027. As such, as of December 31, 2016, Bank 34 has recorded deferred tax assets for $1.5 million related to the merger. The remaining loss carryforwards are not subject to the same limitations and begin to expire in 2032.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2016, 2015 and 2014, there were no material uncertain tax positions related to federal and state income tax matters. The Company does not expect the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

The Company files consolidated U.S. federal and various state income/franchise tax returns.

NOTE 16 – REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of December 31, 2016 and 2015, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

As of December 31, 2016, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2016:
(Dollars in thousands)

Total Capital
(to Risk-Weighted Assets)	$42,265	18.14%	$18,644	≥8.00%	$23,305	≥10.00%

Tier I Capital
(to Risk-Weighted Assets)	$39,681	17.03%	$13,983	≥6.00%	$18,644	≥8.00%

Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$39,681	17.03%	$10,487	≥4.50%	$15,148	≥6.50%

Tier I Capital
(to Average Assets)	$39,681	11.91%	$13,331	≥4.00%	$16,664	≥5.00%

As of December 31, 2015:
(Dollars in thousands)

Total Capital
(to Risk-Weighted Assets)	$31,584	16.93%	$14,928	≥8.00%	$18,660	≥10.00%

Tier I Capital
(to Risk-Weighted Assets)	$29,690	15.91%	$11,196	≥6.00%	$14,928	≥8.00%

Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$29,690	15.91%	$8,397	≥4.50%	$12,129	≥6.50%

Tier I Capital
(to Average Assets)	$29,690	11.06%	$10,742	≥4.00%	$13,428	≥5.00%

NOTE 17 – RELATED PARTY TRANSACTIONS

The Bank has entered into transactions with its executive officers, directors, significant stockholders, and their affiliates (related parties).

The activity of loans to such related parties is as follows:

	Years Ended December 31,
	2016	2015

Beginning balance	$-	$1,745,920
New loans	-	223,920
Repayments	-	(1,969,840)

Ending balance	$-	$-

Fees and bonuses paid to directors during the period	$216,000	$207,000

Deposits from related parties held by the Bank at end of period	$2,139,216	$2,480,334

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

NOTE 18 – STOCK-BASED COMPENSATION

The Company’s Stock Option Plan (the “Plan”), which is stockholder approved, permits the grant of stock options and shares to its employees or directors for up to 63,749 shares of common stock. The exercise price equaled the market price on the date the options were granted. The directors are 100% vested. The options become exercisable for the key employees at a vesting rate of 20% per year over five years and have an expiration date of the earlier of ten years from the date of grant or five years from termination.

A summary of option activity under the Plan during the year ended December 31, 2016 and 2015 is presented below:

	For the Year Ended December 31, 2016
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term

Outstanding, beginning of period	36,892	$9.65	3.1
Granted	-
Exercised	-
Forfeited or expired	(2,702)	9.65	-

Outstanding, end of period	34,190	$9.65	2.3

Exercisable, end of period	34,190	$9.65	2.3

	For the Year Ended December 31, 2015
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term

Outstanding, beginning of period	36,892	$9.65	4.1
Granted	-
Exercised	-
Forfeited or expired	-

Outstanding, end of period	36,892	$9.65	3.1

Exercisable, end of period	36,892	$9.65	3.1

Shares in the above tables for all periods prior to October 2016 have been restated at the second-step conversion exchange rate of 2.0473-to-1.

There was no stock option plan expense for the years ended December 31, 2016 and 2015.

NOTE 19 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2016 and 2015.

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

Loans Held for Sale – The fair value of loans held for sale is based on quoted market prices from FHLMC. FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

December 31, 2016
Recurring basis
Mortgage-backed securities	$-	$27,128,396	$-	$27,128,396
U.S. Government agencies	-	2,525,737	-	2,525,737
Municipal obligations	-	1,844,999	-	1,844,999
Nonrecurring basis
Loans held for sale	-	14,221,163	-	14,221,163
Impaired loans	-	-	5,968,221	5,968,221

Totals	$-	$45,720,295	$5,968,221	$51,688,516

December 31, 2015
Recurring basis
Mortgage-backed securities	$-	$23,270,496	$-	$23,270,496
U.S. Government agencies	-	3,458,813	-	3,458,813
Municipal obligations	-	1,901,242	-	1,901,242
Nonrecurring basis
Loans held for sale	-	11,380,627	-	11,380,627
Other real estate	-	-	306,000	306,000
Impaired loans	-	-	1,844,059	1,844,059

Totals	$-	$40,011,178	$2,150,059	$42,161,237

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

The following tables present estimated fair values of the Company’s financial instruments at December 31, 2016 and 2015.

			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
At December 31, 2016
Financial assets:
Cash and due from banks	$4,766	$4,766	$4,766	$-	$-
Interest-bearing deposits with banks	11,645	11,645	11,645	-	-
Available-for-sale securities	31,499	31,499	-	31,499	-
Loans held for sale	14,221	14,221	-	14,221	-
Loans held for investment, net	241,399	241,440	-	-	241,440
Stock in financial institutions	3,575	3,575	-	3,575	-

Financial liabilities:
Demand deposits, savings and NOW deposits	160,961	156,529	156,529	-	-
Time deposits	63,561	63,588	-	63,588	-
Federal Home Loan Bank advances	50,000	50,176	-	50,176	-

At December 31, 2015
Financial assets:
Cash and due from banks	$5,960	$5,960	$5,960	$-	$-
Interest-bearing deposits with banks	13,865	13,865	13,865	-	-
Available-for-sale securities	28,631	28,631	-	28,631	-
Loans held for sale	11,381	11,381	-	11,381	-
Loans held for investment, net	192,137	195,631	-	-	195,631
Stock in financial institutions	1,547	1,547	-	1,547	-

Financial liabilities:
Demand deposits, savings and NOW deposits	151,593	147,947	147,947	-	-
Time deposits	74,107	74,149	-	74,149	-
Federal Home Loan Bank advances	13,000	13,004	-	13,004	-

The following methods and assumptions were used to estimate the fair value of the additional classes of financial instruments shown:

Cash and Due from Banks, Interest-Bearing Deposits with Banks and Stock in Financial Institutions– The carrying amount approximates fair value.

Deposits and FHLB Advances – Deposits include demand deposits, savings accounts, NOW accounts and money market deposits. The carrying amount approximates fair value. The fair value of fixed-maturity time deposits and FHLB advances is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits and advances of similar remaining maturities.

NOTE 20 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information as of December 31, 2016 and 2015, pertaining only to Bancorp 34 is as follows:

BALANCE SHEETS

	As of December 31,
	2016	2015

ASSETS
Cash and due from banks	$6,978,326	$394,074
Investment in wholly owned subsidiary	41,591,052	29,618,697
ESOP note receivable	1,761,628	283,887
Prepaid and other assets	445,701	8,541

TOTAL ASSETS	$50,776,707	$30,305,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Income taxes payable	$130	$646,054
Accrued interest and other liabilities	-	15,421
Total liabilities	130	661,475

Stockholders’ equity
Common stock, $0.01 par value at December 31, 2016 and $0.10 par value at December 31, 2015; 100,000,000 and 20,000,000 authorized, 3,438,190 and 3,449,971 issued, 3,438,190 and 3,438,440 outstanding at December 31, 2016 and 2015, respectively.	34,382	168,513
Additional paid-in capital	27,161,856	9,713,894
Retained earnings	25,700,007	20,404,880
Accumulated other comprehensive loss, net of tax	(363,437)	(216,047)
Treasury stock, at cost; 0 and 11,530 shares	-	(139,332)
Unearned employee stock ownership plan (ESOP) shares	(1,756,231)	(288,184)
Total stockholders’ equity	50,776,577	29,643,724

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,776,707	$30,305,199

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Interest income on ESOP note receivable	$21,924	$12,986
Noninterest income
Equity in income of subsidiary	4,847,989	446,390

Noninterest expense
Professional fees and other	20,355	138,762

Income before income taxes	4,849,558	320,614

Provision (benefit) for income taxes	(445,569)	-

Net income	5,295,127	320,614

Other comprehensive (loss)
Unrealized (loss) on available-for-sale securities	(147,390)	(67,601)

COMPREHENSIVE INCOME	$5,147,737	$253,013

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Cash flows from operating activities
Net income	$5,295,127	$320,614
Adjustments to reconcile net income to net cash from operating activities
Equity in (income) of subsidiary	(4,847,989)	(446,390)
Changes in operating assets and liabilities
Income taxes payable	(645,924)	(5,621)
Prepaid and other assets	(437,160)	(2,742)
Accrued interest and other liabilities	(15,421)	(34,579)
Other, net	-	2
Net cash (used for) operating activities	(651,367)	(168,716)

Cash flows from investing activities -
Principal collections on ESOP note receivable	30,707	47,903
Net cash provided by investing activities	30,707	47,903

Cash flows from financing activities -
Second-step conversion proceeds	18,794,840	-
ESOP shares purchased	(1,503,580)	-
Conversion costs	(1,363,693)	-
Capital injection into subsidiary	(8,722,655)	-
Net cash provided by financing activities	7,204,912	-

Net increase (decrease) in cash and due from banks	6,584,252	(120,813)

Cash and due from banks, beginning of period	394,074	514,887

Cash and due from banks, end of period	$6,978,326	$394,074

NOTE 21 – EARNINGS PER SHARE

Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding. For earning per share computations, unallocated ESOP shares and treasury shares are not considered outstanding. The calculation of diluted weighted-average shares outstanding for the year ended December 31, 2015 excludes 36,892 shares issuable pursuant to outstanding stock options because their effect would be anti-dilutive.

	Years Ended December 31,
	2016	2015

Net income	$5,295,127	$320,614

Weighted-average shares outstanding:
Basic	3,369,496	3,397,185
Diluted	3,373,492	3,397,185

Income per common share:
Basic	$1.57	$0.09
Diluted	$1.57	$0.09

Shares outstanding and basic and diluted income per common share in the above discussion and table for all periods prior to October 2016 have been restated at the second-step conversion exchange rate of 2.0473 to one.

NOTE 22 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through March 22, 2017 which is the date the consolidated financial statements were issued.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

There were no changes made in our internal controls during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Management’s Report On Internal Control Over Financial Reporting - filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Bancorp 34, Inc. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on Bancorp 34, Inc.’s website at www.Bank 34online.com under “About Bank 34 – Investor Relations.”

The information contained under the sections captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (The “Proxy Statement”) is incorporated herein by reference or will be filed by amendment to this Annual Report on Form 10-K.

ITEM 11.	Executive Compensation

The information contained under the section captioned “Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference or will be filed by amendment to this Annual Report on Form 10-K.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for issuance under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2016 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	34,190	$9.65	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	34,190	$9.65	—

(b)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement or will be filed by amendment to this Annual Report on Form 10-K.

(c)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Proposal I – Election of Directors” in the Proxy Statement or will be filed by amendment to this Annual Report on Form 10-K.

(d)	Changes in Control

Management of the Company know of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Proposal I – Election of Directors – Certain Relationships and Related Transactions” of the Proxy Statement or will be filed by amendment to this Annual Report on Form 10-K.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement or will be filed by amendment to this Annual Report on Form 10-K.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation of Bancorp 34, Inc. (1)
3.2	Bylaws of Bancorp 34, Inc. (1)
4	Form of Common Stock Certificate of Bancorp 34, Inc. (1)
10.1	Amended and Restated Employee Stock Ownership Plan, including amendments (2) †
10.2	Deferred Compensation Agreement with Jill Gutierrez (3) †
10.3	Deferred Compensation Plan Agreement with Jan R. Thiry (3) †
10.4	Deferred Compensation Plan Agreement with William P. Kauper (3) †
10.5	Split Dollar Life Insurance Agreement with Jill Gutierrez (3) †
10.6	Form of Director Retirement Agreement, as amended (3) †
10.7	Form of Director Split Dollar Life Insurance Agreement (3) †
10.8	Alamogordo Financial Corp. 2001 Stock Option Plan (4) †
10.9	Alamogordo Financial Corp. 2001 Recognition and Retention Plan (4) †
10.10	Form of Amendment to Deferred Compensation Plan Agreement with Jill Gutierrez, Jan R. Thiry and William P. Kauper (5) †
10.11	Director Deferred Fee Plan (6) †
10.12	Retention Bonus Agreement with Jan R. Thiry (7) †
10.13	Employment Agreement By and Between Bancorp 34, Inc. and Jill Gutierrez †
10.14	Employment Agreement By and Between Bancorp 34, Inc. and William P. Kauper †
10.15	Employment Agreement By and Between Bancorp 34, Inc. and Jan R. Thiry †
10.16	Employment Agreement By and Between Bank 34 and Jill Gutierrez †
10.17	Employment Agreement By and Between Bank 34 and William P. Kauper †
10.18	Employment Agreement By and Between Bank 34 and Jan R. Thiry †
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

†	Management contract or compensation plan or arrangement.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of Bancorp 34, Inc. (File No. 333-21182), initially filed with the Securities and Exchange Commission on June 30, 2016.
(2)	Incorporated by reference to Exhibit 10.1 to Alamogordo Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 000-29655) as filed with the Securities and Exchange Commission on March 28, 2016.
(3)	Incorporated by reference to the Registration Statement on Form S-4 of Alamogordo Financial Corp. (File No. 333-192233), originally filed with the Securities and Exchange Commission on November 8, 2013, as amended.
(4)	Incorporated by reference to the exhibits to Alamogordo Financial Corp.’s Definitive Proxy Statement for the Special Meeting of Stockholders (File No. 000-29655) as filed with the Securities and Exchange Commission on May 5, 2001.
(5)	Incorporated by reference to Exhibit 10.1 to Alamogordo Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 000-29655) as filed with the Securities and Exchange Commission on July 30, 2015.
(6)	Incorporated by reference to Exhibit 10.11 to Alamogordo Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 000-29655) as filed with the Securities and Exchange Commission on March 28, 2016.
(7)	Incorporated by reference to Exhibit 10.12 to Alamogordo Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 000-29655) as filed with the Securities and Exchange Commission on March 28, 2016.

ITEM 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP 34, INC.

Date: March 22, 2017	By:	/s/ Jill Gutierrez
Jill Gutierrez
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jill Gutierrez	Chief Executive Officer	March 22, 2017
Jill Gutierrez	and Director (Principal Executive
Officer)

/s/ Jan R. Thiry	Executive Vice President, Chief	March 22, 2017
Jan R. Thiry	Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

/s/ William F. Burt	Vice Chairman	March 22, 2017
William F. Burt

/s/ Wortham A. (Pete) Cook	Director	March 22, 2017
Wortham A. (Pete) Cook

/s/ James D. Harris	Director	March 22, 2017
James D. Harris

/s/ Randal L. Rabon	Chairman	March 22, 2017
Randal L. Rabon

/s/ Elaine E. Ralls	Director	March 22, 2017
Elaine E. Ralls

/s/ Don P. Van Winkle	Director	March 22, 2017
Don P. Van Winkle

