Form 10-K/A
period 2016-12-31
Bancorp 34, Inc.
filed 2017-05-01
CIK 1668340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

1

EXPLANATORY NOTE

Bancorp 34, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 23, 2017. In accordance with General Instruction G(3), the Company is now filing this amendment to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Our Board of Directors is comprised of seven members. Our Bylaws provide that directors are divided into three classes as nearly equal in number as possible, with one class of directors elected annually. Our directors are generally elected to serve for a three-year period and until their respective successors are elected and qualified.

The following sets forth certain information regarding the members of our Board of Directors, and executive officers who are not directors, including the terms of office of board members. Except as indicated herein, there are no arrangements or understandings between any director and any other person pursuant to which such director was selected. Age information is as of December 31, 2016, and term as a director includes service with Bank 34.

With respect to directors and nominees, the biographies contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee to determine that the person should serve as a director. Each director of Bancorp 34, Inc. is also a director of Bank 34.

Directors

James D. Harris. Mr. Harris, age 71, has served as a director since 2008. Previously, he served as a director of Pioneer Bank in New Mexico for seven years. Mr. Harris was the owner of Charles, Garland & Harris Agency, Alamogordo, New Mexico, until the sale of the firm and his retirement in 2008. He serves as a director of Gerald Champion Regional Medical Center in Alamogordo and is a current member of the Committee of 50 (military support committee). Mr. Harris is a Paul Harris Fellow of Rotary International and remains involved in economic, civic and cultural matters in Otero County, New Mexico. He also served as President of the New Mexico Amigos, a statewide organization of business and professional people and the Official Goodwill Ambassadors of the State of New Mexico. Mr. Harris’ experience in risk management provides valuable insights into the types and levels of insurance we should maintain for the complexity of our operating environment.

Elaine E. Ralls. Ms. Ralls, age 67, has served as a director since August 2014 upon the completion of Alamogordo Financial Corp.’s acquisition of Bank 1440. Ms. Ralls has owned and operated several businesses in Arizona, each of which was successfully acquired or merged with larger entities. Currently, Ms. Ralls is the President of AIR Marketing, an advertising agency based in Phoenix, Arizona that she formed in 1998 and which she owns with her son. AIR recently received the Ethics Award from the Better Business Bureau and is ranked by the Phoenix Business Journal in the Top Places to Work, Top Advertising Agencies, and Top Women Owned Businesses. She is actively involved on the Board of Directors for the Better Business Bureau and the Arizona Foundation for Women, as well as the Lennox Tech Enterprise Center (an organization for CEOs) and the Women President’s Organization. Ms. Ralls served as a director of Bank 1440 beginning in 2007. Ms. Ralls’ experience in company mergers and associated integration of companies and cultures provides us with a strong resource for guidance pertaining to our business expansion via strategic alliances and acquisitions.

Jill Gutierrez. Ms. Gutierrez, age 66, has been employed by Bank 34 since 2007. She was named Chief Executive Officer in January 2015, having previously served since July 2011 as President and Chief Executive Officer. Ms. Gutierrez has also served as Senior Vice President and Chief Credit Officer, as well as the Las Cruces Division President. Ms. Gutierrez was appointed as a director in July 2011. Prior to joining Bank 34, Ms. Gutierrez held the position of Senior Vice President and Senior Lending Officer at Western Bank in Alamogordo, New Mexico, and at First National Bank in Alamogordo, New Mexico.  From 2001 to 2007 she was Senior Vice President and Market President at First Federal Bank in Las Cruces, New Mexico.  Ms. Gutierrez has been employed in the banking industry since 1972. Ms. Gutierrez’s direct experience in managing operations and employees provides the Board of Directors with insight into operations, and her position on the Board of Directors provides a clear and direct channel of communication from senior management to the full board and alignment on corporate strategy.

Randal L. Rabon. Mr. Rabon, age 60, has served as a director since 2007. He is currently Chairman of Bancorp 34, Inc. Mr. Rabon is a private owner of and investor in construction and land development limited liability companies and partnerships, including Mesa Verde Enterprises, the largest civil contractor in Otero County, New Mexico. Mr. Rabon has served as a director of many civic and business organizations, including as president of the Board of the Otero County Electric Cooperative, overseeing approximately $100 million in assets and $20 million in annual revenues. In addition, his director experience spans other organizations including the Otero County Building Contractors Association and Otero County Fair Board. Mr. Rabon is an honorary Commander for the 311th Fighter Squadron, Holloman Air Force Base. A lifelong resident and active member of the community, he and his family also operate a cattle ranch in their hometown of Alamogordo, New Mexico. Mr. Rabon’s deep economic roots in the community and experience dealing with regulatory matters associated with the government contract projects of his construction and development firms is highly beneficial in bringing perspective to our corporate governance matters.

Wortham A. (Pete) Cook. Mr. Cook, age 68, has served as a director since March 2015. Prior to his appointment to the Board of Directors, Mr. Cook served as a financial consultant to Bank 34 from January 2014 to March 2015. From 1989 until his retirement in December 2013 he served as President, Chief Executive Officer and Director at First National Bank in Alamogordo, New Mexico. Mr. Cook also served as Executive Vice President and Vice President at First National Bank from 1987 to 1989. He held the position of Executive Vice President and managed commercial lending, corporate strategy and administration at United Bank of Lea County, Hobbs, New Mexico, from 1982 through 1987. He served as an executive branch manager overseeing consumer finance and administration from 1971 through 1982 in Hobbs, New Mexico and Farmington, New Mexico. Mr. Cook is a director emeritus of the New Mexico State University at Alamogordo Foundation; current chairman of the Economic Development Council of Otero County; and a member of the Committee of 50 (military support committee). His director experience spanned other organizations including: Federal Reserve Bank, El Paso, Texas; Federal Reserve Bank, Dallas, Texas; and the New Mexico Bankers Association. Mr. Cook’s banking background and leadership experience brings valuable insight in the areas of leadership, bank operations, credit evaluation and corporate governance.

William F. Burt. Mr. Burt, age 66, has served as director since 2007. He is currently Vice Chairman of Bancorp 34, Inc. and is Chairman of the Bank 34 Compliance Committee. Mr. Burt has served in several different capacities in the broadcast industry since receiving his degree in mass communications from New Mexico State University in 1974. He has been the owner and general manager of Burt Broadcasting, Inc. since 1988. Mr. Burt is a current State Senator representing District #33. He has spent many years actively supporting the U.S. Air Force and Army. Mr. Burt was a charter member of the Governor Appointed New Mexico Military Base Planning Commission. He also serves as a Holloman Wingman, a member of the Air Force Air Combat Command Commanders Group and a member of the State Veterans and Military Affairs Committee. In the New Mexico State Senate, Mr. Burt serves on the Senate Finance Committee, as well as the Revenue Stabilization and Tax Committee and Science and Technology Committee. Mr. Burt has been awarded the New Mexico Broadcaster of the Year Award, Owner of the Radio Station of the Year Award and was named Alamogordo Citizen of the Year. He has also served as Chairman of the Alamogordo Chamber of Commerce, the Committee of 50 (military support committee), Flickinger Center for Performing Arts and the New Mexico Broadcasters Association. Mr. Burt’s media background, senatorial experience and experience in our local markets provides the franchise with substantial insights and discipline for enhancing our public perception and corporate citizenship initiatives.

Don P. Van Winkle. Mr. Van Winkle, age 60, joined the Board of Directors in June 2013. He works with mid-market companies in an out-sourced corporate development and Board role to include managing acquisitions and divestitures, bank-relations and other capital access options.  Previous experience includes:  Vistage Chair for Vistage international from 2011 through 2014 (a CEO peer advisory organization); Managing Director for SDR Ventures, a Denver-based investment banking company and mezzanine debt fund; Three years as both President and Corporate Banking Manager for two Denver-based middle-market banking groups; Seven years as Chairman & Chief Executive Officer of Van Winkle’s Farmers Market, Inc. (a 500 employee IGA retail grocery store group based in New Mexico), which he successfully sold in 2002;  Chief Financial Officer and Chief Operating Officer of Fresh Produce Sportswear, Inc., a sportswear design and distribution firm based in Boulder, Colorado where he additionally served on the Board of Directors for 10 years.  Mr. Van Winkle began his career as a corporate banker in Denver (1980 to 1991) after spending two years as a bank examiner with the Comptroller of the Currency.  Mr. Van Winkle’s experience is instrumental in high level evaluation of our credit management processes and practices and his experience as a chief financial officer and chief executive officer qualify him to serve as our audit committee financial expert.

Executive Officers Who are Not Directors

William P. Kauper. Mr. Kauper, age 65, has been employed by Bank 34 since October 2010. He was named President/Director of Corporate Development in January 2015, having previously served as Senior Vice President and Chief Operations Officer. Mr. Kauper has served as an executive officer and board member in community and publicly-traded banks in Wisconsin, Arizona, Colorado and New Mexico. Prior to joining Bank 34, he was President and Chief Executive Officer and a board member of Peoples National Bank in Colorado from 2006 through July 2010. From 1999 through 2006, Mr. Kauper was employed by Western Security Bank in Scottsdale, Arizona, and served as its President/Chief Operating Officer and as a board member at the time of the bank’s acquisition in 2006. Mr. Kauper has been employed in the banking industry since 1975.

Jan R. Thiry. Mr. Thiry, age 64, joined Bank 34 as Senior Vice President, Chief Financial Officer and Treasurer in February 2014, and was named Executive Vice President, Chief Financial Officer and Treasurer in January 2015. Mr. Thiry has over 35 years of experience with Wisconsin and Illinois financial institutions and multi-bank holding companies ranging in assets from $1 billion to $22 billion, including Security Capital Corp./Security Bank SSB, Marshall & Ilsley Corporation/M&I Bank, CIB Marine Bancshares and Midwest Banc Holdings, with responsibilities including audit manager, controller and chief accounting officer.  He began his career as an auditor with KPMG LLP and, immediately prior to joining Bank 34, spent three years as a consultant with RGP, formerly Resources Global Professionals, specializing in Securities and Exchange Commission reporting, investor relations, GAAP interpretation, merger and acquisition accounting and financial analysis with multi-national corporations in the Chicago area.  He is a Certified Public Accountant and has been an adjunct professor for the Keller Graduate School of Management, teaching courses in accounting, auditing, fraud investigation and business communications over the past 20 years.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports required to be filed for the year ended December 31, 2016, we believe that no executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports on a timely basis.

Code of Ethics

Bancorp 34, Inc. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on Bancorp 34, Inc.’s website at www.Bank 34online.com under “About Bank 34 – Investor Relations.”

Audit Committee

The Audit Committee is comprised of Directors Rabon, Ralls and Van Winkle, each of whom is “independent” in accordance with applicable Securities and Exchange Commission rules and Nasdaq listing standards. Ms. Ralls serves as chair of the Audit Committee. The Board of Directors has determined that Mr. Van Winkle qualifies as an “audit committee financial expert” as defined under applicable Securities and Exchange Commission rules. In addition, each Audit Committee member has the ability to analyze and evaluate our financial statements and has an understanding of the Audit Committee’s functions. In addition, each Audit Committee member has overseen and assessed the finances and financial reporting of various businesses that they own or with which they have been employed.

ITEM 11.	Executive Compensation

Executive Officer Compensation

The following table sets forth for the years ended December 31, 2016 and 2015, certain information as to the total remuneration paid by Bank 34 to Ms. Gutierrez, who served as Chief Executive Officer during that time period, and the two most highly compensated executive officers of Bank 34 other than Ms. Gutierrez (“Named Executive Officers”). The “Stock Awards,” “Stock Options” and “Non-equity Incentive Plan Compensation” columns have been omitted because no listed individual earned any compensation during the fiscal year of a type required to be disclosed in these columns.

SUMMARY COMPENSATION TABLE
Name and principal position	Year Ended December 31,	Salary ($)	Bonus ($) (1)	Nonqualified deferred compensation earnings ($) (2)	All other compensation ($) (3)	Total ($)
Jill Gutierrez	2016	238,703	120,963	6,845	17,250	383,761
Chief Executive Officer	2015	238,703	61,256	4,668	14,456	319,083

William P. Kauper	2016	164,967	87,943	—	3,972	256,882
President/Director of Corporate Development	2015	164,997	42,254	—	2,967	210,218

Jan R. Thiry	2016	155,000	84,154	745	9,785	249,684
Executive Vice President, Chief Financial Officer and Treasurer	2015	155,000	60,254	332	3,910	219,496

(1)	See “—Bonuses,” below, for a description of the amounts in this column.
(2)	Reflects the above-market interest rate paid on the accounts of the Named Executive Officers under deferred compensation agreements, described below.
(3)	For the year ended December 31, 2016, none of the Named Executive Officers had perquisites the aggregate value of which exceeded $10,000. For the year ended December 31, 2016, the amounts in this column represent, in the case of Ms. Gutierrez, $886 representing the value of term life insurance protection received under her Split Dollar Life Insurance Agreement, $10,600 in employer matching contributions under the 401(k) Plan and $5,764 allocated under the Employee Stock Ownership Plan, in the case of Mr. Kauper, allocations under the Employee Stock Ownership Plan, and for Mr. Thiry $8,610 in employer matching contributions under the 401(k) Plan and $1,175 allocated under the Employee Stock Ownership Plan.

For the year ended December 31, 2016, Bank 34 paid discretionary bonuses to Ms. Gutierrez, Mr. Kauper and Mr. Thiry based on the Compensation Committee’s recommendation after a review of quantitative and qualitative performance-based metrics. The Committee considered three levels of corporate performance targets, with the lowest level (threshold) resulting in cash incentive payments to the Named Executive Officers of approximately 15% of base salary, and the highest level (out-perform) resulting in cash incentive payments of approximately 50% of base salary. The performance targets and weightings were as follows:

	Bonus Level
	Level 1 - Threshold (15% of Base Salary)	Level 2 - Commendable (30% of Base Salary)	Level 3 - Out-Perform (50% of Base Salary)	Weightings

Performance Measure
Return on equity (post-tax)	4.00%	5.00%	6.00%	30%
Maintain composite CAMELS rating	N/A	N/A	Meets Expectations	20%
Non-performing assets to loans plus other real estate owned	1.84%	1.56%	1.29%	20%
Successful execution of second-step conversion	N/A	N/A	N/A	20%
Develop capital deployment plan to enhance franchise value	N/A	N/A	Board-Approved Plan	10%

For 2016, operating results were as follows:

	Result	Level
Performance Measure
Return on equity (post-tax)	14.93%	3
Maintain composite CAMELS rating	Met Expectations	3
Non-performing assets to loans plus other real estate owned	2.47%	0
Successful execution of second-step conversion	Completed	3
Develop capital deployment plan to enhance franchise value	Board-Approved Plan	3

Based on the performance measurements reviewed the Compensation Committee recommended and the Board of Directors approved, on a discretionary basis, that the management bonus should be paid at a weighted level of 2.40 for all Named Executive Officers, resulting in bonuses to Ms. Gutierrez, Mr. Kauper and Mr. Thiry in the amounts of $90,707, $62,687 and $58,900, respectively, or approximately 38% of each individual’s base salary. These amounts were paid in the second quarter of 2017.

In November 2016, Bank 34 paid discretionary bonuses to Ms. Gutierrez, Mr. Kauper and Mr. Thiry in the amounts of $30,000, $25,000 and $25,000, respectively, in recognition of Bank 34 successfully completing its second-step conversion, raising over $18 million of gross proceeds at the adjusted maximum of the offering range.

For the year ended December 31, 2015, Bank 34 paid discretionary bonuses to Ms. Gutierrez, Mr. Kauper and Mr. Thiry based on the Compensation Committee’s recommendation after a review of quantitative and qualitative performance-based metrics. The Committee considered three levels of corporate performance targets, with the lowest level (threshold) resulting in cash incentive payments to the Named Executive Officers of approximately 15% of base salary, and the highest level (out-perform) resulting in cash incentive payments of approximately 50% of base salary. The performance targets and weightings were as follows:

	Bonus Level
	Level 1 - Threshold (15% of Base Salary)	Level 2 - Commendable (30% of Base Salary)	Level 3 - Out-Perform (50% of Base Salary)	Weightings
Performance Measure
Return on equity (pre-tax)	3.15%	3.50%	3.85%	20%
Growth of loans held for investment	10.00%	15.00%	21.00%	20%
Compensation plus benefits costs as a percentage of adjusted revenue	52.00%	50.00%	48.00%	15%
Classified assets to Tier 1 capital plus the allowance for loan losses	20.0%	17.0%	13.0%	15%
Liquid assets to total assets	7.00%	7.50%	8.00%	10%
Compliance with internal capital plan	Met Capital Plan Goals	Exceeded Expectations	Significantly Exceeded Expectations	10%
Revenue diversification strategies	Met Expectations of Board	Exceeded Expectations	Implemented Board-Approved Idea	10%

The Compensation Committee determined it was appropriate to adjust actual performance levels to exclude $274,000 of net start-up operating losses related to Bank 34’s Board-approved expansion of Arizona mortgage operations in the fall of 2015.

For 2015, operating results (actual results and adjusted for the above-noted item) were as follows:

	Actual Result	Level	Adjusted Result	Level
Performance Measure
Return on equity (pre-tax)	1.57%	—	2.49%	—
Growth of loans held for investment	10.54%	1	10.54%	1
Base salary plus benefits costs as a percentage of adjusted revenue	51.50%	1	48.97%	2
Classified assets to Tier 1 capital plus the allowance for loan losses	14.92%	2	14.79%	2
Liquid assets to total assets	15.87%	3	15.87%	3
Compliance with internal capital plan	Significantly Exceeded Expectations	3	Significantly Exceeded Expectations	3
Revenue diversification strategies	Implemented Board-Approved Idea	3	Implemented Board-Approved Idea	3

Based on the performance measurements reviewed the Compensation Committee recommended and the Board of Directors approved, on a discretionary basis, that the management bonus should be paid at a weighted level of 1.70 for all Named Executive Officers, resulting in bonuses to Ms. Gutierrez, Mr. Kauper and Mr. Thiry in the amounts of $61,000, $42,000 and $40,000, respectively, or approximately 25.5% of each individual’s base salary. These amounts were paid in the first quarter of 2016.

In February 2015, Bank 34 paid discretionary bonuses to Ms. Gutierrez, Mr. Kauper and Mr. Thiry in the amounts of $70,000, $50,000 and $40,000, respectively, as part of a pool of bonuses paid to management in recognition of Bank 34 completing its acquisition of Bank 1440 in August 2014 and subsequent integration. Mr. Thiry received a retention bonus of $20,000 for remaining employed with Bank 34 through February 23, 2015.

Remaining amounts represent holiday bonuses Bank 34 paid to its Named Executive Officers for the years ended December 31, 2016 and 2015.

Deferred Compensation Agreements. Bank 34 has entered into deferred compensation agreements with Ms. Gutierrez, Mr. Kauper and Mr. Thiry in order to provide them with retirement benefits. Under each of the agreements, the executive may annually defer the payment of a portion of his or her base salary, bonus and/or performance-based compensation by filing a deferral election form with the plan administrator, setting forth the amount of the deferral and its duration. Bank 34 may, in its discretion, annually contribute an incentive award amount to the executive’s deferral account if certain return on assets (ROA) and return on equity (ROE) criteria are met. The discretionary amount that may be contributed ranges, in the case of Ms. Gutierrez, between 10% and 20% of base salary if ROA is between 0.75% and 1.5% and ROE is between 2.0% and 7.0%, and in the case of Mr. Kauper and Mr. Thiry, between 5% and 15% of base salary if ROA is between 0.16% and 0.46% and ROE is between 1.3% and 3.5%. The executives will be at all times 100% vested in any of his or her elective deferrals. The executives will vest in Bank 34 contributions and any interest incrementally, over a period of five years, in the case of Mr. Kauper and Mr. Thiry, or seven years, in the case of Ms. Gutierrez. The agreements provide that interest will be credited monthly on the executive’s deferral account at an annual rate equal to the greater of The Wall Street Journal prime rate on the first business day of the plan year or 5%, compounded monthly. Benefits under the agreements will be paid to the executive upon attainment of his or her normal retirement date, as defined in each agreement, or in the event of early retirement (as defined in the agreement), following separation from service. Benefits will be distributed in either a lump sum or in a number of monthly installments, as selected by each executive and set forth in her or his agreement. Payment of benefits will commence on the first day of the month following an executive’s normal retirement date, separation from service or disability. In the event a change in control occurs prior to the executive’s normal retirement age, death or disability, followed by an executive’s separation from service, the benefit under the agreement will be equal to the executive’s deferral account balance, determined as of the date of the separation from service, and payable in a lump sum within 30 days following separation from service. In the event the change in control occurs during the period of installment payments, Bank 34 will pay the remaining deferral account balance in a lump sum within 30 days after the change in control. If the executive dies during active service, the executive’s deferral account balance will be paid to the executive’s beneficiary on the first day of the fourth month following the executive’s death.

Split Dollar Life Insurance Agreement. Bank 34 has entered into a split dollar life insurance agreement with Jill Gutierrez to retain and reward Ms. Gutierrez, by dividing the death proceeds of certain life insurance policies owned by Bank 34 on her life with her designated beneficiary. Bank 34 will pay the life insurance premiums from its general assets. Under the agreement, Ms. Gutierrez or her assignee has the right to designate the beneficiary of an amount of death proceeds. In the event Ms. Gutierrez dies prior to separation from service, her beneficiary will be entitled to a benefit equal to 100% of net death proceeds, defined as the total death proceeds of all policies minus the greater of the cash surrender value or the aggregate premiums paid by Bank 34. In the event of Ms. Gutierrez’s death after separation from service, there will be no benefit under the agreement. In the event Bank 34 discontinues a policy, Bank 34 will give Ms. Gutierrez at least 30 days to purchase such policy at a purchase price equal to the fair market value of the policy.

Outstanding Equity Awards at Fiscal Year End. The following table sets forth information with respect to outstanding equity awards as of December 31, 2016 for the Named Executive Officers. Information has been adjusted to reflect the 2.0473-for-one stock split in connection with Alamogordo Financial Corp.’s second-step conversion, completed in October 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
	Option awards
Name	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Jill Gutierrez	11,260	—	9.65	7/1/2019

(1)	Reflects stock options granted pursuant to the Alamogordo Financial Corp. 2001 Stock Option Plan.

Management Stock Plans. In connection with its 2001 Annual Meeting of Stockholders, Alamogordo Financial Corp. adopted the 2001 Stock Option Plan and the 2001 Recognition and Retention Plan. Under the plans, Alamogordo Financial Corp. had the authority to grant a total of 130,513 stock options (split adjusted) and a total of 65,255 restricted stock awards (split adjusted), respectively. The right of Alamogordo Financial Corp. to grant further awards under the plans expired on each plan’s tenth anniversary in 2011; however, outstanding stock options that were awarded prior to the expiration of the 2001 Stock Option Plan may be exercised during such stock options’ remaining term and outstanding restricted stock awards that were granted prior to expiration of the 2001 Recognition and Retention Plan will continue to vest pursuant to their designated vesting schedules.

Employee Stock Ownership Plan and Trust. Bank 34 implemented an employee stock ownership plan in connection with Alamogordo Financial Corp.’s initial public offering of shares of Alamogordo Financial Corp., and the employee stock ownership plan borrowed funds from Bancorp 34, Inc. to buy additional shares of common stock in Bancorp 34, Inc.’s 2016 stock offering. Employees with at least one year of employment with Bank 34 are eligible to participate. As of December 31, 2016, the employee stock ownership plan held 208,843 shares of common stock. Shares purchased by the employee stock ownership plan are held in a suspense account for allocation among participants as the loan utilized to purchase the shares is repaid. The loan is repaid principally from Bank 34 discretionary contributions to the employee stock ownership plan.

Contributions to the employee stock ownership plan and shares released from the suspense account in an amount proportional to the repayment of the employee stock ownership plan loan are allocated among employee stock ownership plan participants on the basis of compensation in the year of allocation. Benefits under the plan become fully vested upon completion of six years of credited service. A participant’s interest in his account under the plan also fully vests in the event of termination of service due to a participant’s early or normal retirement, death, disability, or upon a change in control (as defined in the plan). Vested benefits are payable in the form of shares of common stock and/or cash. Bank 34’s contributions to the employee stock ownership plan are discretionary, subject to the loan terms and tax law limits. Therefore, benefits payable under the employee stock ownership plan cannot be estimated. Pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718-40, we are required to record compensation expense each year in an amount equal to the fair market value of the shares released from the suspense account. The employee stock ownership plan will terminate in the event of a change in control.

Directors’ Compensation

The following table sets forth for the year ended December 31, 2016 certain information as to the total remuneration paid to directors other than Ms. Gutierrez, our Chief Executive Officer. Ms. Gutierrez’s compensation, including director’s fees, is set forth in the Summary Compensation Table. The “Stock Awards,” “Stock Options” and “Non-equity Incentive Plan Compensation” columns have been omitted because no listed individual earned any compensation during the fiscal year of a type required to be disclosed in these columns.

DIRECTOR COMPENSATION
Name (1)	Fees earned or paid in cash ($)	Non-qualified deferred compensation earnings ($) (2)	All other compensation ($) (3)	Total ($)

Randal Rabon	36,000	1,021	548	37,569
William Burt	36,000	—	1,158	37,158
Wortham A. Cook	36,000	—	—	36,000
James Harris	36,000	—	1,200	37,200
Elaine E. Ralls	36,000	1,239	—	37,239
Don P. Van Winkle	36,000	—	—	36,000

(1)	Each of Messrs. Rabon, Burt and Harris has 5,732 vested stock options (split adjusted) that were granted under the Alamogordo Financial Corp. 2001 Stock Option Plan. The stock options have an exercise price of $9.65 (split adjusted) and expire on July 1, 2019.
(2)	Reflects above-market interest under the Director’s Deferred Compensation Plan.
(3)	Reflects the value of the term life insurance protection under the director’s Split Dollar Life Insurance Agreement for the fiscal year. For the year ended December 31, 2016, none of the directors received perquisites the aggregate value of which exceeded $10,000.

Each of the individuals who serves as a director of Bancorp 34, Inc. also serves as a director of Bank 34. Each director, other than our Chief Executive Officer, receives $3,000 per month. No fees are currently paid to directors of Bancorp 34, Inc.

Director Retirement Agreements. Bank 34 has entered into director retirement agreements with William Burt, James Harris and Randal Rabon, which agreements were amended in 2013. Each agreement provides for a normal retirement benefit equal to each director’s accrual balance of $74,238, amortized with interest and payable upon the later of the director’s normal retirement date (age 70) or his separation from service, in monthly installments over a 15-year period. In the event of the director’s separation from service prior to normal retirement age or in the event the director experiences a disability prior to normal retirement age, the director will be entitled to his accrual balance, payable as set forth in the director’s individual agreement. In the event a change in control occurs prior to the director’s normal retirement age, followed by separation from service within 24 months, the director will be entitled to the accrual balance of his account, payable in a lump sum within 30 days following separation from service. If the director dies during active service, the accrual balance of the director’s account at the time of death will be payable to the director’s beneficiary.

Director Deferred Fee Plan. Bank 34 has entered into a director deferred fee plan for the benefit of its directors. Under the plan, a director must be notified of eligibility to participate and then must elect to participate by entering into a participation agreement, a deferral election form and a distribution election form within 30 days of becoming eligible. A participant may modify his or her deferral election annually by entering into a subsequent deferral election and such modification shall become effective in the calendar year following the year in the subsequent deferral election is received by Bank 34. In addition to the directors’ deferrals, Bank 34 may, but is not required, to make contributions to the plan. The plan provides that interest will be credited monthly on the directors’ account at an annual rate equal to 5%, compounded monthly. The board may prospectively increase or decrease the crediting rate by providing notice to the directors. Benefits under the plan will be paid to the director following separation from service, whether due to early termination, normal retirement (i.e., on or after age 70), death, disability or following a change in control. Benefits will be distributed to the director in either a lump sum or in a number of monthly installments, as selected by each director and set forth in her or his distribution election form. Payment of benefits will commence in the month following the occurrence of the event which entitles the director to the distribution. If the director dies during active service, the director’s deferral account balance will be paid to the director’s beneficiary commencing in the month following the director’s death. The benefit under the plan will be equal to the director’s deferral account balance, determined as of the date of the separation from service. In the event a director has a termination of service for cause, the director will forego the interest earned on the account, as well as the contributions made by Bank 34, if any, and will receive only the director’s own deferrals. Only directors Cook, Rabon and Ralls have elected to participate in the plan by deferring a portion of their director fees into the plan.

Split Dollar Life Insurance Agreements for Directors. Bank 34 has entered into split dollar life insurance agreements with directors William Burt, James Harris and Randal Rabon to retain and reward the directors, by dividing the death proceeds of certain life insurance policies owned by Bank 34 on the life of each director with the designated beneficiary of the director. Bank 34 will pay the life insurance premiums from its general assets. Under the agreement, the director or the director’s assignee has the right to designate the beneficiary of an amount of death proceeds. In the event the director dies prior to separation from service, the director’s beneficiary will be entitled to a benefit equal to 100% of net death proceeds, defined as the total death proceeds of all policies minus the greater of the cash surrender value or the aggregate premiums paid by Bank 34. In the event of the director’s death after separation from service, there will be no benefit paid to the director’s beneficiary under the agreement. In the event Bank 34 discontinues a policy, Bank 34 will give the director at least 30 days to purchase such policy at a purchase price equal to the fair market value of the policy.

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

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	34,188	$9.65	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	34,188	$9.65	—

(b)	Security Ownership of Certain Beneficial Owners

Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of April 15, 2017, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock. The mailing address for each of our directors and executive officers is 500 East 10th Street, Alamogordo, New Mexico 88310.

	Shares of Common Stock Beneficially Owned as of the Record Date (1)		Percent of Shares of Common Stock Outstanding (2)

Persons Owning Greater than 5%
Bank 34 Employee Stock Ownership Plan	208,843		6.07%
500 East 10th Street
Alamogordo, New Mexico 88310

Directors
William F. Burt	13,183	(3)	*
Wortham A. (Pete) Cook	6,000	(4)	*
Jill Gutierrez	41,461	(5)	1.21%
James D. Harris	16,668	(3)	*
Randal L. Rabon	37,288	(3)	1.08%
Elaine E. Ralls	9,159	(6)	*
Don P. Van Winkle	2,164	(7)	*

Executive Officers who are not Directors
William P. Kauper	21,103	(8)	*
Jan R. Thiry	6,905	(9)	*

All directors and executive officers as a group (9 persons)			4.48%

*	Less than 1%.
(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Bancorp 34, Inc. common stock if he has or shares voting or investment power with respect to such common stock or has a right to acquire beneficial ownership at any time within 60 days from April 15, 2017. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct and the named individuals and group exercise sole voting and investment power over the shares of Bancorp 34, Inc. common stock. In accordance with applicable Securities and Exchange Commission rules, outstanding options held by an individual that are vested or that will vest within 60 days of April 15, 2017 are included for purposes of calculating that individual’s percentage ownership, but not for purposes of calculating any other individual’s percentage ownership.

(2)	Based on a total of 3,438,190 shares of common stock outstanding as of April 15, 2017.
(3)	Includes 5,732 presently exercisable stock options.
(4)	All of such shares are held in an individual retirement account.
(5)	Includes 25,000 shares held in an individual retirement account, 11,260 presently exercisable stock options and 2,231 shares held by the Bank 34 Employee Stock Ownership Plan.
(6)	Includes 3,920 shares of common stock held by a trust.
(7)	Includes 1,000 shares held in an individual retirement account.
(8)	Includes 20,000 shares held in an individual retirement account and 1,103 shares held by the Bank 34 Employee Stock Ownership Plan.
(9)	Includes 3,900 shares held in an individual retirement account, 2,866 shares held by Mr. Thiry’s spouse and 139 shares held by the Bank 34 Employee Stock Ownership Plan.

(c)	Security Ownership of Management

The information required by this item is included in Item (b), above.

(d)	Changes in Control

Management of the Company know of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions With Certain Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits us from making loans to our executive officers and directors, but it contains a specific exemption from such prohibition for loans made by Bank 34 to our executive officers and directors in compliance with federal banking regulations. During the year ended December 31, 2016, we made no loans to, or had outstanding loans with, our directors and executive officers.

Pursuant to our Policy and Procedures for Approval of Related Person Transactions, the Audit Committee periodically reviews, no less frequently than twice a year, a summary of transactions in excess of $25,000 with our directors, executive officers, and their family members, for the purpose of determining whether the transactions are within our policies and should be ratified and approved. Additionally, pursuant to our Code of Business Conduct and Ethics, all of our executive officers and directors must disclose any personal or financial interest in any matter that comes before Bancorp 34, Inc.

Board Independence

The Board of Directors has determined that each of our directors, with the exception of Chief Executive Officer Jill Gutierrez, is “independent” as defined in the listing standards of the Nasdaq Stock Market. Ms. Gutierrez is not independent because she is one of our executive officers. Each director who serves on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is “independent” as defined in the listing standards of the Nasdaq Stock Market and applicable Securities and Exchange Commission regulations for purposes of service on each of such committees.

In determining the independence of the other directors, the Board of Directors considered the following transactions, which are not required to be reported under “Transactions with Certain Related Persons.” During the year ended December 31, 2016, Bank 34 paid $14,405 for advertising on radio stations that are owned by director William Burt. Bank 34 also purchased artwork totaling $1,700 from James Harris Photography, which is owned by Director James D. Harris.

ITEM 14.	Principal Accountant Fees and Services

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Briggs & Veselka Co. during the years ended December 31, 2016 and 2015.

	Year Ended December 31, 2016	Year Ended December 31, 2015

Audit Fees	$139,588	$120,000
Audit-Related Fees	$94,320	$12,435
Tax Fees	$—	$50,889
All Other Fees	$2,423	$1,924

Audit Fees. Audit Fees consist of professional services and related expenses for the audit of our annual financial statements and reviews of our quarterly financial statements.

Audit Related Fees. Audit Related Fees include the preparation of consent letters in connection with our initial public filings in 2015 and our second-step conversion in 2016, audit and review of the financial statements included in those Securities and Exchange Commission registration statement filings, and consulting related to the implementation of accounting standards.

Tax Fees. Tax Fees include professional services related to tax positions taken in previous years.

All Other Fees. Other Fees include professional services related to annual shareholder meeting attendance and telephone consultation.

The Audit Committee has considered whether the provision of non-audit services, which relate primarily to Tax Services and Public Company status, is compatible with maintaining the independence of Briggs & Veselka Co. The Audit Committee concluded that performing such services does not affect the independence of Briggs & Veselka Co. in performing its function as our independent registered public accounting firm.

The Audit Committee’s current policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee pre-approved 100% of audit-related fees, tax fees and all other fees billed and paid during the years ended December 31, 2016 and 2015, as indicated in the table above.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

ITEM 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP 34, INC.

Date: May 1, 2017	By:	/s/ Jill Gutierrez
Jill Gutierrez
Chief Executive Officer and Director
(Duly Authorized Representative)

