Form 10-Q
period 2017-03-31
Bancorp 34, Inc.
filed 2017-05-05
CIK 1668340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

(575) 437-9334

(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES ☒   NO ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒   NO  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of May 3, 2017 were 3,438,190.

Bancorp 34, Inc.
FORM 10-Q

Item 1. Financial Statements

BANCORP 34, INC.

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31, 2017	December 31, 2016

ASSETS
Cash and due from banks	$5,101,212	$4,766,344
Interest-bearing deposits with banks	8,935,000	11,645,000
Total cash and cash equivalents	14,036,212	16,411,344

Loans held for investment	260,493,919	243,905,382
Allowance for loan losses	(2,763,483)	(2,506,033)
Loans held for investment, net	257,730,436	241,399,349

Loans held for sale	7,453,804	14,221,163
Available-for-sale securities	29,709,130	31,499,132
Premises and equipment, net	10,151,878	10,113,470
Stock in financial institutions	3,585,961	3,575,061
Accrued interest receivable	753,897	790,085
Deferred income taxes, net	4,473,586	4,317,017
Bank owned life insurance	5,511,407	5,481,168
Core deposit intangible, net	266,132	282,932
Prepaid and other assets	607,453	776,477

TOTAL ASSETS	$334,279,896	$328,867,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$42,504,862	$36,426,382
Savings and NOW deposits	127,361,873	124,535,039
Time deposits	60,300,266	63,560,582
Total deposits	230,167,001	224,522,003

Federal Home Loan Bank advances	50,000,000	50,000,000
Escrows	381,462	315,175
Accrued interest and other liabilities	3,125,698	3,253,443
Total liabilities	283,674,161	278,090,621

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, $0.01 par value, 20,000,000 authorized, 3,438,190 issued and outstanding.	34,382	34,382
Additional paid-in capital	27,166,286	27,161,856
Retained earnings	25,502,257	25,700,007
Accumulated other comprehensive loss, net of tax	(354,925)	(363,437)
Unearned employee stock ownership plan (ESOP) shares	(1,742,265)	(1,756,231)
Total stockholders’ equity	50,605,735	50,776,577

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$334,279,896	$328,867,198

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended March 31,
	2017	2016
Interest income
Interest and fees on loans	$3,438,270	$2,918,231
Interest on securities	130,466	120,407
Interest on other interest-earning assets	53,981	22,299
Total interest income	3,622,717	3,060,937

Interest expense
Interest on deposits	376,308	364,808
Interest on borrowings	103,075	10,808
Total interest expense	479,383	375,616

Net interest income	3,143,334	2,685,321
Provision for loan losses	250,000	52,000

Net interest income after provision for loan losses	2,893,334	2,633,321

Noninterest income
Gain on sale of loans	1,964,472	1,688,434
Service charges and fees	85,957	99,157
Bank owned life insurance income	42,813	43,024
Other	6,791	53,151
Total noninterest income	2,100,033	1,883,766

Noninterest expense
Salaries and benefits	3,299,346	2,581,184
Occupancy	423,758	451,529
Data processing fees	607,023	358,690
FDIC and other insurance expense	56,611	71,400
Professional fees	377,870	402,951
Advertising	141,881	52,389
Net other real estate expenses	80	2,756
Other	430,220	575,332
Total noninterest expense	5,336,789	4,496,231

(Loss) Income before income taxes	(343,422)	20,856
Provision (benefit) for income taxes	(145,672)	15,000

NET (LOSS) INCOME	(197,750)	5,856

Other comprehensive income
Decrease in unrealized loss on available-for-sale securities	8,512	225,683

COMPREHENSIVE (LOSS) INCOME	$(189,238)	$231,539

Income per common share:
Basic	$(0.06)	$-
Diluted	$(0.06)	$-

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - UNAUDITED

				Accumulated
				Other
		Additional		Comprehensive		Unearned	Total
	Common	Paid-In	Retained	Income	Treasury	ESOP	Stockholders'
	Stock	Capital	Earnings	(Loss)	Stock	Shares	Equity

BALANCE, DECEMBER 31, 2015	$168,513	$9,713,894	$20,404,880	$(216,047)	$(139,332)	$(288,184)	$29,643,724

Net income	-	-	5,856	-	-	-	5,856
Unrealized (loss) on available-for-sale securities	-	-	-	225,683	-	-	225,683
Amortization of ESOP award	-	1,315	-	-	-	13,746	15,061
BALANCE, MARCH 31, 2016	$168,513	$9,715,209	$20,410,736	$9,636	$(139,332)	$(274,438)	$29,890,324

BALANCE, DECEMBER 31, 2016	$34,382	$27,161,856	$25,700,007	$(363,437)	$-	$(1,756,231)	$50,776,577

Net loss	-	-	(197,750)	-	-	-	(197,750)
Unrealized (loss) on available-for-sale securities	-	-	-	8,512	-	-	8,512
Amortization of ESOP award	-	4,430	-	-	-	13,966	18,396
BALANCE, MARCH 31, 2017	$34,382	$27,166,286	$25,502,257	$(354,925)	$-	$(1,742,265)	$50,605,735

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities
Net (loss) income	$(197,750)	$5,856
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	162,936	151,091
Stock dividend on financial institution stock	(10,900)	(6,114)
Amortization of premiums and discounts on securities, net	123,681	122,978
Amortization of ESOP award	18,396	15,061
Amortization of core deposit intangible	16,800	21,543
Gain on sale of loans	(1,964,472)	(1,688,434)
Proceeds from sale of loans held for sale	54,375,713	44,263,954
Funding of loans held for sale	(45,534,685)	(47,590,265)
Provision for loan losses	250,000	52,000
Earnings on bank-owned life insurance	(30,239)	(31,229)
Deferred income tax expense	(41,019)	-
Changes in operating assets and liabilities:
Accrued interest receivable	36,188	20,617
Prepaid and other assets	48,321	(1,404,241)
Accrued interest and other liabilities	(127,745)	97,019
Net cash provided (used) by operating activities	7,125,225	(5,970,164)

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	1,679,986	1,354,204
Purchases of available-for-sale securities	-	(2,102,266)
Net change in loans held for investment	(16,690,284)	(4,060,195)
Purchases of premises and equipment	(201,344)	(149,886)
Net cash used for investing activities	(15,211,642)	(4,958,143)

Cash flows from financing activities
Net change in deposits	5,644,998	8,928,457
Net change in escrows	66,287	92,784
Net change in Federal Home Loan Bank advances	-	(2,000,000)
Net cash provided by financing activities	5,711,285	7,021,241

Net (decrease) in cash and cash equivalents	(2,375,132)	(3,907,066)

Cash and cash equivalents, beginning of period	16,411,344	19,824,864

Cash and cash equivalents, end of period	$14,036,212	$15,917,798

Supplemental disclosures:
Interest paid	$481,504	$378,436
Income taxes paid	$25,940	$15,000
Noncash investing and financing activities:
Transfers of loans to other real estate	$-	$195,558

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Bancorp 34, Inc. (“Bancorp 34” or the “Company”) is a Maryland corporation organized in 2016 to be the successor to Alamogordo Financial Corp (“AFC”), a savings and loan holding company, upon completion of the second-step conversion of Bank 34 (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. AF Mutual Holding Company (the “MHC”) was the former mutual holding company for AFC prior to completion of the second-step conversion.  In conjunction with the second-step conversion, both the MHC and AFC ceased to exist.  The second-step conversion was completed on October 11, 2016 at which time Bancorp 34 sold 1,879,484 shares of its common stock (including 150,358 shares purchased by the Bank’s employee stock ownership plan) at $10.00 per share for gross proceeds of approximately $18.8 million. Expenses related to the stock offering totaled $1.3 million and were netted against proceeds. As part of the second-step conversion, each of the outstanding shares of common stock of AFC held by persons other than the MHC were converted into 2.0473 shares of Bancorp 34 common stock with cash paid in lieu of fractional shares.  As a result, a total of 1,558,706 shares were issued to persons previously owning AFC shares in the second-step conversion.  After the conversion and stock offering 3,438,190 shares of Bancorp 34 common stock were outstanding.

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

The primary deposit products are demand deposits, time deposits, NOW, savings and money market accounts. The primary lending products are real estate mortgage loans and commercial loans. The Bank is subject to competition from other financial institutions, regulation by certain federal agencies and undergoes periodic examinations by regulatory authorities.

Rising and falling interest rate environments can have various impacts on the Bank’s net interest income, depending on the short-term interest rate gap that the Bank maintains. The Bank’s net interest income is also affected by prepayments of loans and early withdrawals of deposits

Basis of Presentation – The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations at the dates and for the periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations for the full fiscal year or for any other period. This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Summary of Recent Accounting Pronouncements:

Leases – In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842).” This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.

Share-Based Payments – In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies certain aspects of accounting for share-based payment transactions, including transactions in which an employee uses shares to satisfy the employer’s minimum statutory income tax withholding obligation, forfeitures and income taxes when awards vest or are settled. The guidance also requires that tax benefits from employee share-based transactions be run directly through the income statement when realized as adjustments to tax expense or benefit. Therefore, diluted earnings per share computations no longer include an adjustment for estimated tax benefits. This guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU No. 2016-09 beginning as of January 1, 2017 and the adoption did not have a material impact on the Company’s financial statements.

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

NOTE 2 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities have been classified in the consolidated balance sheets according to management’s intent at March 31, 2017 and December 31, 2016. The carrying amount of such securities and their approximate fair values were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

March 31, 2017
Available-for-sale securities
Mortgage-backed securities	$25,938,799	$44,923	$(425,760)	$25,557,962
U.S. Government agencies	2,382,843	-	(60,592)	2,322,251
Municipal obligations	1,825,705	3,265	(53)	1,828,917

	$30,147,347	$48,188	$(486,405)	$29,709,130

December 31, 2016
Available-for-sale securities
Mortgage-backed securities	$27,524,834	$45,866	$(442,303)	$27,128,397
U.S. Government agencies	2,588,843	-	(63,107)	2,525,736
Municipal obligations	1,837,337	7,823	(161)	1,844,999

	$31,951,014	$53,689	$(505,571)	$31,499,132

There were no sales of available-for-sale securities during the three months ended March 31, 2017 or 2016.

Amortized cost and fair value of securities by contractual maturity as of March 31, 2017 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at March 31, 2017 were as follows:

Maturities
	March 31, 2017
	Amortized	Fair
	Cost	Value

Due in one year or less	$120,869	$120,923
Due after one to five years	18,262,127	18,001,359
Due after five to ten years	11,764,351	11,586,848
Due after ten years	-	-

Totals	$30,147,347	$29,709,130

At March 31, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At March 31, 2017 and December 31, 2016, mortgage-backed securities included collateralized mortgage obligations of $9.5 million and $10.1 million, respectively, which are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position.

	March 31, 2017
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$17,686,268	$(319,296)	$5,478,211	$(106,464)	$23,164,479	$(425,760)
U.S. Government agencies	2,322,251	(60,592)	-	-	2,322,251	(60,592)
Municipal obligations	-	-	20,053	(53)	20,053	(53)

Total temporarily impaired securities	$20,008,519	$(379,888)	$5,498,264	$(106,517)	$25,506,783	$(486,405)

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$17,377,335	$(337,092)	$5,351,384	$(105,211)	$22,728,719	$(442,303)
U.S. Government agencies	2,525,737	(63,107)	-	-	2,525,737	(63,107)
Municipal obligations	20,054	(161)	-	-	20,054	(161)

Total temporarily impaired securities	$19,923,126	$(400,360)	$5,351,384	$(105,211)	$25,274,510	$(505,571)

At March 31, 2017, all of the government agencies and mortgage-backed securities held by the Company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2017 or December 31, 2016.

Loans and securities carried at approximately $134.6 million at March 31, 2017 were pledged to secure FHLB advances. In addition, securities carried at approximately $5.3 million at March 31, 2017 were pledged to secure public deposits.

NOTE 3 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$215,588,112	82.4%	$195,814,205	80.0%
One- to four-family residential real estate	30,807,251	11.8%	29,976,625	12.2%
Commercial and industrial	10,072,491	3.9%	9,876,020	4.0%
Consumer and other	5,072,179	1.9%	9,191,249	3.8%
Total gross loans	261,540,033	100.0%	244,858,099	100.0%
Unamortized loan fees	(1,046,114)		(952,717)
Loans held for investment	260,493,919		243,905,382
Allowance for loan losses	(2,763,483)		(2,506,033)
Loans held for investment, net	$257,730,436		$241,399,349

At March 31, 2017 and December 31, 2016 commercial real estate loans include construction loans of $12.2 million and $7.9 million, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,809,806	627,650	299,768	26,258	2,763,483
Total	$1,809,806	$627,650	$299,768	$26,258	$2,763,483

Gross loans
Ending balance: individually evaluated for impairment	$8,650,332	$1,627,385	$2,143,868	$188,580	$12,610,165
Ending balance: collectively evaluated for impairment	206,937,780	29,179,866	7,928,623	4,883,599	248,929,868
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-
Total	$215,588,112	$30,807,251	$10,072,491	$5,072,179	$261,540,033

	As of December 31, 2016
	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,688,448	617,912	147,371	52,302	2,506,033

Total	$1,688,448	$617,912	$147,371	$52,302	$2,506,033

Gross loans
Ending balance: individually evaluated for impairment	$3,441,874	$1,744,062	$801,078	$194,068	$6,181,082
Ending balance: collectively evaluated for impairment	192,372,331	28,232,563	9,074,942	8,997,181	238,677,017
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-
Total	$195,814,205	$29,976,625	$9,876,020	$9,191,249	$244,858,099

The following is a summary of activities for the allowance for loan losses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

Beginning balance	$2,506,033	$1,894,196

Provision for loan losses	250,000	52,000

Charge-offs:
Commercial real estate	-	-
One- to four-family residential real estate	-	(10,756)
Commercial and industrial	-	-
Consumer and other	-	-
Total charge-offs	-	(10,756)

Recoveries:
Commercial real estate	1,200	116,125
One- to four-family residential real estate	6,250	800
Commercial and industrial	-	-
Consumer and other	-	-
Total recoveries	7,450	116,925
Net recoveries	7,450	106,169

Ending balance	$2,763,483	$2,052,365

Nonperforming Assets – The following tables present an aging analysis of the recorded investment of past due loans as of March 31, 2017 and December 31, 2016. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, loans past due 90 days or more no longer accrue interest.

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

March 31, 2017
Commercial real estate	$-	$-	$3,717,827	$3,717,827	$211,870,285	$215,588,112
One- to four-family residential real estate	569,490	94,939	37,499	701,928	30,105,323	30,807,251
Commercial and industrial	-	1,118,535	461,021	1,579,556	8,492,935	10,072,491
Consumer and other	38,751	-	-	38,751	5,033,428	5,072,179

Totals	$608,241	$1,213,474	$4,216,347	$6,038,062	$255,501,971	$261,540,033

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

December 31, 2016
Commercial real estate	$550,000	$-	$-	$550,000	$195,264,205	$195,814,205
One- to four-family residential real estate	108,080	501,316	68,906	678,302	29,298,323	29,976,625
Commercial and industrial	1,139,634	-	461,021	1,600,655	8,275,365	9,876,020
Consumer and other	-	-	-	-	9,191,249	9,191,249

Totals	$1,797,714	$501,316	$529,927	$2,828,957	$242,029,142	$244,858,099

The following table sets forth nonaccrual loans and other real estate at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016

Nonaccrual loans
Commercial real estate	$3,717,827	$3,718,686
One- to four-family residential real estate	605,603	648,880
Commercial and industrial	1,579,556	1,600,655
Consumer and other	-	-
Total nonaccrual loans	5,902,986	5,968,221
Other real estate (ORE)	-	-

Total nonperforming assets	$5,902,986	$5,968,221

Nonperforming assets to gross loans held for investment and ORE	2.26%	2.44%
Nonperforming assets to total assets	1.77%	1.81%

Credit Quality Indicators – The following table represents the credit exposure by internally assigned grades at March 31, 2017 and December 31, 2016. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

	As of March 31, 2017
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$206,937,780	$29,179,866	$7,928,623	$4,883,599	$248,929,868
Special mention	520,095	-	260,763	-	780,858
Substandard	8,130,237	1,627,385	1,587,105	188,580	11,533,307
Doubtful	-	-	296,000	-	296,000
Loss	-	-	-	-	-

Totals	$215,588,112	$30,807,251	$10,072,491	$5,072,179	$261,540,033

	As of December 31, 2016
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$187,069,284	$28,232,563	$7,697,960	$8,997,181	$231,996,988
Special mention	523,207	65,457	267,327	-	855,991
Substandard	8,221,714	1,678,605	1,614,733	194,068	11,709,120
Doubtful	-	-	296,000	-	296,000
Loss	-	-	-	-	-

Totals	$195,814,205	$29,976,625	$9,876,020	$9,191,249	$244,858,099

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

	As of March 31, 2017
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$3,717,827	$3,717,827	$-	$3,739,943
One- to four-family residential real estate	605,603	605,603	-	614,436
Commercial and industrial	1,579,556	1,579,556	-	1,626,532
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$3,717,827	$3,717,827	$-	$3,739,943
One- to four-family residential real estate	605,603	605,603	-	614,436
Commercial and industrial	1,579,556	1,579,556	-	1,626,532
Consumer and other	-	-	-	-

	As of December 31, 2016
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$3,718,686	$3,718,686	$-	$1,385,277
One- to four-family residential real estate	648,880	648,880	-	656,495
Commercial and industrial	1,600,655	1,600,655	-	1,075,536
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$3,718,686	$3,718,686	$-	$1,385,277
One- to four-family residential real estate	648,880	648,880	-	656,495
Commercial and industrial	1,600,655	1,600,655	-	1,075,536
Consumer and other	-	-	-	-

During the three months ended March 31, 2017 and 2016, no interest income was recognized on these loans. Any interest collected was credited to loan principal.

Certain loans within the Company’s loan and ORE portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at March 31, 2017 and December 31, 2016.

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

There were no troubled debt restructurings as of March 31, 2017 or December 31, 2016.

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

NOTE 4 – CORE DEPOSIT INTANGIBLE

The gross carrying value and accumulated amortization of core deposit intangible is as follows:

	March 31,	December 31,
	2017	2016

Gross carrying value	$502,000	$502,000
Less accumulated amortization	(235,868)	(219,068)

Core deposit intangible	$266,132	$282,932

Amortization of core deposit intangible was $16,800 and $21,543 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 5 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Bank has outstanding commitments to extend credit and may have standby letters of credit, which are not included in the accompanying consolidated financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments as it does for instruments that are included in the consolidated balance sheets.

Financial instruments whose contract amounts represent off-balance-sheet credit risk are as follows as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016

Commitments to originate and sell mortgage loans	$58,294,070	$27,206,868
Commitments to extend credit	32,741,891	27,430,757
Unused lines of credit	11,522,604	8,662,628
Totals	$102,558,565	$63,300,253

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. There were no standby letters of credit at March 31, 2017 and December 31, 2016.

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

The Basel III regulatory capital framework (the "Basel III Capital Rules") adopted by U.S. federal regulatory authorities, among other things, (i) establish the capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consist of CET1 and "Additional Tier 1 Capital" instruments meeting stated requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) set forth the acceptable scope of deductions/adjustments to the specified capital measures. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions fully phased in on January 1, 2019.

Additionally, the Basel III Capital Rules require that we maintain a capital conservation buffer with respect to each of the CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased in on January 1, 2019 at 2.5%. The required phase-in capital conservation buffer during 2017 is 1.25% and was 0.625% during 2016. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of March 31, 2017 and December 31, 2016, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

As of March 31, 2017, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2017:
(Dollars in thousands)

Total Capital
(to Risk-Weighted Assets)	$42,134	17.05%	$19,768	≥8.00%	$24,710	≥10.00%

Tier I Capital
(to Risk-Weighted Assets)	$39,268	15.89%	$14,826	≥6.00%	$19,768	≥8.00%

Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$39,268	15.89%	$11,120	≥4.50%	$16,062	≥6.50%

Tier I Capital
(to Average Assets)	$39,268	12.09%	$13,098	≥4.00%	$16,373	≥5.00%

As of December 31, 2016:
(Dollars in thousands)

Total Capital
(to Risk-Weighted Assets)	$42,265	18.14%	$18,644	≥8.00%	$23,305	≥10.00%

Tier I Capital
(to Risk-Weighted Assets)	$39,681	17.03%	$13,983	≥6.00%	$18,644	≥8.00%

Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$39,681	17.03%	$10,487	≥4.50%	$15,148	≥6.50%

Tier I Capital
(to Average Assets)	$39,681	11.91%	$13,331	≥4.00%	$16,664	≥5.00%

NOTE 7 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at March 31, 2017 and December 31, 2016.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

March 31, 2017
Recurring basis
Mortgage-backed securities	$-	$25,557,962	$-	$25,557,962
U.S. Government agencies	-	2,322,251	-	2,322,251
Municipal obligations	-	1,828,917	-	1,828,917
Nonrecurring basis
Loans held for sale	-	7,453,804	-	7,453,804
Impaired loans	-	-	5,902,986	5,902,986

Totals	$-	$37,162,934	$5,902,986	$43,065,920

December 31, 2016
Recurring basis
Mortgage-backed securities	$-	$27,128,396	$-	$27,128,396
U.S. Government agencies	-	2,525,737	-	2,525,737
Municipal obligations	-	1,844,999	-	1,844,999
Nonrecurring basis
Loans held for sale	-	14,221,163	-	14,221,163
Impaired loans	-	-	5,968,221	5,968,221

Totals	$-	$45,720,295	$5,968,221	$51,688,516

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

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016.

			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
At March 31, 2017
Financial assets:
Cash and due from banks	$5,101	$5,101	$5,101	$-	$-
Interest-bearing deposits with banks	8,935	8,935	8,935	-	-
Available-for-sale securities	29,709	29,709	-	29,709	-
Loans held for sale	7,454	7,454	-	7,454	-
Loans held for investment, net	257,730	258,113	-	-	258,113
Stock in financial institutions	3,586	3,586	-	3,586	-

Financial liabilities:
Demand deposits,savings and NOW deposits	169,867	164,076	-	164,076	-
Time deposits	60,300	60,304	-	60,304	-
Federal Home Loan Bank advances	50,000	50,081	-	50,081	-

At December 31, 2016
Financial assets:
Cash and due from banks	$4,766	$4,766	$4,766	$-	$-
Interest-bearing deposits with banks	11,645	11,645	11,645	-	-
Available-for-sale securities	31,499	31,499	-	31,499	-
Loans held for sale	14,221	14,221	-	14,221	-
Loans held for investment, net	241,399	241,440	-	-	241,440
Stock in financial institutions	3,575	3,575	-	3,575	-

Financial liabilities:
Demand deposits, savings and NOW deposits	160,961	156,529	156,529	-	-
Time deposits	63,561	63,588	-	63,588	-
Federal Home Loan Bank advances	50,000	50,176	-	50,176	-

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

NOTE 8 –EARNINGS (LOSS) PER SHARE

Earnings (Loss) Per Share – Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. For earning per share computations, unallocated ESOP shares are treated like treasury shares and not considered outstanding. The calculation of diluted weighted-average shares outstanding for the three months ended March 31, 2017 and 2016 exclude 36,892 and 34,190 shares issuable pursuant to outstanding stock options because their effect would be anti-dilutive, respectively.

	Three Months Ended
	March 31,
	2017	2016

Net (loss) income	$(197,750)	$5,856

Weighted-average shares outstanding:
Basic	3,256,303	3,402,828
Diluted	3,256,303	3,402,828
(loss) income per common share:
Basic	$(0.06)	$0.00
Diluted	$(0.06)	$0.00

Shares outstanding and basic and diluted income per common share in the above discussion and table for all periods prior to October 2016 have been restated at the second step-conversion exchange rate of 2.0473 to one.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition at March 31, 2017 and December 31, 2016 and results of operations for the three months ended March 31, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

	Three Months Ended March 31,
	2017			2016
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$254,742	$3,438	5.47%	$203,741	$2,918	5.76%
Interest-earning deposits	1,304	32	9.95%	496	16	13.05%
Securities	30,689	130	1.72%	28,259	120	1.71%
Federal Home Loan Bank stock	3,192	11	1.40%	1,167	3	0.90%
Other	383	11	11.65%	382	4	3.80%
Total interest-earning assets	290,310	3,622	5.06%	234,045	3,061	5.26%
Noninterest-earning assets	$37,164			32,588
Total assets	$327,474			$266,633

Interest-bearing liabilities:
Savings and and NOW deposits	$125,523	$240	0.78%	$117,325	$214	0.73%
Time deposits	62,024	136	0.89%	72,637	151	0.84%
Total deposits	187,547	376	0.81%	189,962	365	0.77%
Advances from FHLB of Dallas	49,366	103	0.85%	9,764	11	0.45%
Total interest-bearing liabilities	236,913	479	0.82%	199,726	376	0.76%
Non-interest bearing demand deposits	43,247			34,133
Non-interest bearing liabilities	5,257			2,592
Total liabilities	285,417			236,451
Stockholders' equity	42,057			30,182
Total liabilities and stockholders' equity	$327,474			$266,633

Net interest income		$3,143			$2,685
Net interest rate spread (1)			4.24%			4.50%
Net interest-earning assets (2)	$53,397			$34,319

Net interest margin (3)			4.39%			4.61%
Average interest-earning assets to average interest-bearing liabilities	122.54%			117.18%

(1)	Yield/Rate for the three month periods have been annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Cash and cash equivalents decreased $2.4 million, or 14.5%, to $14.0 million at March 31, 2017 from $16.4 million at December 31, 2016. The decrease is due to the variability in timing of deposits.

Loans held for investment increased $16.6 million, or 6.8%, to $260.5 million at March 31, 2017 from $243.9 million at December 31, 2016, due to organic growth. During the quarter ended March 31, 2017, commercial real estate loans increased to 82.4% of the gross loan portfolio from 80.0%, while one- to four-family residential real estate loans decreased to 11.8% of the portfolio from 12.2%. The residential mortgage loan portfolio experienced natural run-off as the Bank continued to focus on the secondary mortgage lending program whereby new loans are originated and sold for fee income as opposed to being held in the portfolio.

Loans held for sale at March 31, 2017 totaled $7.5 million, consisting entirely of residential mortgage loans. We currently sell a significant majority of our residential mortgage loans in the secondary market. At December 31, 2016, loans held for sale totaled $14.2 million. The balances at any date vary based upon the timing and volume of current loan originations and sales.

Available for sale securities decreased $1.8 million, or 5.7%, during the three months ended March 31, 2017.

Total deposits increased $5.6 million, or 2.5%, to $230.2 million at March 31, 2017 from $224.5 million at December 31, 2016. The increase included a $6.1 million, or 16.7% increase in non-interest bearing demand deposits and an $2.8 million, or 2.3% increase in savings and NOW deposits, partially offset by a $3.3 million, or 5.1% decrease in time deposits. The increase in savings and NOW deposits is primarily due to maturing time deposit customers preferring not to lock into term deposits, and growth from new and existing Arizona customers. We have been growing noninterest bearing demand and saving and money market balances while allowing time deposits to run off at maturity to improve the deposit mix and reduce the cost of funds.

Borrowings, consisting solely of Federal Home Loan Bank advances, remained the same at $50.0 million at March 31, 2017 and at December 31, 2016.

Total stockholders’ equity decreased $171,000, or 0.3%, to $50.6 million at March 31, 2017 from $50.8 million at December 31, 2016. The decrease was primarily due to the net loss of $198,000 for the quarter ended March 31, 2017.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General. We had a net loss of $198,000 in the three months ended March 31, 2017, compared to a net income of $6,000 for the three months ended March 31, 2016.

Interest Income. Interest income increased $562,000, or 18.4%, to $3.6 million for the three months ended March 31, 2017 from $3.1 million for the three months ended March 31, 2016. The increase was due to a $56.3 million, or 24.0% increase in average interest-earning assets and an improvement in asset mix as loans, our highest yielding assets, increased to 87.7% of average interest-earning assets from 87.1% of average interest-earning assets. The yield on average interest-earning assets decreased 20 basis points to 5.06% for the three months ended March 31, 2017 from 5.26% for the three months ended March 31, 2016 due primarily to the decrease in loan yield. Interest and fees on loans increased $520,000, or 17.8%, to $3.4 million for the three months ended March 31, 2017, from $2.9 million for the three months ended March 31, 2016. Interest income on loans increased due primarily to a $51.0 million, or 25.0%, increase in average loan balances, due to organic growth. Interest on securities increased $10,000 or 8.4% for the three months ended March 31, 2017. The average balance of securities increased $2.4 million, or 8.6%, to $30.7 million for the three months ended March 31, 2017, compared to $28.3 million for the three months ended March 31, 2016, and the average yield increased from 1.71% to 1.72% for the three months ended March 31, 2016 and 2017, respectively. The securities yield for the three months ended March 31, 2017 was positively affected by decelerating prepayments on mortgage-backed securities purchased at premiums, resulting in decelerating premium amortization expense in the period.

Interest Expense. Interest expense increased $104,000, or 27.6%, to $479,000 for the three months ended March 31, 2017 from $376,000 for the three months ended March 31, 2016. The increase was primarily the result of an increase in interest expense on borrowings, which increased $92,000 to $103,000 for the three months ended March 31, 2017 from $11,000 for the three months ended March 31, 2016. The average balance of advances from the FHLB of Dallas increased $39.0 million or 399.4% from the quarter ended March 31, 2016 to the quarter ended March 31, 2017 and the average rate paid increased 40 basis points from 45 basis points in the first quarter of 2016 to 85 basis points in the first quarter of 2017.

Interest paid on savings and NOW deposits increased $26,000, or 12.2%, to $240,000 for the three months ended March 31, 2017 from $214,000 for the three months ended March 31, 2016. The average rate we paid on such deposit accounts increased five basis points to 0.78% for the three months ended March 31, 2017 from 0.73% for the three months ended March 31, 2016 and the average balance increased $8.2 million, or 7.0%, to $125.5 million for the three months ended March 31, 2017 from $117.3 million for the three months ended March 31, 2016. The average rates we pay on these accounts is considerably higher in the Arizona market we entered with the Bank 1440 acquisition.

Net Interest Income. Net interest income increased $458,000, or 17.1%, to $3.1 million for the three months ended March 31, 2017 from $2.7 million for the three months ended March 31, 2016, as a result of a higher balance of net interest-earning assets, partially offset by a 26 basis point decrease in net interest rate spread. Our average net interest-earning assets increased by $19.1 million, or 55.6%, to $53.4 million for the three months ended March 31, 2017 from $34.3 million for the three months ended March 31, 2016 due primarily to organic growth. Our net interest rate spread decreased by 26 basis points to 4.24% for the three months ended March 31, 2017 from 4.50% for the three months ended March 31, 2016, as the loan yield decreased to 5.47% of our average interest-earning assets in loans, for the three months ended March 31, 2017, compared to 5.76% in loan yield for the comparable quarter in 2016. Our cost of borrowings increased to 0.85% for the quarter ended March 31, 2017 from 0.45% for the quarter ended March 31, 2016 due to the increase in short-term interest rates following the 25 basis point increases in the target Federal Funds rate in December 2016 and also in March 2017.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. If allowance for loan losses is larger than necessary, we post a negative provision as a benefit to earnings. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews.

See “Asset Quality - Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we recorded a provision for loan losses of $250,000 for the three months ended March 31, 2017, compared to $52,000 for the three months ended March 31, 2016. In the quarter ended March 31, 2017, gross loans held for investment grew $16.6 million, or 6.8%. In addition, $7,000 in recoveries of previously charged-off balances were received during the quarter ended March 31, 2017 compared to $117,000 during the quarter ended March 31, 2016.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2017.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about the recoverability of our loan balances based upon information available to it at the time of its examination.

Noninterest Income. Noninterest income increased $216,000, or 11.5%, to $2.1 million for the three months ended March 31, 2017 from $1.9 million for the three months ended March 31, 2016 due to a higher volume of loan sales and related gains.

Gain on sale of loans increased $276,000, or 16.3%, to $2.0 million for the three months ended March 31, 2017 from $1.7 million for the three months ended March 31, 2016 as the Company has continued to expand its secondary mortgage loan operation. During the three months ended March 31, 2017, we sold $52.4 million of mortgage loans for a gain of $1.9 million, compared to $41.5 million of mortgage loan sales during the three months ended March 31, 2016 for a gain of $1.6 million. There were $124,000 of SBA loans sold during the three months ended March 31, 2017 with gains of $15,000 recognized directly into income compared to $1.0 million sold in the quarter ended March 31, 2016 with gains of $99,000. We realized a 3.7% average premium (gain on sale/sold loans) on the sales of mortgage loans for the three months ended March 31, 2017 and 3.8% for the three months ended March 31, 2016. Premiums vary from period to period based upon the mix of government Federal Housing Administration (FHA) and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates.

Noninterest Expense. Noninterest expense increased $841,000, or 18.7%, to $5.3 million for the three months ended March 31, 2017 from $4.5 million for the three months ended March 31, 2016 due primarily to higher salaries and benefits, data processing fees and advertising. The increases were primarily related to expansion of our mortgage banking, which included the addition of new loan production offices in Scottsdale and Tucson, Arizona, Albuquerque, New Mexico, Kirkland and Puyallup, Washington, and Medford, Oregon. Average assets for the quarter ended March 31, 2017 were 22.8% larger than for the quarter ended March 31, 2016. Coinciding with the increase in noninterest expense from the expansion of our mortgage banking operations was a 16.3% increase in gain on sale of loans.

Income Tax Expense. Income tax expense (benefit) was ($146,000) and $15,000 for the quarters ended March 31, 2017 and 2016, respectively. The $146,000 benefit recorded for the quarter ended March 2017 represented 42% of loss before income taxes. The $15,000 income tax expense for the quarter ended March 31, 2016 represented a tax extension payment expected to be applied to cover an alternative minimum tax liability. The Company had net operating loss carry-forwards from prior periods which offset income for 2016 so no other income tax expense or income tax benefits were recorded.

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

Non-Performing Loans and Non-Performing Assets. The following table sets forth information regarding our non-performing assets. As of March 31, 2017 and December 31, 2016, we had no accruing troubled debt restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates materially less than current market rates.

	At March 31,	At December 31,
	2017	2016
	(Dollars in thousands)
Nonaccrual loans
Real estate loans:
One- to four-family residential real estate	$606	$649
Commercial real estate	3,718	3,719
Commercial and industrial loans	1,579	1,600
Consumer and other loans	-	-
Total nonaccrual loans	5,903	5,968
Accruing loans past due 90 days or more	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	5,903	5,968
Other real estate (ORE)	-	-
Total nonperforming assets	$5,903	$5,968

Ratios:
Nonperforming loans to gross loans held for investment	2.26%	2.44%
Nonperforming assets to total assets	1.77%	1.81%
Nonperforming assets to gross loans held for investment and ORE	2.26%	2.44%

The nonperforming asset ratios decreased due to the $65,000 decrease in nonaccrual loans, as well as increases in loans.

Interest income that would have been recorded for the three months ended March 31, 2017, had nonaccruing loans been current according to their original terms amounted to $81,000. We recognized no interest income on these nonaccrual loans for the three months ended March 31, 2017.

At March 31, 2017, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with existing loan repayment terms and that could result in disclosure as non-accrual, 90 days past due or troubled debt restructurings.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Three Months Ended
	2017	2016
	(Dollars in thousands)

Balance at beginning of period	$2,506	$1,894
Provision for loan losses	250	52
Charge-offs:
One- to four-family residential real estate loans	-	(11)
Commercial real estate loans	-	-
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total charge-offs	-	(11)
Recoveries:
One- to four-family residential real estate loans	6	1
Commercial real estate loans	1	116
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total recoveries	7	117
Net recoveries	7	106

Balance at end of period	$2,763	$2,052

Allowance for loan losses to nonperforming loans	46.82%	151.81%
Allowance for loan losses to total loans	1.06%	1.04%
Allowance for loan losses to total loans less acquired loans	1.19%	1.27%
Net recoveries to average loans outstanding during the period	0.01%	0.21%

The allowance for loan losses to nonperforming loans ratio decreased due primarily to a 34.6% increase in allowance for loan losses. The allowance for loan losses to total loans ratios increased due to a slightly smaller increase in total gross loans compared to the increase in the allowance for loan losses. The net recoveries to average loans outstanding ratio decreased due to an 25.0% increase in average loans outstanding between the periods, and a 93.2% decrease in net recoveries.

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

We believe that we have enough sources of liquidity to satisfy our short-term liquidity needs as of March 31, 2017.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2017, cash and cash equivalents totaled $14.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $29.7 million at March 31, 2017. In addition, at March 31, 2017, we had the ability to borrow an additional $84.3 million from the Federal Home Loan Bank of Dallas. On that date, we had $50.0 million of advances outstanding. The Bank also has two lines of credit available with other financial institutions of $6.0 million and 2.0 million, respectively.

At March 31, 2017, we had $32.7 million in loan commitments outstanding, and an additional $58.3 million in commitments to originate and sell mortgage loans. In addition, we had $11.5 million in unused lines of credit and no commitments issued under standby letters of credit. Time deposits due within one year as of March 31, 2017 totaled $44.8 million, or 19.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2018. We believe, however, based on past experience that a significant portion of our time deposits will remain with us, either as time deposits or as other deposit products. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended March 31, 2017, we originated $____ million of loans held for investment and $45.5 million of mortgage loans held for sale, compared to $20.2 million of loans held for investment and $47.6 million of mortgage loans held for sale during the three months ended March 31, 2016. In the three months ended March 31, 2017 and 2016, we purchased no securities and $2.1 million of securities, respectively. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase of $5.6 million and a net increase of $8.9 million in total deposits for the three months ended March 31, 2017 and 2016, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits so that we are competitive in our market area.

Federal Home Loan Bank advances remained at the same level and decreased by $2.0 million for the three months ended March 31, 2017 and 2016, respectively. In the first three months of 2017, the $5.6 million in deposit growth helped to maintain the same amount of FHLB borrowings. During the three months ended March 31, 2017, we were able to utilize proceeds from FHLB advances to fund new loan originations.

Bancorp 34, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to stockholders, to repurchase its common stock, and for other corporate purposes. Bancorp 34, Inc.’s. primary source of liquidity is dividend payments it may receive from the Bank. At March 31, 2017, Bancorp 34, Inc. (on an unconsolidated basis) had liquid assets of $7.0 million.

The net proceeds from the “second-step” stock offering significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including funding loans.  Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, which will increase our net interest-earning assets and net interest income.  However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity will be adversely affected following the stock offering.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2017 and December 31, 2016, Bank 34 exceeded all regulatory capital requirements. Bank 34 is considered “well-capitalized” under regulatory guidelines.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Bancorp 34, Inc. (1)

3.2	Bylaws of Bancorp 34, Inc. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Bancorp 34, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Bancorp 34, Inc. (File No. 333-21182), originally filed with the Securities and Exchange Commission on June 3, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP 34, INC.

Date:	May 5, 2017	/s/ Jill Gutierrez
Jill Gutierrez
Chief Executive Officer

Date:	May 5, 2017	/s/ Jan R. Thiry
Jan R. Thiry
Executive Vice President and Chief Financial Officer

Page 34 of 34