Form 10-Q
period 2017-06-30
Bancorp 34, Inc.
filed 2017-07-31
CIK 1668340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

YES ☒  NO ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☒
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

Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of July 27, 2017 were 3,438,190.

Bancorp 34, Inc.
FORM 10-Q

Item 1. Financial Statements

BANCORP 34, INC.

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30, 2017	December 31, 2016

ASSETS
Cash and due from banks	$4,327,042	$4,766,344
Interest-bearing deposits with banks	7,775,000	11,645,000
Total cash and cash equivalents	12,102,042	16,411,344

Loans held for investment	264,706,736	243,905,382
Allowance for loan losses	(2,919,733)	(2,506,033)
Loans held for investment, net	261,787,003	241,399,349

Loans held for sale	11,371,448	14,221,163
Available-for-sale securities	28,319,755	31,499,132
Premises and equipment, net	10,053,152	10,113,470
Stock in financial institutions	3,597,461	3,575,061
Accrued interest receivable	769,236	790,085
Deferred income taxes, net	4,274,477	4,317,017
Bank owned life insurance	5,542,147	5,481,168
Core deposit intangible, net	249,332	282,932
Prepaid and other assets	753,941	776,477

TOTAL ASSETS	$338,819,994	$328,867,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$38,508,399	$36,426,382
Savings and NOW deposits	126,604,271	124,535,039
Time deposits	64,008,657	63,560,582
Total deposits	229,121,327	224,522,003

Federal Home Loan Bank advances	55,000,000	50,000,000
Escrows	317,089	315,175
Accrued interest and other liabilities	3,383,021	3,253,443
Total liabilities	287,821,437	278,090,621

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, $0.01 per value, 20,000,000 authorized, 3,438,190 issued and outstanding	34,382	34,382
Additional paid-in capital	27,171,456	27,161,856
Retained earnings	25,840,355	25,700,007
Accumulated other comprehensive loss, net of tax	(319,335)	(363,437)
Unearned employee stock ownership plan (ESOP) shares	(1,728,301)	(1,756,231)
Total stockholders’ equity	50,998,557	50,776,577

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$338,819,994	$328,867,198

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Interest income
Interest and fees on loans	$3,814,226	$3,217,582	$7,252,496	$6,135,813
Interest on securities	144,847	121,460	275,313	241,867
Interest on other interest-earning assets	46,375	16,880	100,356	39,179
Total interest income	4,005,448	3,355,922	7,628,165	6,416,859

Interest expense
Interest on deposits	390,643	364,962	766,951	729,770
Interest on borrowings	142,806	13,887	245,881	24,695
Total interest expense	533,449	378,849	1,012,832	754,465

Net interest income	3,471,999	2,977,073	6,615,333	5,662,394
Provision for loan losses	150,000	99,000	400,000	151,000

Net interest income after provision for loan losses	3,321,999	2,878,073	6,215,333	5,511,394

Noninterest income
Gain on sale of loans	2,544,599	2,595,003	4,509,071	4,283,437
Service charges and fees	89,219	93,961	175,176	193,118
Loss on sale and impairments of other real estate	-	(93,012)	-	(93,012)
Bank owned life insurance income	43,363	43,289	86,176	86,313
Other	16,806	23,760	23,597	76,911
Total noninterest income	2,693,987	2,663,001	4,794,020	4,546,767

Noninterest expense
Salaries and benefits	3,550,403	3,248,954	6,849,749	5,830,138
Occupancy	486,860	453,115	910,618	904,644
Data processing fees	584,342	607,221	1,191,365	965,911
FDIC and other insurance expense	32,696	25,800	89,307	97,200
Professional fees	303,560	337,281	681,430	740,232
Advertising	101,474	62,813	243,355	115,202
Net other real estate expenses	-	548	80	3,304
Other	468,797	319,692	899,017	895,024
Total noninterest expense	5,528,132	5,055,424	10,864,921	9,551,655

Income before income taxes	487,854	485,650	144,432	506,506
Provision for income taxes	149,756	-	4,084	15,000

NET INCOME	338,098	485,650	140,348	491,506

Other comprehensive income
Unrealized gain on available-for-sale securities	35,590	80,414	44,102	306,097

COMPREHENSIVE INCOME	$373,688	$566,064	$184,450	$797,603

Income per common share:
Basic	$0.10	$0.14	$0.04	$0.14
Diluted	$0.10	$0.14	$0.04	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

				Accumulated
				Other
		Additional		Comprehensive		Unearned	Total
	Common	Paid-In	Retained	Income	Treasury	ESOP	Stockholders'
	Stock	Capital	Earnings	(Loss)	Stock	Shares	Equity

BALANCE, DECEMBER 31, 2015	$168,513	$9,713,894	$20,404,880	$(216,047)	$(139,332)	$(288,184)	$29,643,724

Net income	-	-	491,506	-	-	-	491,506
Change in unrealized value of available-for-sale securities	-	-	-	306,097	-	-	306,097
Amortization of ESOP award	-	5,401	-	-	-	25,487	30,888
Other	-	-	-	-	-	-	-

BALANCE, JUNE 30, 2016	$168,513	$9,719,295	$20,896,386	$90,050	$(139,332)	$(262,697)	$30,472,215

BALANCE, DECEMBER 31, 2016	$34,382	$27,161,856	$25,700,007	$(363,437)	$-	$(1,756,231)	$50,776,577

Net income	-	-	140,348	-	-	-	140,348
Change in unrealized value of available-for-sale securities	-	-	-	44,102	-	-	44,102
Amortization of ESOP award	-	9,600	-	-	-	27,930	37,530
BALANCE, JUNE 30, 2017	$34,382	$27,171,456	$25,840,355	$(319,335)	$-	$(1,728,301)	$50,998,557

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$140,348	$491,506
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	325,872	305,518
Stock dividend on financial institution stock	(22,400)	(8,314)
Loss on sale and impairments of other real estate	-	93,012
Amortization of premiums and discounts on securities, net	217,505	250,588
ESOP expense	37,530	30,888
Amortization of core deposit intangible	33,600	43,086
Gain on sale of loans	(4,509,071)	(4,283,437)
Proceeds from sale of loans held for sale	122,584,202	113,641,280
Funding of loans held for sale	(112,663,013)	(120,908,892)
Provision for loan losses	400,000	151,000
Net increase in bank-owned life insurance	(60,979)	(62,672)
Deferred income tax expense	136,544	-
Changes in operating assets and liabilities:
Accrued interest receivable	20,849	(2,737)
Prepaid and other assets	(98,167)	(632,882)
Accrued interest and other liabilities	129,578	244,429
Net cash used for operating activities	6,672,398	(10,647,627)

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	3,032,673	2,872,704
Purchases of available-for-sale securities	-	(8,456,771)
Net change in loans held for investment	(23,350,057)	(11,709,988)
Purchases of premises and equipment	(265,554)	(206,826)
(Purchase) Redemption of stock in financial institutions	-	(43,800)
Net proceeds from sales of other real estate	-	212,988
Net cash used for investing activities	(20,582,938)	(17,331,693)

Cash flows from financing activities
Net change in deposits	4,599,324	688,789
Net change in escrows	1,914	86,469
Net change in Federal Home Loan Bank advances	5,000,000	14,000,000
Net cash provided by financing activities	9,601,238	14,775,258

Net (decrease) increase in cash and cash equivalents	(4,309,302)	(13,204,062)

Cash and cash equivalents, beginning of period	16,411,344	19,824,864

Cash and cash equivalents, end of period	$12,102,042	$6,620,802

Supplemental disclosures:
Interest on deposits and advances paid	$1,005,142	$758,253
Income taxes paid	$74,089	$15,000
Noncash investing and financing activities:
Transfers of loans to other real estate	$-	$195,558

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

The Bank provides a variety of banking services to individuals and businesses through its full-service branches in Alamogordo and Las Cruces, New Mexico, and Scottsdale and Peoria, Arizona. The Bank also operates nine loan production offices in El Paso, Texas, Phoenix and Tubac, Arizona, Albuquerque, New Mexico, Lynnwood and Puyallup, Washington, and Medford and Portland, Oregon. The loan production offices in Lynnwood and Puyallup, Washington, Medford, Oregon, and Tubac, Arizona were opened in 2016 and Portland, Oregon was opened in 2017.

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

Basis of Presentation – The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (GAAP). In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations at the dates and for the periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations for the full fiscal year or for any other period. This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Significant estimates include, but are not limited to, allowance for loan losses, other-than-temporary impairment of securities, useful lives used in depreciation and amortization, deferred income taxes and related valuation allowance, valuation of other real estate and core deposit intangibles.

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

Credit Losses – In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to create credit loss estimates. The new guidance is effective for public companies that are U.S. Securities and Exchange Commission filers for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. For all other public companies, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other companies, including emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The guidance is required to be applied by the modified retrospective approach. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.

NOTE 2 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities have been classified in the consolidated balance sheets according to management’s intent at June 30, 2017 and December 31, 2016. The carrying amount of such securities and their approximate fair values were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2017
Available-for-sale securities
Mortgage-backed securities	$24,637,634	$25,350	$(353,590)	$24,309,394
U.S. Government agencies	2,249,132	3,319	(56,429)	2,196,022
Municipal obligations	1,814,071	1,597	(1,329)	1,814,339

Total	$28,700,837	$30,266	$(411,348)	$28,319,755

December 31, 2016
Available-for-sale securities
Mortgage-backed securities	$27,524,834	$45,866	$(442,303)	$27,128,397
U.S. Government agencies	2,588,843	-	(63,107)	2,525,736
Municipal obligations	1,837,337	7,823	(161)	1,844,999

Total	$31,951,014	$53,689	$(505,571)	$31,499,132

There were no sales of available-for-sale securities during the six months ended June 30, 2017 or 2016.

Amortized cost and fair value of securities by contractual maturity as of June 30, 2017 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at June 30, 2017 were as follows:

	June 30, 2017
	Amortized	Fair
	Cost	Value

Due in one year or less	$376,655	$377,300
Due after one to five years	26,480,763	26,107,602
Due after five to ten years	1,843,419	1,834,853
Due after ten years	-	-

Total	$28,700,837	$28,319,755

At June 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At June 30, 2017 and December 31, 2016, mortgage-backed securities included collateralized mortgage obligations of $9.0 million and $9.5 million, respectively, which are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position.

	June 30, 2017
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$13,742,625	$(193,733)	$7,675,428	$(159,857)	$21,418,053	$(353,590)
U.S. Government agencies	1,713,007	(56,429)	-	-	1,713,007	(56,429)
Municipal obligations	1,011,087	(1,329)	-	-	1,011,087	(1,329)

Total temporarily impaired securities	$16,466,719	$(251,491)	$7,675,428	$(159,857)	$24,142,147	$(411,348)

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$17,377,335	$(337,092)	$5,351,384	$(105,211)	$22,728,719	$(442,303)
U.S. Government agencies	2,525,737	(63,107)	-	-	2,525,737	(63,107)
Municipal obligations	20,054	(161)	-	-	20,054	(161)

Total temporarily impaired securities	$19,923,126	$(400,360)	$5,351,384	$(105,211)	$25,274,510	$(505,571)

At June 30, 2017, all of the government agency and mortgage-backed securities held by the Company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2017 or December 31, 2016.

Loans and securities carried at approximately $136.9 million at June 30, 2017 were pledged to secure Federal Home Loan Bank (“FHLB”) advances. In addition, securities carried at approximately $4.9 million at June 30, 2017 were pledged to secure public deposits.

NOTE 3 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$219,771,635	82.7%	$195,814,205	80.0%
One- to four-family residential real estate	29,352,468	11.0%	29,976,625	12.2%
Commercial and industrial	11,628,480	4.4%	9,876,020	4.0%
Consumer and other	5,017,936	1.9%	9,191,249	3.8%
Total gross loans	265,770,519	100.0%	244,858,099	100.0%
Unamortized loan fees	(1,063,783)		(952,717)
Loans held for investment	264,706,736		243,905,382
Allowance for loan losses	(2,919,733)		(2,506,033)
Loans held for investment, net	$261,787,003		$241,399,349

At June 30, 2017 and December 31, 2016 commercial real estate loans include construction loans of $13.2 million and $7.9 million, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,884,249	599,595	408,868	27,021	2,919,733

Total	$1,884,249	$599,595	$408,868	$27,021	$2,919,733

Gross loans
Ending balance: individually evaluated for impairment	$6,817,669	$1,630,232	$2,099,837	$183,067	$10,730,805
Ending balance: collectively evaluated for impairment	212,953,966	27,722,236	9,528,643	4,834,869	255,039,714
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-
Total	$219,771,635	$29,352,468	$11,628,480	$5,017,936	$265,770,519

	As of December 31, 2016
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,688,448	617,912	147,371	52,302	2,506,033

Total	$1,688,448	$617,912	$147,371	$52,302	$2,506,033

Gross loans
Ending balance: individually evaluated for impairment	$3,441,874	$1,744,062	$801,078	$194,068	$6,181,082
Ending balance: collectively evaluated for impairment	192,372,331	28,232,563	9,074,942	8,997,181	238,677,017
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-
Total	$195,814,205	$29,976,625	$9,876,020	$9,191,249	$244,858,099

The following is a summary of activities for the allowance for loan losses for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Beginning balance	$2,763,483	$2,052,365	$2,506,033	$1,894,196

Provision for loan losses	150,000	99,000	400,000	151,000

Charge-offs:
Commercial real estate	-	-	-	-
One- to four-family residential real estate	-	-	-	(10,756)
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
Total charge-offs	-	-	-	(10,756)

Recoveries:
Commercial real estate	-	-	1,200	116,125
One- to four-family residential real estate	6,250	1,200	12,500	2,000
Commercial and industrial	-	-		-
Consumer and other	-	-		-
Total recoveries	6,250	1,200	13,700	118,125
Net recoveries	6,250	1,200	13,700	107,369

Ending balance	$2,919,733	$2,152,565	$2,919,733	$2,152,565

Nonperforming Assets – The following tables present an aging analysis of the recorded investment of past due loans as of June 30, 2017 and December 31, 2016. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, loans past due 90 days or more no longer accrue interest.

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

June 30, 2017
Commercial real estate	$-	$-	$3,680,700	$3,680,700	$216,090,935	$219,771,635
One- to four-family residential real estate	-	271,485	414,766	686,251	28,666,217	29,352,468
Commercial and industrial	-	-	1,568,907	1,568,907	10,059,573	11,628,480
Consumer and other	-	-		-	5,017,936	5,017,936

Totals	$-	$271,485	$5,664,373	$5,935,858	$259,834,661	$265,770,519

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

December 31, 2016
Commercial real estate	$550,000	$-	$-	$550,000	$195,264,205	$195,814,205
One- to four-family residential real estate	108,080	501,316	68,906	678,302	29,298,323	29,976,625
Commercial and industrial	1,139,634	-	461,021	1,600,655	8,275,365	9,876,020
Consumer and other	-	-	-	-	9,191,249	9,191,249

Totals	$1,797,714	$501,316	$529,927	$2,828,957	$242,029,142	$244,858,099

The following table sets forth nonperforming assets at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016

Nonaccrual loans
Commercial real estate	$3,680,700	$3,718,686
One- to four-family residential real estate	618,138	648,880
Commercial and industrial	1,568,907	1,600,655
Consumer and other	-	-
Total nonaccrual loans	5,867,745	5,968,221

Other real estate (ORE)	-	-

Total nonperforming assets	$5,867,745	$5,968,221

Nonperforming assets to gross loans held for investment and ORE	2.21%	2.44%
Nonperforming assets to total assets	1.73%	1.81%

Credit Quality Indicators – The following table represents the credit exposure by internally assigned grades at June 30, 2017 and December 31, 2016. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

	As of June 30, 2017
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$212,953,966	$27,722,236	$9,528,643	$4,834,869	$255,039,714
Special mention	916,262	-	234,533	-	1,150,795
Substandard	5,351,407	1,630,232	1,571,106	183,067	8,735,812
Doubtful	550,000	-	294,198	-	844,198
Loss	-	-	-	-	-

Totals	$219,771,635	$29,352,468	$11,628,480	$5,017,936	$265,770,519

	As of December 31, 2016
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$187,069,284	$28,232,563	$7,697,960	$8,997,181	$231,996,988
Special mention	523,207	65,457	267,327	-	855,991
Substandard	8,221,714	1,678,605	1,614,733	194,068	11,709,120
Doubtful	-	-	296,000	-	296,000
Loss	-	-	-	-	-

Totals	$195,814,205	$29,976,625	$9,876,020	$9,191,249	$244,858,099

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

	As of June 30, 2017
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$3,680,700	$3,680,700	$-	$3,723,960
One- to four-family residential real estate	618,138	618,138	-	623,907
Commercial and industrial	1,568,907	1,568,907	-	1,594,869
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$3,680,700	$3,680,700	$-	$3,723,960
One- to four-family residential real estate	618,138	618,138	-	623,907
Commercial and industrial	1,568,907	1,568,907	-	1,594,869
Consumer and other	-	-	-	-

	As of December 31, 2016
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$3,718,686	$3,718,686	$-	$1,385,277
One- to four-family residential real estate	648,880	648,880	-	656,495
Commercial and industrial	1,600,655	1,600,655	-	1,075,536
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$3,718,686	$3,718,686	$-	$1,385,277
One- to four-family residential real estate	648,880	648,880	-	656,495
Commercial and industrial	1,600,655	1,600,655	-	1,075,536
Consumer and other	-	-	-	-

During the six months ended June 30, 2017 and 2016, no interest income was recognized on these loans as interest collected was credited to loan principal.

Certain loans within the Company’s loan and ORE portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at June 30, 2017 and December 31, 2016.

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

There were no troubled debt restructurings as of June 30, 2017 or December 31, 2016.

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

NOTE 4 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk are as follows as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016

Commitments to originate and sell mortgage loans	$39,800,871	$27,206,868
Commitments to extend credit	29,217,244	27,430,757
Unused lines of credit	17,181,688	8,662,628

Totals	$86,199,803	$63,300,253

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. There were no standby letters of credit at June 30, 2017 and December 31, 2016.

NOTE 5 – REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of June 30, 2017 and December 31, 2016, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

As of June 30, 2017, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2017:
(Dollars in thousands)

Total Capital
(to Risk-Weighted Assets)	$42,990	16.95%	$20,285	≥8.00%	$25,356	≥10.00%

Tier I Capital
(to Risk-Weighted Assets)	$39,935	15.75%	$15,214	≥6.00%	$20,285	≥8.00%

Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$39,935	15.75%	$11,410	≥4.50%	$16,482	≥6.50%

Tier I Capital
(to Average Assets)	$39,935	11.96%	$13,361	≥4.00%	$16,701	≥5.00%

As of December 31, 2016:
(Dollars in thousands)

Total Capital
(to Risk-Weighted Assets)	$42,265	18.14%	$18,644	≥8.00%	$23,305	≥10.00%

Tier I Capital
(to Risk-Weighted Assets)	$39,681	17.03%	$13,983	≥6.00%	$18,644	≥8.00%

Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$39,681	17.03%	$10,487	≥4.50%	$15,148	≥6.50%

Tier I Capital
(to Average Assets)	$39,681	11.91%	$13,331	≥4.00%	$16,664	≥5.00%

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at June 30, 2017 and December 31, 2016.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

June 30, 2017
Recurring basis
Mortgage-backed securities	$-	$24,309,394	$-	$24,309,394
U.S. Government agencies	-	2,196,022	-	2,196,022
Municipal obligations	-	1,814,339	-	1,814,339
Nonrecurring basis
Loans held for sale	-	11,371,448	-	11,371,448
Impaired loans	-	-	5,867,745	5,867,745

Totals	$-	$39,691,203	$5,867,745	$45,558,948

December 31, 2016
Recurring basis
Mortgage-backed securities	$-	$27,128,396	$-	$27,128,396
U.S. Government agencies	-	2,525,737	-	2,525,737
Municipal obligations	-	1,844,999	-	1,844,999
Nonrecurring basis
Loans held for sale	-	14,221,163	-	14,221,163
Impaired loans	-	-	5,968,221	5,968,221

Totals	$-	$45,720,295	$5,968,221	$51,688,516

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

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016.

			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
At June 30, 2017
Financial assets:
Cash and due from banks	$4,327	$4,327	$4,327	$-	$-
Interest-bearing deposits with banks	7,775	7,775	7,775	-	-
Available-for-sale securities	28,320	28,320	-	28,320	-
Loans held for sale	11,371	11,371	-	11,371	-
Loans held for investment, net	261,787	262,071	-	-	262,071
Stock in financial institutions	3,597	3,597	-	3,597	-

Financial liabilities:
Demand deposits, savings and NOW deposits	165,113	158,829	158,829	-	-
Time deposits	64,009	64,052	-	64,052	-
Federal Home Loan Bank advances	55,000	55,056	-	55,056	-

At December 31, 2016
Financial assets:
Cash and due from banks	$4,766	$4,766	$4,766	$-	$-
Interest-bearing deposits with banks	11,645	11,645	11,645	-	-
Available-for-sale securities	31,499	31,499	-	31,499	-
Loans held for sale	14,221	14,221	-	14,221	-
Loans held for investment, net	241,399	241,440	-	-	241,440
Stock in financial institutions	3,575	3,575	-	3,575	-

Financial liabilities:
Demand deposits, savings and NOW deposits	160,961	156,529	156,529	-	-
Time deposits	63,561	63,588	-	63,588	-
Federal Home Loan Bank advances	50,000	50,176	-	50,176	-

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

NOTE 7 – EARNINGS PER SHARE

Earnings Per Share – Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding. For earning per share computations, unallocated ESOP shares are treated like treasury shares and not considered outstanding. The calculation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2017 and 2016 exclude 34,188 and 36,892 shares issuable pursuant to outstanding stock options because their effect would be anti-dilutive, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$338,098	$485,650	$140,348	$491,506

Weighted-average shares outstanding:
Basic	3,256,303	3,402,828	3,256,303	3,402,828
Diluted	3,265,521	3,406,468	3,265,032	3,403,904

Earnings per share:
Basic	$0.10	$0.14	$0.04	$0.14
Diluted	$0.10	$0.14	$0.04	$0.14

Shares outstanding and basic and diluted income per common share in the above discussion and table for all periods prior to October 2016 have been restated at the second step-conversion exchange rate of 2.0473 to one.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition at June 30, 2017 and December 31, 2016 and results of operations for the three and six months ended June 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Average Balance Sheets

The following tables set forth average balances, yields and costs, and certain other information for the periods indicated. Tax-equivalent yield adjustments have not been made for tax-exempt securities, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	Three Months Ended June 30,
	2017			2016
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$271,059	$3,814	5.64%	$218,396	$3,218	5.93%
Interest-earning deposits	11,046	29	1.05%	7,549	10	0.51%
Securities	29,495	145	1.97%	29,432	121	1.66%
Federal Home Loan Bank stock	3,203	12	1.50%	1,170	2	0.77%
Other	383	5	5.24%	382	5	5.26%
Total interest-earning assets	315,186	4,005	5.10%	256,929	3,356	5.25%
Noninterest-earning assets	21,525			19,485
Total assets	$336,711			$276,414

Interest-bearing liabilities:
Checking, money market and savings accounts	$126,288	250	0.79%	$123,517	226	0.74%
Certificates of deposit	61,550	140	0.91%	69,054	139	0.81%
Total deposits	187,838	390	0.83%	192,571	365	0.76%
Advances from FHLB of Dallas	56,637	143	1.00%	11,373	14	0.49%
Total interest-bearing liabilities	244,475	533	0.87%	203,944	379	0.75%
Non-interest bearing deposits	37,784			39,275
Non-interest bearing liabilities	3,027			2,579
Total liabilities	285,286			245,798
Stockholders' equity	51,425			30,616
Total liabilities and stockholders' equity	$336,711			$276,414

Net interest income		$3,472			$2,977
Net interest rate spread (2)			4.22%			4.51%
Net interest-earning assets (3)	$70,711			$52,985

Net interest margin (4)			4.42%			4.66%
Average interest-earning assets to average interest-bearing liabilities			128.92%			125.98%

(1)	Yield/rate for the three-month periods have been annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

	Six Months Ended June 30,
	2017			2016
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$262,908	$7,252	5.53%	$211,067	$6,136	5.85%
Interest-earning deposits	13,593	62	0.91%	10,487	26	0.49%
Securities	30,332	275	1.82%	28,876	242	1.68%
Federal Home Loan Bank stock	3,197	23	1.44%	1,169	5	0.84%
Other	383	16	8.39%	383	8	4.47%
Total interest-earning assets	310,413	7,628	4.93%	251,982	6,417	5.12%
Noninterest-earning assets	21,906			19,478
Total assets	$332,319			$271,460

Interest-bearing liabilities:
Checking, money market and savings accounts	$125,909	490	0.78%	$120,415	$440	0.73%
Certificates of deposit	61,792	277	0.90%	70,840	290	0.82%
Total deposits	187,701	767	0.82%	191,255	730	0.77%
Advances from FHLB of Dallas	52,981	247	0.93%	10,564	24	0.47%
Total interest-bearing liabilities	240,682	1,014	0.84%	201,819	754	0.75%
Non-interest bearing deposits	37,042			36,690
Non-interest bearing liabilities	3,263			2,551
Total liabilities	280,987			241,060
Stockholders' equity	51,332			30,400
Total liabilities and stockholders' equity	$332,319			$271,460

Net interest income		$6,614			$5,663
Net interest rate spread (2)			4.08%			4.37%
Net interest-earning assets (3)	$69,731			$50,163

Net interest margin (4)			4.27%			4.52%
Average interest-earning assets to average interest-bearing liabilities			128.97%			124.86%

(1)	Yield/rate for the six-month periods have been annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Cash and cash equivalents decreased $4.3 million, or 26.3%, to $12.1 million at June 30, 2017 from $16.4 million at December 31, 2016. The decrease is due to the variability in timing of deposits.

Loans held for investment increased $20.8 million, or 8.5%, to $264.7 million at June 30, 2017 from $243.9 million at December 31, 2016, due to organic growth. The increase was due to an increase in commercial real estate loans, which increased $24.0 million, or 12.2%, to $219.8 million at June 30, 2017 from $195.8 million at December 31, 2016. During the six months ended June 30, 2017, commercial real estate loans increased to 82.7% of the gross loan portfolio from 80.0%, while one- to four-family residential real estate loans decreased to 11.0% of the portfolio from 12.2%. The residential mortgage loan portfolio experienced natural run-off as the Bank continued to focus on the secondary mortgage lending program whereby new loans are originated and sold for fee income as opposed to being held in the portfolio.

Loans held for sale at June 30, 2017 and December 31, 2016 totaled $11.4 million and $14.2 million, respectively, consisting entirely of residential mortgage loans. We currently sell a significant majority of our residential mortgage loans in the secondary market. The balances at any date vary based upon the timing and volume of loan originations and sales.

Available for sale securities decreased $3.2 million, or 10.1%, during the six months ended June 30, 2017, due to normal payments in the portfolio.

Total deposits increased $4.6 million, or 2.0%, to $229.1 million at June 30, 2017 from $224.5 million at December 31, 2016. The increase included a $2.1 million, or 5.7% increase in non-interest bearing demand accounts, $2.1 million or 1.7% increase in savings and NOW deposits, and $448,000 or 0.7% increase in time deposits.

Borrowings, consisting solely of FHLB advances, increased $5.0 million to $55.0 million at June 30, 2017 from $50.0 million at December 31, 2016.

Total stockholders’ equity increased $222,000, or 0.4%, to $51.0 million at June 30, 2017 from $50.8 million at December 31, 2016. The growth was due primarily to net income for the six-month period of $140,000 and an increase in accumulated other comprehensive income resulting from improvement in the fair value of available-for-sale securities.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

General. Net income was $338,000 for the three months ended June 30, 2017 and $148,000, or 30.4%, less than net income of $486,000 for the three months ended June 30, 2016. Pre-tax income was $488,000 for the three months ended June 30, 2017 and $486,000 for the three months ended June 30, 2016. The provision for income taxes for the three months ended June 30, 2017 was $150,000 compared to $0 for the similar period in 2016. In 2016 we carried a 100% valuation reserve against our net deferred tax assets and had net operating loss carryforwards available to offset current tax liabilities.

Interest Income. Interest income increased $650,000, or 19.4%, to $4.0 million for the three months ended June 30, 2017 from $3.4 million for the three months ended June 30, 2016. The increase was due to a $58.2 million, or 22.7%, increase in average interest-earning assets and an improvement in asset mix as loans, our highest yielding assets, increased to 86.0% of average interest-earning assets from 85.0% of average interest-earning assets. The yield on average interest-earning assets decreased 15 basis points, however, to 5.10% for the three months ended June 30, 2017 from 5.25% for the three months ended June 30, 2016. Interest and fees on loans increased $597,000, or 18.5%, to $3.8 million for the three months ended June 30, 2017, from $3.2 million for the three months ended June 30, 2016. Interest income on loans increased due primarily to a $52.7 million, or 24.1%, increase in average loan balances, due to organic growth, partially offset by a 29 basis point decrease in yield. The average balance of securities increased $63,000, to $29.5 million for the three months ended June 30, 2017, compared to $29.4 million for the three months ended June 30, 2016, and the average yield increased from 1.66% to 1.97% for the three months ended June 30, 2016 and 2017, respectively.

The 15 basis point decrease in yield on interest-earning assets from the three months ended June 30, 2016 to the three months ended June 30, 2017 was primarily due to a 29 basis point decrease in loan yield, which was mostly due to large prepayment penalties boosting loan yields in May and June 2016.

Interest Expense. Interest expense increased $154,000, or 40.6%, to $533,000 for the three months ended June 30, 2017 from $379,000 for the three months ended June 30, 2016. The increase was the result of an increase in interest expense on borrowings, which increased $129,000 to $143,000 for the three months ended June 30, 2017 from $14,000 for the three months ended June 30, 2016. Average interest-bearing deposits for the three months ended June 30, 2017 were $187.8 million, representing a $4.8 million, or 2.5%, decrease compared to average interest-bearing deposits of $192.6 million for the three months ended June 30, 2016. The average rate paid on interest-bearing deposits was 0.83% for the three months ended June 30, 2017 compared to 0.76% for the similar 2016 period.

The $129,000 increase in interest expense on borrowings from the three months ended June 30, 2016 to the three months ended June 30, 2017 was due to a $45.3 million increase in average balances and a 51 basis point increase in average rates paid. Borrowings were primarily being used to fund loans held for sale in the first six months of 2016. Beginning in the third quarter of 2016 we also began to borrow to fund portfolio loan growth. The 51 basis point increase in average rates paid on FHLB borrowings was partially due to gradual Federal Funds target rate increases affecting our short-term borrowings and the addition of two longer term FHLB advances later in 2016. The first Federal Funds rate increase since 2008 was a 25 basis point increase announced in mid-December 2015. Short term borrowing rates continued to gradually increase after that date and two additional 25 basis point Federal Funds target rate increases were announced in March and June 2017. We utilized only short term FHLB advances in 2015 and the first half of 2016, but added $20.0 million consisting of $10.0 million in two and $10.0 million in four-year fixed rate advances averaging 1.11% in the second half of 2016 to lock in those rates in anticipation of further market rate increases.

Interest paid on checking, money market and savings accounts increased $24,000, or 10.6%, to $250,000 for the three months ended June 30, 2017 from $226,000 for the three months ended June 30, 2016. The average rate we paid on such deposit accounts increased five basis points to 0.79% for the three months ended June 30, 2017 from 0.74% for the three months ended June 30, 2016 and the average balance increased $2.8 million, or 2.3%, to $126.3 million for the three months ended June 30, 2017 from $123.5 million for the three months ended June 30, 2016. The average rates we pay on these accounts is considerably higher in the Arizona market.

Interest on time deposits increased $1,000 to $140,000 for the three months ended June 30, 2017 from $139,000 for the three months ended June 30, 2016. The increase in expense was primarily due to a 10 basis point increase in the average rate paid on time deposits to 0.91% for the three months ended June 30, 2017 from 0.81% for the three months ended June 30, 2016, partially offset by the effect of a $7.5 million, or 10.9%, decrease in average balances.

The average balance of time deposits decreased $7.5 million, or 10.9%, to $61.6 million for the three months ended June 30, 2017 from $69.1 million for the three months ended June 30, 2016. The increase in checking, savings and money market deposits and decrease in time deposits is primarily due to maturing certificate of deposit customers preferring not to lock into term deposits, and growth from new and existing Arizona customers.

Net Interest Income. Net interest income increased $495,000, or 16.6%, to $3.5 million for the three months ended June 30, 2017 from $3.0 million for the three months ended June 30, 2016, as a result of an increase in the balance of net interest-earning assets, partially offset by a 29 basis point decrease in net interest rate spread. Our average net interest-earning assets increased by $17.7 million, or 33.5%, to $70.7 million for the three months ended June 30, 2017 from $53.0 million for the three months ended June 30, 2016, due primarily to organic growth. Our net interest rate spread decreased by 29 basis points to 4.22% for the three months ended June 30, 2017 from 4.51% for the three months ended June 30, 2016. Our cost of borrowings increased to 1.00% for the quarter ended June 30, 2017 from 0.49% for the quarter ended June 30, 2016 due to the increase in short-term interest rates following the 25 basis point increases in the target Federal Funds rate in December 2016 and March 2017.

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

See “- Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we recorded a provision for loan losses of $150,000 for the three months ended June 30, 2017, compared to $99,000 for the three months ended June 30, 2016. In the three months ended June 30, 2017, the allowance for loan losses grew $156,000, or 5.7%, and gross loans held for investment grew $4.2 million, or 1.6%.

To the best of our knowledge, at June 30, 2017 we have recorded all loan losses that are both probable and reasonable to estimate as of June 30, 2017.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about the recoverability of our loan balances based upon information available to it at the time of its examination.

Noninterest Income. Noninterest income increased $31,000, or 1.2%, and was $2.7 million for each of the three months ended June 30, 2017 and 2016.

Gain on sale of loans decreased $50,000, or 1.9%, to $2.5 million for the three months ended June 30, 2017 from $2.6 million for the three months ended June 30, 2016. During the three months ended June 30, 2017, we sold $63.2 million of mortgage loans for a gain of $2.3 million and $2.3 million of SBA loans for a gain of $226,000, compared to $65.6 million of mortgage loan sales and $1.2 million of SBA loan sales during the three months ended June 30, 2016 for gains of $2.5 million and $95,000, respectively. We realized a 3.7% average premium (gain on sale/sold loans) on the sales of mortgage loans for the three months ended June 30, 2017 and 3.8% for the three months ended June 30, 2016. Premiums vary from period to period based upon the mix of government Federal Housing Administration (FHA) and Veterans Administration (VA) loans to conventional loans, geographic markets and market interest rates, specifically 10-year U.S. Treasury rates.

Noninterest Expense. Noninterest expense increased $473,000, or 9.4%, to $5.5 million for the three months ended June 30, 2017 from $5.1 million for the three months ended June 30, 2016 due primarily to an increase in salaries and benefits. The increases were primarily related to the expansion of our mortgage banking operations. Average assets for the quarter ended June 30, 2017 were 21.8% greater than for the quarter ended June 30, 2016.

Income Tax Expense. Income tax expense was $150,000 and $0 for the quarters ended June 30, 2017 and 2016, respectively. The Company had net operating loss carry-forwards from prior periods which offset income for 2016 so no other income tax expense or income tax benefits were recorded.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

General. We had net income of $140,000 for the six months ended June 30, 2017, compared to net income of $492,000 for the six months ended June 30, 2016. Results in the first six months of 2017 were negatively affected by lower net profits in the mortgage banking operation as sales gains were lower than the added cost of the expanded operation and the provision for loan losses was $250,000 larger in the six months ended June 30, 2017 than the six months ended June 30, 2016 due to more rapid loan growth.

Interest Income. Interest income increased $1.2 million, or 18.9%, to $7.6 million for the six months ended June 30, 2017 from $6.4 million for the six months ended June 30, 2016. The increase was due to a 23.2% increase in average interest-earning assets partially offset by a 19 basis point decrease in yield. Loans, our highest yielding asset, increased from 83.8% to 84.7% of average interest-earning assets. Interest and fees on loans increased $1.2 million, or 18.2%, to $7.3 million for the six months ended June 30, 2017, from $6.1 million for the six months ended June 30, 2016. Interest income on loans increased due primarily to a 24.6% increase in average loan balances, due to organic growth, partially offset by a 32 basis point decrease in average yield. The average balance of securities increased $1.5 million, or 5.0%, to $30.3 million for the six months ended June 30, 2017, compared to $28.9 million for the six months ended June 30, 2016 and the average yield increased 14 basis points.

The 19 basis point decrease in yield on interest-earning assets from the six months ended June 30, 2016 to the six months ended June 30, 2017 was primarily due to a 32 basis point decrease in loan yield, which was partially due to large prepayment penalties boosting loan yields in May and June 2016 and a gradual decrease in loan yields throughout 2016 due to competitive pressure on rates, and older, higher fixed rate loans being paid off and replaced with lower rate loans.

Interest Expense. Interest expense increased $258,000, or 34.2%, to $1.0 million for the six months ended June 30, 2017 from $754,000 for the six months ended June 30, 2016. The increase was caused by an increase in interest expense on borrowings, which increased $221,000 to $246,000 for the six months ended June 30, 2017 from $25,000 for the six months ended June 30, 2016. Average interest-bearing deposits for the six months ended June 30, 2017 were $187.7 million, representing a $3.6 million, or 1.9%, decrease compared to average interest-bearing deposits of $191.3 million for the six months ended June 30, 2016. The average rate paid on interest-bearing deposits was 0.82% for the six months ended June 30, 2017 compared to 0.77% for the 2016 period.

The $221,000 increase in interest expense on borrowings from the six months ended June 30, 2016 to the six months ended June 30, 2017 was due to a $42.4 million increase in average balances and a 46 basis point increase in average rates paid. Borrowings were primarily being used to fund loans held for sale in the first six months of 2016. Beginning in the third quarter of 2016 we also began to borrow to fund portfolio loan growth. The 46 basis point increase in average rates paid on FHLB borrowings was partially due to gradual Federal Funds target rate increases affecting our short term borrowings and the addition of two longer term FHLB advances later in 2016. Short term borrowing rates have continued to gradually increase after that date. We utilized only short term FHLB advances in 2015 and the first half of 2016, but added $20.0 million consisting of $10.0 million in two and $10.0 million in four-year fixed rate advances averaging 1.11% in the second half of 2016 to lock in those rates in anticipation of further market rate increases.

Interest paid on checking, money market and savings accounts increased $50,000, or 11.4%, to $490,000 for the six months ended June 30, 2017 from $440,000 for the six months ended June 30, 2016. The average rate we paid on such deposit accounts increased five basis points to 0.78% for the six months ended June 30, 2017 from 0.73% for the six months ended June 30, 2016 and the average balance increased $5.5 million, or 4.6%, to $125.9 million for the six months ended June 30, 2017 from $120.4 million for the six months ended June 30, 2016. The increase in checking, savings and money market deposits is primarily due to maturing certificate of deposit customers preferring not to lock into term deposits, and growth from new and existing Arizona customers. The average rates we pay on these accounts is considerably higher in the Arizona market.

Net Interest Income. Net interest income increased $953,000, or 16.8%, to $6.6 million for the six months ended June 30, 2017 from $5.7 million for the six months ended June 30, 2016, as a result of a higher balance of net interest-earning assets and a higher net interest rate spread. Our average net interest-earning assets increased by $19.6 million, or 39.0%, to $69.7 million for the six months ended June 30, 2017 from $50.2 million for the six months ended June 30, 2016 due primarily to organic growth. Our net interest rate spread declined by 29 basis points to 4.08% for the six months ended June 30, 2017 from 4.37% for the six months ended June 30, 2016. We carried 84.7% of our average interest-earning assets in loans, our highest yielding asset, for the six months ended June 30, 2017 compared to 83.8% in loans for the comparable period in 2016. This repositioning of our asset portfolio was achieved principally through organic loan growth. Our cost of borrowings increased to 0.93% for the six months ended June 30, 2017 from 0.47% for the six months ended June 30, 2016 due to the increase in short term interest rates following the 25 basis point increase in the target Federal Funds rate in December 2016 and March 2017.

Provision for Loan Losses. We recorded a provision for loan losses of $400,000 for the six months ended June 30, 2017, compared to $151,000 for the six months ended June 30, 2016. In addition, $14,000 in recoveries of previously charged-off balances were received during the six months ended June 30, 2017 compared to $118,000 in the six months ended June 30, 2016. In the six months ended June 30, 2017, the allowance for loan losses increased $414,000, or 16.5%, and gross loans held for investment grew $20.8 million, or 8.5%.

Noninterest Income. Noninterest income increased $247,000, or 5.4%, to $4.8 million for the six months ended June 30, 2017 from $4.5 million for the six months ended June 30, 2016 primarily due to a higher volume of loan sales and related gains, and a decrease in loss on sale and impairments of other real estate.

Gain on sale of loans increased $226,000, or 5.3%, to $4.5 million for the six months ended June 30, 2017 from $4.3 million for the six months ended June 30, 2016 as the Company has continued to expand its secondary mortgage loan operation. During the six months ended June 30, 2017, we sold $115.5 million of mortgage loans for a gain of $4.3 million and $2.4 million of SBA loans for a gain of $242,000, compared to $107.1 million of mortgage loan sales and $2.2 million of SBA loan sales during the six months ended June 30, 2016 for gains of $4.1 million and $194,000, respectively. The average premium (gain on sale/sold loans) for 2017 was 3.7% compared to 3.8% for 2016. Premiums vary from period to period based upon the mix of government FHA and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates.

We incurred no gain or loss on sale of other real estate in the six months ended June 30, 2017 compared to a $93,000 loss on sale of other real estate in the six months ended June 30, 2016.

Noninterest Expense. Noninterest expense increased $1.3 million, or 13.7%, to $10.9 million for the six months ended June 30, 2017 from $9.6 million for the six months ended June 30, 2016 due primarily to higher salaries and benefits and data processing fees, partially offset by lower professional fees. The increase in salaries and benefits expense resulted primarily from the expansion of our mortgage banking program. Average assets for the six months ended June 30, 2017 were 22.4% larger than the six months ended June 30, 2016.

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

Non-Performing Loans and Non-Performing Assets. The following table sets forth information regarding our non-performing assets. As of June 30, 2017 and December 31, 2016, we had no troubled debt restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates materially less than current market rates.

	At June 30,	At December 31,
	2017	2016
	(Dollars in thousands)
Nonaccrual loans
Real estate loans:
One- to four-family residential real estate	$618	$649
Commercial real estate	3,681	3,719
Commercial and industrial loans	1,569	1,600
Consumer and other loans	-	-
Total nonaccrual loans	5,868	5,968
Other real estate (ORE)	-	-
Total nonperforming assets	$5,868	$5,968

Ratios:
Nonperforming loans to gross loans held for investment	2.21%	2.44%
Nonperforming assets to total assets	1.73%	1.81%
Nonperforming assets to gross loans held for investment and ORE	2.21%	2.44%

The nonperforming asset ratios decreased due to the $100,000 decrease in nonperforming loans along with increases of 8.5% in gross loans held for investment and 3.0% in total assets.

Interest income that would have been recorded for the six months ended June 30, 2017, had nonaccruing loans been current according to their original terms amounted to $166,000. We recognized no interest income on these nonaccrual loans for the six months ended June 30, 2017.

At June 30, 2017, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with existing loan repayment terms and that could result in disclosure as non-accrual, 90 days past due or troubled debt restructurings.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)

Balance at beginning of period	$2,506	$1,894
Provision for loan losses	400	151
Charge-offs:
One- to four-family residential real estate loans	-	(11)
Commercial real estate loans	-	-
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total charge-offs	-	(11)
Recoveries:
One- to four-family residential real estate loans	13	2
Commercial real estate loans	1	116
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total recoveries	14	118
Net recoveries	14	107

Balance at end of period	$2,920	$2,152

ALLL to nonperforming loans	49.76%	160.37%
ALLL to total gross loans	1.10%	1.05%
ALLL to total gross loans less acquired loans	1.23%	1.32%
Net (charge-offs) recoveries to average loans outstanding during the period	0.01%	0.10%

The allowance for loan losses to nonperforming loans ratio decreased due to the 337.2% increase in nonperforming loans from June 2016 to June 2017 compared to the 35.6% increase in the allowance for loan losses. The allowance for loan losses to total gross loans ratio increased due to a 30.2% increase in total gross loans compared to the 35.6% increase in the allowance for loan losses.

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

We believe that we have enough sources of liquidity to satisfy our short-term liquidity needs as of June 30, 2017.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2017, cash and cash equivalents totaled $12.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $28.3 million at June 30, 2017. In addition, at June 30, 2017, we had the ability to borrow an additional $81.6 million from the FHLB of Dallas. On that date, we had $55.0 million of advances outstanding. The Bank also had two lines of credit available with other financial institutions of $6.0 million and 2.0 million, respectively.

At June 30, 2017, we had $29.2 million in portfolio loan commitments outstanding, and an additional $39.8 million in commitments to originate and sell mortgage loans. In addition, we had $17.2 million in unused lines of credit and no commitments issued under standby letters of credit. Time deposits due within one year as of June 30, 2017 totaled $37.6 million, or 16.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before June 30, 2018. We believe, however, based on past experience that a significant portion of our time deposits will remain with us, either as time deposits or as other deposit products. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB of Dallas or the other financial institutions, or increase our deposits by offering higher interest rates.

Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended June 30, 2017, we originated $51.1 million of loans held for investment and $112.7 million of mortgage loans held for sale, compared to $41.5 million of loans held for investment and $120.9 million of mortgage loans held for sale during the six months ended June 30, 2016. In the six months ended June 30, 2017 and 2016, we purchased $0 and $8.5 million of securities, respectively. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced net increases of $4.6 million and $689,000 in total deposits for the six months ended June 30, 2017 and 2016, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits so that we are competitive in our market area.

FHLB advances increased $5.0 million and $14.0 million for the six months ended June 30, 2017 and 2016, respectively. In 2017 we have been funding our loans held for sale with short term FHLB borrowings. At June 30, 2017 loans held for sale were $11.4 million and FHLB borrowings were $55.0 million. During the six months ended June 30, 2016, we were able to utilize proceeds from FHLB advances and excess liquid funds held at December 31, 2015 to fund new loan originations and the purchase of $9.7 million in available-for-sale securities.

Bancorp 34, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to stockholders, to repurchase its common stock, and for other corporate purposes. Bancorp 34, Inc’s primary source of liquidity is dividend payments it may receive from the Bank. At June 30, 2017, Bancorp 34, Inc. (on an unconsolidated basis) had liquid assets of $6.9 million held in deposit accounts at Bank 34.

The net proceeds from the “second-step” stock offering increased our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including funding loans.  Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, which will increase our net interest-earning assets and net interest income.  However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity has been adversely affected by the stock offering.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2017 and December 31, 2016, Bank 34 exceeded all regulatory capital requirements. Bank 34 is considered “well-capitalized” under regulatory guidelines.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Bancorp 34, Inc. (1)

3.2	Bylaws of Bancorp 34, Inc. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Bancorp 34, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Bancorp 34, Inc. (File No. 333-21182), originally filed with the Securities and Exchange Commission on June 3, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP 34, INC.

Date: July 31, 2017	/s/ Jill Gutierrez
Jill Gutierrez
Chief Executive Officer

Date: July 31, 2017	/s/ Jan R. Thiry
Jan R. Thiry
Executive Vice President and Chief Financial Officer

Page 38 of 38