Form 10-Q
period 2017-09-30
Bancorp 34, Inc.
filed 2017-11-14
CIK 1668340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

YES  X   NO      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  X    NO      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)
	Smaller reporting company	X
	Emerging growth company	X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES         NO   X

Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of November 13, 2017 were 3,443,922.

BANCORP 34, INC.

FORM 10-Q

BANCORP 34, INC.

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30, 2017	December 31, 2016

ASSETS
Cash and due from banks	$8,565,963	$4,766,344
Interest-bearing deposits with banks	26,330,000	11,645,000
Total cash and cash equivalents	34,895,963	16,411,344

Loans held for investment	269,124,145	243,905,382
Allowance for loan losses	(3,067,133)	(2,506,033)
Loans held for investment, net	266,057,012	241,399,349

Loans held for sale	10,479,140	14,221,163
Available-for-sale securities	26,715,509	31,499,132
Premises and equipment, net	10,024,544	10,113,470
Stock in financial institutions	3,808,861	3,575,061
Accrued interest receivable	834,887	790,085
Deferred income taxes, net	3,861,032	4,317,017
Bank owned life insurance	5,573,114	5,481,168
Core deposit intangible, net	233,765	282,932
Prepaid and other assets	712,097	776,477

TOTAL ASSETS	$363,195,924	$328,867,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$37,330,257	$36,426,382
Savings and NOW deposits	132,178,571	124,535,039
Time deposits	70,629,478	63,560,582
Total deposits	240,138,306	224,522,003

Federal Home Loan Bank advances	67,000,000	50,000,000
Escrows	391,509	315,175
Accrued interest and other liabilities	3,747,397	3,253,443
Total liabilities	311,277,212	278,090,621

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 authorized, 3,443,922 and 3,438,190 issued and outstanding, respectively	34,439	34,382
Additional paid-in capital	27,233,051	27,161,856
Retained earnings	26,652,084	25,700,007
Accumulated other comprehensive loss, net of income tax expense	(286,525)	(363,437)
Unearned employee stock ownership plan (ESOP) shares	(1,714,337)	(1,756,231)
Total stockholders’ equity	51,918,712	50,776,577

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$363,195,924	$328,867,198

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Interest income
Interest and fees on loans	$3,972,449	$3,333,737	$11,224,945	$9,469,550
Interest on securities	128,649	113,849	403,962	355,716
Interest on other interest-earning assets	42,151	24,345	142,507	63,524
Total interest income	4,143,249	3,471,931	11,771,414	9,888,790

Interest expense
Interest on deposits	423,373	368,437	1,190,324	1,098,207
Interest on borrowings	187,060	73,968	432,941	98,663
Total interest expense	610,433	442,405	1,623,265	1,196,870

Net interest income	3,532,816	3,029,526	10,148,149	8,691,920
Provision for loan losses	150,000	155,000	550,000	306,000

Net interest income after provision for loan losses	3,382,816	2,874,526	9,598,149	8,385,920

Noninterest income
Gain on sale of loans	3,557,724	3,241,642	8,066,795	7,525,079
Service charges and fees	102,657	89,847	277,833	282,965
Gain (Loss) on sale and impairments of other real estate	-	3,233	-	(89,779)
Bank owned life insurance income	43,642	43,676	129,818	129,989
Other	18,992	17,659	42,589	94,570
Total noninterest income	3,723,015	3,396,057	8,517,035	7,942,824

Noninterest expense
Salaries and benefits	3,702,578	3,636,894	10,552,327	9,467,031
Occupancy	538,956	469,075	1,449,574	1,373,718
Data processing fees	574,578	537,456	1,765,943	1,503,367
FDIC and other insurance expense	50,809	66,701	140,116	163,901
Professional fees	311,201	356,333	992,630	1,096,565
Advertising	107,089	65,318	350,444	180,520
Net other real estate expenses	-	347	80	3,651
Other	521,683	527,829	1,420,700	1,422,853
Total noninterest expense	5,806,894	5,659,953	16,671,814	15,211,606

Income before income taxes	1,298,937	610,629	1,443,370	1,117,138
Provision for income taxes	487,209	27,000	491,293	42,000

NET INCOME	811,728	583,629	952,077	1,075,138

Other comprehensive income
Change in unrealized gain on available-for-sale securities, net of income tax	32,810	(85,785)	76,912	220,312

COMPREHENSIVE INCOME	$844,538	$497,844	$1,028,989	$1,295,450

Income per common share:
Basic	$0.25	$0.17	$0.29	$0.32
Diluted	$0.25	$0.17	$0.29	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

				Accumulated
				Other
		Additional		Comprehensive		Unearned	Total
	Common	Paid-In	Retained	Income	Treasury	ESOP	Stockholders'
	Stock	Capital	Earnings	(Loss)	Stock	Shares	Equity

BALANCE, DECEMBER 31, 2015	$168,513	$9,713,894	$20,404,880	$(216,047)	$(139,332)	$(288,184)	$29,643,724

Net income	-	-	1,075,138	-	-	-	1,075,138
Change in unrealized value of available-for-sale securities	-	-	-	220,312	-	-	220,312
Amortization of ESOP award	-	9,342	-	-	-	37,228	46,570

BALANCE, SEPTEMBER 30, 2016	$168,513	$9,723,236	$21,480,018	$4,265	$(139,332)	$(250,956)	$30,985,744

BALANCE, DECEMBER 31, 2016	$34,382	$27,161,856	$25,700,007	$(363,437)	$-	$(1,756,231)	$50,776,577

Net income	-	-	952,077	-	-	-	952,077
Change in unrealized value of available-for-sale securities	-	-	-	76,912	-	-	76,912
Stock option exercise	57	55,257	-	-	-	-	55,314
Amortization of ESOP award	-	15,938	-	-	-	41,894	57,832
BALANCE, SEPTEMBER 30, 2017	$34,439	$27,233,051	$26,652,084	$(286,525)	$-	$(1,714,337)	$51,918,712

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$952,077	$1,075,138
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	504,538	462,236
Stock dividend on financial institution stock	(36,600)	(10,614)
Loss on sale and impairments of other real estate	-	89,779
Amortization of premiums and discounts on securities, net	317,530	415,573
ESOP expense	57,832	46,570
Amortization of core deposit intangible	49,167	63,048
Gain on sale of loans	(8,066,795)	(7,525,079)
Proceeds from sale of loans held for sale	199,313,427	200,814,873
Funding of loans held for sale	(184,451,594)	(203,873,331)
Provision for loan losses	550,000	306,000
Net increase in bank-owned life insurance	(91,946)	(94,448)
Deferred income tax expense	529,855	-
Changes in operating assets and liabilities:
Accrued interest receivable	(44,802)	(82,617)
Prepaid and other assets	(56,323)	(3,799,456)
Accrued interest and other liabilities	493,954	687,933
Net cash used for operating activities	10,020,320	(11,424,395)

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	4,589,838	4,978,150
Purchases of available-for-sale securities	-	(8,456,771)
Net change in loans held for investment	(28,260,678)	(35,564,164)
Purchases of premises and equipment	(415,613)	(266,317)
Purchase of stock in financial institutions	(197,200)	(1,970,800)
Net proceeds from sales of other real estate	-	411,778
Net cash used for investing activities	(24,283,653)	(40,868,124)

Cash flows from financing activities
Net change in deposits	15,616,303	18,609,572
Net change in escrows	76,335	206,572
Net change in Federal Home Loan Bank advances	17,000,000	36,000,000
Stock option exercise	55,314	-
Net cash provided by financing activities	32,747,952	54,816,144

Net increase in cash and cash equivalents	18,484,619	2,523,625

Cash and cash equivalents, beginning of period	16,411,344	19,824,864

Cash and cash equivalents, end of period	$34,895,963	$22,348,490

Supplemental disclosures:
Interest on deposits and advances paid	$1,341,890	$1,240,123
Income taxes paid	$48,200	$42,000
Noncash investing and financing activities:
Transfers of loans to other real estate	$-	$195,558

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Bancorp 34, Inc. (“Bancorp 34” or the “Company”) is a Maryland corporation organized in 2016 to be the successor to Alamogordo Financial Corp. (“AFC”), a savings and loan holding company, upon completion of the second-step conversion of Bank 34 (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. AF Mutual Holding Company (the “MHC”) was the former mutual holding company for AFC prior to completion of the second-step conversion.  In conjunction with the second-step conversion, both the MHC and AFC ceased to exist.  The second-step conversion was completed on October 11, 2016 at which time Bancorp 34 sold 1,879,484 shares of its common stock (including 150,358 shares purchased by the Bank’s employee stock ownership plan) at $10.00 per share for gross proceeds of approximately $18.8 million. Expenses related to the stock offering totaled $1.3 million and were netted against proceeds. As part of the second-step conversion, each of the outstanding shares of common stock of AFC held by persons other than the MHC were converted into 2.0473 shares of Bancorp 34 common stock with cash paid in lieu of fractional shares.  As a result, a total of 1,558,706 shares were issued to persons previously owning AFC shares in the second-step conversion.  After the conversion and stock offering 3,438,190 shares of Bancorp 34 common stock were outstanding.

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

The Bank provides a variety of banking services to individuals and businesses through its full-service branches in Alamogordo and Las Cruces, New Mexico, and Scottsdale and Peoria, Arizona. The Bank also operates nine loan production offices in El Paso, Texas, Phoenix, Tubac and Yuma, Arizona, Albuquerque, New Mexico, Lynnwood and Puyallup, Washington, and Medford and Portland, Oregon. The loan production offices in Lynnwood and Puyallup, Washington, Medford, Oregon, and Tubac, Arizona were opened in 2016. The loan production offices in Portland, Oregon and Yuma, Arizona were opened in 2017.

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

Basis of Presentation – The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (GAAP). In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations at the dates and for the periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations for the full fiscal year or for any other period. This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Basis of Consolidation – The consolidated financial statements include the accounts of Bancorp 34 and the Bank. All significant intercompany accounts and transactions have been eliminated.

Reclassifications – Certain reclassifications have been made to prior period’s financial information to conform to the current period presentation. There was no impact on stockholder’s equity or net income resulting from these reclassifications.

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

Derivative Financial Instruments - All contracts that satisfy the definition of a derivative are recorded at fair value in other assets and other liabilities in the consolidated balance sheets. We record the derivatives on a net basis when a right of offset exists, based on transactions with a single counterparty that are subject to a legally enforceable master netting agreement. For additional information on derivative financial instruments, see Note 8 - "Derivative Financial Instruments."

 Summary of Recent Accounting Pronouncements:

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-4 “Revenue from Contracts with Customers – Deferral of the Effective Date” deferred the effective date of ASU 2014-09 by one year and as a result, the new standard will be effective the first quarter of 2018. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company does not expect adoption of ASU 2014-09 will have a material impact on our consolidated financial statements and disclosures. We plan to adopt the revenue recognition guidance in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if management deems such adjustment significant. Our implementation efforts to date include identification of revenue streams within the scope of the guidance.

Financial Instruments - In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)." The amendment has a number of provisions including the requirements that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, a separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans receivables), and eliminating the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendment is effective for annual and interim reporting periods beginning after December 15, 2017 and is not expected to have a significant impact to the Company’s consolidated financial statements.

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

Credit Losses - In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to create credit loss estimates. The new guidance is effective for public companies that are U.S. Securities and Exchange Commission filers for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. For all other public companies, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other companies, including emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The guidance is required to be applied by the modified retrospective approach. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.

Premium on Callable Debt - In March 2017, the FASB issued ASU No. 2017-08, "Receivables–Nonrefundable Fees and Other Costs (Subtopic 310-20)" to shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Currently, entities generally amortize the premium as a yield adjustment over the contractual life of the security. The guidance does not change the accounting for callable debt securities held at a discount. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including in an interim period. The Company is evaluating the potential impact of the amendment on the Company’s consolidated financial statements.

Share-Based Payment Modification - In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Subtopic 718): Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as either an equity or liability instrument. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We did not early adopt ASU 2017-09. The guidance requires companies to apply the requirements prospectively to awards modified on or after the adoption date. ASU 2017-09 is not expected to have a significant impact on our consolidated financial statements.

NOTE 2 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities have been classified in the consolidated balance sheets according to management’s intent at September 30, 2017 and December 31, 2016. The carrying amount of such securities and their approximate fair values were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2017
Available-for-sale securities
Mortgage-backed securities	$23,277,441	$24,527	$(307,542)	$22,994,426
U.S. Government agencies	2,083,027	2,040	(53,815)	2,031,252
Municipal obligations	1,683,180	6,651	-	1,689,831

Total	$27,043,648	$33,218	$(361,357)	$26,715,509

December 31, 2016
Available-for-sale securities
Mortgage-backed securities	$27,524,834	$45,866	$(442,303)	$27,128,397
U.S. Government agencies	2,588,843	-	(63,107)	2,525,736
Municipal obligations	1,837,337	7,823	(161)	1,844,999

Total	$31,951,014	$53,689	$(505,571)	$31,499,132

There were no sales of available-for-sale securities during the nine months ended September 30, 2017 or 2016.

Amortized cost and fair value of securities by contractual maturity as of September 30, 2017 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at September 30, 2017 were as follows:

	September 30, 2017
	Amortized	Fair
	Cost	Value

Due in one year or less	$1,594,256	$1,602,511
Due after one to five years	22,206,122	21,906,863
Due after five to ten years	3,243,270	3,206,135
Due after ten years	-	-

Total	$27,043,648	$26,715,509

At September 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At September 30, 2017 and December 31, 2016, mortgage-backed securities included collateralized mortgage obligations of $8.5 million and $9.5 million, respectively, which are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position.

	September 30, 2017
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$11,168,062	$(108,806)	$10,059,582	$(198,736)	$21,227,644	$(307,542)
U.S. Government agencies	650,912	(16,428)	965,531	(37,387)	1,616,443	(53,815)

Total temporarily impaired securities	$11,818,974	$(125,234)	$11,025,113	$(236,123)	$22,844,087	$(361,357)

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$17,377,335	$(337,092)	$5,351,384	$(105,211)	$22,728,719	$(442,303)
U.S. Government agencies	2,525,737	(63,107)	-	-	2,525,737	(63,107)
Municipal obligations	20,054	(161)	-	-	20,054	(161)

Total temporarily impaired securities	$19,923,126	$(400,360)	$5,351,384	$(105,211)	$25,274,510	$(505,571)

At September 30, 2017, all of the government agency and mortgage-backed securities held by the Company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2017 or December 31, 2016.

Loans and securities carried at approximately $137.3 million at September 30, 2017 were pledged to secure Federal Home Loan Bank (“FHLB”) advances. In addition, securities carried at approximately $4.7 million at September 30, 2017 were pledged to secure public deposits.

NOTE 3 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$220,427,379	81.6%	$195,814,205	80.0%
One- to four-family residential real estate	30,135,267	11.2%	29,976,625	12.2%
Commercial and industrial	14,593,471	5.4%	9,876,020	4.0%
Consumer and other	5,105,251	1.8%	9,191,249	3.8%
Total gross loans	270,261,368	100.0%	244,858,099	100.0%
Unamortized loan fees	(1,137,223)		(952,717)
Loans held for investment	269,124,145		243,905,382
Allowance for loan losses	(3,067,133)		(2,506,033)
Loans held for investment, net	$266,057,012		$241,399,349

At September 30, 2017 and December 31, 2016 commercial real estate loans include construction loans of $14.0 million and $7.9 million, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,924,782	555,277	559,926	27,148	3,067,133

Total	$1,924,782	$555,277	$559,926	$27,148	$3,06,7133

Gross loans
Ending balance: individually evaluated for impairment	$6,648,908	$1,658,571	$2,047,212	$177,458	$10,532,149
Ending balance: collectively evaluated for impairment	213,778,471	28,476,696	12,546,259	4,927,793	259,729,219
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-
Total	$220,427,379	$30,135,267	$14,593,471	$5,105,251	$270,261,368

	As of December 31, 2016
	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,688,448	617,912	147,371	52,302	2,506,033

Total	$1,688,448	$617,912	$147,371	$52,302	$2,506,033

Gross loans
Ending balance: individually evaluated for impairment	$3,441,874	$1,744,062	$801,078	$194,068	$6,181,082
Ending balance: collectively evaluated for impairment	192,372,331	28,232,563	9,074,942	8,997,181	238,677,017
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-
Total	$195,814,205	$29,976,625	$9,876,020	$9,191,249	$244,858,099

The following is a summary of activities for the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Beginning balance	$2,919,733	$2,152,565	$2,506,033	$1,894,196

Provision for loan losses	150,000	155,000	550,000	306,000

Charge-offs:
Commercial real estate	-	-	-	-
One- to four-family residential real estate	(8,850)	(107,385)	(8,850)	(118,141)
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
Total charge-offs	(8,850)	(107,385)	(8,850)	(118,141)

Recoveries:
Commercial real estate	-	-	1,200	116,125
One- to four-family residential real estate	6,250	-	18,750	2,000
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
Total recoveries	6,250	-	19,950	118,125
Net (charge-offs) recoveries	(2,600)	(107,385)	11,100	(16)

Ending balance	$3,067,133	$2,200,180	$3,067,133	$2,200,180

Nonperforming Assets – The following tables present an aging analysis of the recorded investment of past due loans as of September 30, 2017 and December 31, 2016. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, loans past due 90 days or more no longer accrue interest.

	Past Due						Total
			90 Days				Financing
	30 - 59 Days	60 - 89 Days	or More		Total	Current	Receivables

September 30, 2017
Commercial real estate	$-	$3,026,297	$550,000		$3,576,297	$216,851,082	$220,427,379
One- to four-family residential real estate	-	236,374	405,916		642,290	29,492,977	30,135,267
Commercial and industrial	-	-	1,568,908		1,568,908	13,024,563	14,593,471
Consumer and other	-	-		-	-	5,105,251	5,105,251

Totals	$-	$3,262,671	$2,524,824		$5,787,495	$264,473,873	$270,261,368

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

December 31, 2016
Commercial real estate	$550,000	$-	$-	$550,000	$195,264,205	$195,814,205
One- to four-family residential real estate	108,080	501,316	68,906	678,302	29,298,323	29,976,625
Commercial and industrial	1,139,634	-	461,021	1,600,655	8,275,365	9,876,020
Consumer and other	-	-	-	-	9,191,249	9,191,249

Totals	$1,797,714	$501,316	$529,927	$2,828,957	$242,029,142	$244,858,099

At December 31, 2016 there were two large commercial real estate loans in nonaccrual status due to deteriorating financial positions and cash flows that were not past due.  They became past due in 2017 and remain past due as of September 30, 2017.

The following table sets forth nonperforming assets at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016

Nonaccrual loans
Commercial real estate	$3,576,297	$3,718,686
One- to four-family residential real estate	657,421	648,880
Commercial and industrial	1,568,908	1,600,655
Consumer and other	-	-
Total nonaccrual loans	5,802,626	5,968,221

Other real estate (ORE)	-	-

Total nonperforming assets	$5,802,626	$5,968,221

Nonperforming assets to gross loans held for investment and ORE	2.15%	2.44%
Nonperforming assets to total assets	1.60%	1.81%

Credit Quality Indicators – The following table represents the credit exposure by internally assigned grades at September 30, 2017 and December 31, 2016. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

	As of September 30, 2017
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$213,778,471	$28,476,696	$12,546,259	$4,927,793	$259,729,219
Special mention	914,163	-	-	-	914,163
Substandard	5,184,745	1,642,573	1,753,014	177,458	8,757,790
Doubtful	550,000	15,998	294,198	-	860,196
Loss	-	-	-	-	-

Totals	$220,427,379	$30,135,267	$14,593,471	$5,105,251	$270,261,368

	As of December 31, 2016
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$187,069,284	$28,232,563	$7,697,960	$8,997,181	$231,996,988
Special mention	523,207	65,457	267,327	-	855,991
Substandard	8,221,714	1,678,605	1,614,733	194,068	11,709,120
Doubtful	-	-	296,000	-	296,000
Loss	-	-	-	-	-

Totals	$195,814,205	$29,976,625	$9,876,020	$9,191,249	$244,858,099

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

	As of September 30, 2017
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$3,576,297	$3,576,297	$-	$3,627,001
One- to four-family residential real estate	657,421	657,421	-	665,003
Commercial and industrial	1,568,908	1,568,908	-	1,591,938
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$3,576,297	$3,576,297	$-	$3,627,001
One- to four-family residential real estate	657,421	657,421	-	665,003
Commercial and industrial	1,568,908	1,568,908	-	1,591,938
Consumer and other	-	-	-	-

	As of December 31, 2016
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$3,718,686	$3,718,686	$-	$1,385,277
One- to four-family residential real estate	648,880	648,880	-	656,495
Commercial and industrial	1,600,655	1,600,655	-	1,075,536
Consumer and other	-	-	-	-

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$3,718,686	$3,718,686	$-	$1,385,277
One- to four-family residential real estate	648,880	648,880	-	656,495
Commercial and industrial	1,600,655	1,600,655	-	1,075,536
Consumer and other	-	-	-	-

During the nine months ended September 30, 2017 interest income in the amount of $2,700 was recognized on nonaccrual loans, and during the nine months ended September 30, 2016, no interest income was recognized on these loans as interest collected was credited to loan principal.

Certain loans within the Company’s loan and ORE portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at September 30, 2017 and December 31, 2016.

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

There were no troubled debt restructurings as of September 30, 2017 or December 31, 2016.

In the normal course of business, the Company may modify a loan for a credit-worthy borrower where the modified loan is not considered a troubled debt restructuring. In these cases, the modified terms are consistent with loan terms available to credit-worthy borrowers and within normal loan pricing. The modifications to such loans are done according to existing underwriting standards which include review of historical financial statements, including current interim information if available, an analysis of the causes of the borrower’s decline in performance, and projections intended to assess repayment ability going forward.

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk are as follows as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016

Commitments to originate and sell mortgage loans	$27,343,176	$27,206,868
Commitments to extend credit	34,312,331	27,430,757
Unused lines of credit	11,596,085	8,662,628
Standby letters of credit	125,000	-
Totals
	$73,376,592	$63,300,253

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. There was one standby letters of credit at September 30, 2017 and none as of December 31, 2016.

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

Additionally, the Basel III Capital Rules require that we maintain a capital conservation buffer with respect to each of the CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. The capital conservation buffer is subject to a three-year phase-in period that began on January 1, 2016 and will be fully phased in on January 1, 2019 at 2.5%. The required phase-in capital conservation buffer during 2017 is 1.25% and was 0.625% during 2016. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of September 30, 2017 and December 31, 2016, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

As of September 30, 2017, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2017:

Total Capital (to Risk-Weighted Assets)	$44,587	16.93%	$21,069	>8.00%	$26,336	>10.00%

Tier I Capital (to Risk-Weighted Assets)	$41,360	15.70%	$15,806	>6.00%	$21,075	>8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$41,360	15.70%	$11,855	>4.50%	$17,124	>6.50%

Tier I Capital (to Average Assets)	$41,360	11.95%	$13,844	>4.00%	$17,305	>5.00%

As of December 31, 2016:

Total Capital (to Risk-Weighted Assets)	$42,265	18.14%	$18,644	>8.00%	$23,305	>10.00%

Tier I Capital (to Risk-Weighted Assets)	$39,681	17.03%	$13,983	>6.00%	$18,644	>8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$39,681	17.03%	$10,487	>4.50%	$15,148	>6.50%

Tier I Capital (to Average Assets)	$39,681	11.91%	$13,331	>4.00%	$16,664	>5.00%

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at September 30, 2017 and December 31, 2016.

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

Loans Held for Sale – The fair value of loans held for sale is based on quoted or contractual market prices from active investors. Quotes are updated daily and represent prices at which loans may be exchanged in bulk bids in a liquid market.

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

Derivative Financial Instruments - The estimated fair value of interest rate lock commitments is based on the value of the underlying mortgage loan, quoted MBS prices and an estimate of the probability that the mortgage loan will fund within the terms of the interest rate lock commitment, net of commission and other marginal direct expenses. The Company estimates the fair value of forward sales commitments based on quoted MBS prices, which are considered Level 2. With respect to its interest rate lock commitments ("IRLCs"), management determined that a Level 3 classification was most appropriate based on the various significant unobservable inputs utilized in estimating the fair value of its IRLCs. Changes in fair value of the Company's derivative financial instruments are recognized through "Gain on sale of loans" on its consolidated statements of operations.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

September 30, 2017
Recurring basis
Mortgage-backed securities	$-	$22,994,426	$-	$22,994,426
U.S. Government agencies	-	2,031,252	-	2,031,252
Municipal obligations	-	1,689,831	-	1,689,83
Derivative assets (IRLC's)	-	-	235,401	235,401
Derivative assets (MBS forward trades)	-	21,016	-	21,016
Nonrecurring basis
Loans held for sale	-	10,479,140	-	10,479,140
Impaired loans	-	-	5,802,626	5,802,626

Totals	$-	$37,215,665	$6,038,027	$43,253,692

December 31, 2016
Recurring basis
Mortgage-backed securities	$-	$27,128,396	$-	$27,128,396
U.S. Government agencies	-	2,525,737	-	2,525,737
Municipal obligations	-	1,844,999	-	1,844,999
Nonrecurring basis
Loans held for sale	-	14,221,163	-	14,221,163
Impaired loans	-	-	5,968,221	5,968,221

Totals	$-	$45,720,295	$5,968,221	$51,688,516

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

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016.

			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
At September 30, 2017
Financial assets:
Cash and due from banks	$8,566	$8,566	$8,566	$-	$-
Interest-bearing deposits with banks	26,330	26,330	26,330	-	-
Available-for-sale securities	26,716	26,716	-	26,716	-
Loans held for sale	10,479	10,479	-	10,479	-
Loans held for investment, net	266,057	266,301	-	-	266,301
Stock in financial institutions	3,809	3,809	-	3,809	-
Derivative assets (IRLC's)	235,401	235,401	-	-	235,401
Derivative assets (MBS forward trades)	21,016	21,016	-	21,016	-

Financial liabilities:
Demand deposits, savings and NOW deposits	169,509	162,458	162,458	-	-
Time deposits	70,629	70,426	-	70,426	-
Federal Home Loan Bank advances	67,000	66,968	-	66,968	-

At December 31, 2016
Financial assets:
Cash and due from banks	$4,766	$4,766	$4,766	$-	$-
Interest-bearing deposits with banks	11,645	11,645	11,645	-	-
Available-for-sale securities	31,499	31,499	-	31,499	-
Loans held for sale	14,221	14,221	-	14,221	-
Loans held for investment, net	241,399	241,440	-	-	241,440
Stock in financial institutions	3,575	3,575	-	3,575	-

Financial liabilities:
Demand deposits, savings and NOW deposits	160,961	156,529	156,529	-	-
Time deposits	63,561	63,588	-	63,588	-
Federal Home Loan Bank advances	50,000	50,176	-	50,176	-

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

NOTE 7 – EARNINGS PER SHARE

Earnings Per Share – Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding. Diluted earnings per share have been calculated using the weighted average number of shares outstanding plus common stock equivalents computed under the treasury stock method. For earning per share computations, unallocated ESOP shares are treated like treasury shares and not considered outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$811,728	$583,629	$952,077	$1,075,138

Weighted-average shares outstanding:
Basic	3,256,303	3,402,828	3,256,303	3,402,828
Diluted	3,265,521	3,406,468	3,265,032	3,403,904

Earnings per share:
Basic	$0.25	$0.17	$0.29	$0.32
Diluted	$0.25	$0.17	$0.29	$0.32

Shares outstanding and basic and diluted income per common share in the above table for all periods prior to October 2016 have been restated at the second step-conversion exchange rate of 2.0473 to one.

NOTE 8 - Derivative Financial Instruments

In September 2017 the Company began originating and selling mortgage loans under mandatory delivery sales commitments in an effort to realize greater sales gains and entering into fixed-rate MBS forward commitments to mitigate the resulting pipeline interest rate risk. Although the MBS forward sales commitments serve as financial interest rate hedges, the Company does not designate any of its derivative financial instruments as hedges for accounting purposes. Outstanding derivative financial instrument assets at September 30, 2017 include $235,000 in interest rate lock commitments and $21,000 in derivative hedge instruments. Net gains recognized by the Company on its derivative financial instruments, which are included in "Gain on sale of loans" on its consolidated statements of operations for the three and nine months ended September 30, 2017 were $260,000, including $235,000 from interest rate lock commitments and $24,000 from MBS forward trades. The notional amount of open MBS forward trades at September 30, 2017 was $12.2 million.

The Company has exposure to credit loss in the event of contractual non-performance by its trading counterparties and counterparties to the over-the-counter derivative financial instruments that the Company uses in its interest rate risk management activities. The Company manages this credit risk by selecting only top-tier national investment firms the Company believes to be financially strong, spreading the credit risk among at least three such broker/dealer counterparties and by entering into netting agreements with the counterparties, as appropriate. The Company has entered into agreements with three derivative counterparties, a portion of which include netting arrangements whereby the counterparties are entitled to settle their positions on a net basis. However, with respect to this portion of its derivatives, the Company presents such amounts on a gross basis in its financial statements. In certain circumstances, the Company may be required to provide certain derivative counterparties collateral against derivative financial instruments. As of September 30, 2017, these counterparties did not hold any of the Company’s cash or cash equivalents in margin accounts as collateral (which would be classified as "Restricted cash" on the Company's consolidated balance sheets). The Company was in a $24,000 net credit/gain position to those counterparties at September 30, 2017. The Company has never incurred credit losses due to non-performance of its counterparties.

NOTE 9 – SUBSEQUENT EVENT

Subsequent events have been evaluated through the date these consolidated financial statements were issued.

Stock Repurchase Program - On October 26, 2017, the Company announced that is has adopted a stock repurchase program for up to approximately 5% of its outstanding common stock, or 171,910 shares of its common stock.  This is Bancorp 34's first stock repurchase program since completing its mutual-to-stock conversion and related stock offering in October 2016.  Repurchases may be made no sooner than the termination of Bancorp 34's regular quarterly trading blackout after Bancorp 34 publicly releases its results of operations for the fiscal quarter ended September 30, 2017, and consistent with Bancorp 34's trading policies.  Shares may be repurchased in open market or private transactions, through block trades, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  The repurchase program has no expiration date.  Repurchases will be made at management's discretion at prices management considers to be attractive and in the best interests of both Bancorp 34 and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and Bancorp 34's financial performance.  Open market purchases will be subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements. The timing and amount of share repurchases under this authorization may be suspended, terminated or modified by Bancorp 34 at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. Bancorp 34 is not obligated to repurchase any particular number of shares or any shares in any specific time period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition at September 30, 2017 and December 31, 2016 and results of operations for the three and nine months ended September 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” "tend," “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions.

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

●

Level 1 – Quoted prices in active markets for identical assets or liabilities; includes certain U.S. Treasury and other U.S. Government agency debt that is highly liquid and actively traded in over-the-counter markets.

●

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●

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

	Three Months Ended September 30,
	2017			2016
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$285,425	$3,972	5.52%	$236,806	$3,334	5.60%
Interest-earning deposits	7,858	28	1.41%	17,833	22	0.49%
Securities	27,943	129	1.83%	33,268	114	1.36%
Federal Home Loan Bank stock	3,203	14	1.73%	2,373	2	0.34%
Other	383	-	0.00%	383	-	0.00%
Total interest-earning assets	324,812	4,143	5.06%	290,663	3,472	4.75%
Noninterest-earning assets	23,568			19,461
Total assets	$348,380			$310,124

Interest-bearing liabilities:
Checking, money market and savings accounts	$129,785	270	0.83%	$129,742	233	0.71%
Time deposits	63,061	153	0.96%	63,985	135	0.84%
Total deposits	192,846	423	0.87%	193,727	368	0.76%
Advances from FHLB of Dallas	63,554	187	1.16%	49,882	74	0.59%
Total interest-bearing liabilities	256,400	610	0.94%	243,609	442	0.72%
Non-interest bearing deposits	36,209			32,378
Non-interest bearing liabilities	3,747			2,992
Total liabilities	296,356			278,979
Stockholders' equity	52,024			31,145
Total liabilities and stockholders' equity	$348,380			$310,124

Net interest income		$3,533			$3,030
Net interest rate spread (2)			4.12%			4.03%
Net interest-earning assets (3)	$68,412			$47,054

Net interest margin (4)			4.32%			4.15%
Average interest-earning assets to average interest-bearing liabilities			126.68%			119.32%

(1)	Yield/rate for the three-month periods have been annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

	Nine Months Ended September 30,
	2017			2016
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$270,560	$11,224	5.55%	$219,646	$9,470	5.76%
Interest-earning deposits	11,613	90	1.04%	12,993	48	0.49%
Securities	29,523	404	1.83%	30,330	356	1.57%
Federal Home Loan Bank stock	3,260	37	1.52%	1,573	7	0.59%
Other	383	16	5.59%	383	8	2.79%
Total interest-earning assets	315,339	11,771	4.99%	264,925	9,889	4.99%
Noninterest-earning assets	22,333			19,446
Total assets	$337,672			$284,371

Interest-bearing liabilities:
Checking, money market and savings accounts	$127,217	760	0.80%	$123,524	$673	0.73%
Time deposits	62,212	430	0.92%	68,555	425	0.83%
Total deposits	189,429	1,190	0.84%	192,079	1,098	0.76%
Advances from FHLB of Dallas	56,564	433	1.02%	23,670	99	0.56%
Total interest-bearing liabilities	245,993	1,623	0.88%	215,749	1,197	0.74%
Non-interest bearing deposits	36,758			35,253
Non-interest bearing liabilities	3,358			2,721
Total liabilities	286,109			253,723
Stockholders' equity	51,563			30,648
Total liabilities and stockholders' equity	$337,672			$284,371

Net interest income		$10,148			$8,692
Net interest rate spread (2)			4.11%			4.24%
Net interest-earning assets (3)	$69,346			$49,176

Net interest margin (4)			4.30%			4.38%
Average interest-earning assets to average interest-bearing liabilities			128.19%			122.79%

(1)	Yield/rate for the nine-month periods have been annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Cash and cash equivalents increased $18.5 million, or 112.6%, to $34.9 million at September 30, 2017 from $16.4 million at December 31, 2016. The increase is due to retaining enough funds to pay off a $25.0 million FHLB advance that matures in October.

Loans held for investment increased $25.2 million, or 10.3%, to $269.1 million at September 30, 2017 from $243.9 million at December 31, 2016, due to organic growth. The increase was primarily due to an increase in commercial real estate loans, which increased $24.6 million, or 12.6%, to $220.4 million at September 30, 2017 from $195.8 million at December 31, 2016. During the nine months ended September 30, 2017, commercial real estate loans increased to 81.6% of the gross loan portfolio from 80.0%, while one- to four-family residential real estate loans decreased to 11.2% of the portfolio from 12.2%. The residential mortgage loan portfolio experienced natural run-off as the Bank continued to focus on the secondary mortgage lending program whereby new loans are originated and sold for fee income as opposed to being held in the portfolio.

Loans held for sale at September 30, 2017 and December 31, 2016 totaled $10.5 million and $14.2 million, respectively, consisting entirely of residential mortgage loans. We currently sell a significant majority of our residential mortgage loans in the secondary market. The balances at any date vary based upon the timing and volume of loan originations and sales.

Available for sale securities decreased $4.8 million, or 15.2%, from $31.5 million to $26.7 million during the nine months ended September 30, 2017, due to normal payments in the portfolio.

Total deposits increased $15.6 million, or 7.0%, to $240.1 million at September 30, 2017 from $224.5 million at December 31, 2016. The increase included a $904,000, or 2.5% increase in non-interest bearing demand accounts, $7.6 million, or 6.1%, increase in savings and NOW deposits, and $7.1 million, or 11.1%, increase in time deposits. The increase in time deposits includes $10.0 million in brokered deposits originated in late September 2017 with $5.0 million at a rate of 1.75% maturing in 18 months and $5.0 million at a rate of 1.90% maturing in 30 months.

Borrowings, consisting solely of FHLB advances, increased $17.0 million, or 34.0%, to $67.0 million at September 30, 2017 from $50.0 million at December 31, 2016.

Total stockholders’ equity increased $1.1 million or 2.2%, to $51.9 million at September 30, 2017 from $50.8 million at December 31, 2016. The growth was due primarily to net income for the nine-month period of $952,000.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General. Net income was $812,000 for the three months ended September 30, 2017 and $228,000, or 39.1%, more than net income of $584,000 for the three months ended September 30, 2016. Pre-tax income was $1.3 million for the three months ended September 30, 2017 and $611,000 for the three months ended September 30, 2016. The provision for income taxes for the three months ended September 30, 2017 was $487,000 compared to $27,000 for the similar period in 2016. In 2016 we carried a 100% valuation reserve against our net deferred tax assets and had net operating loss carryforwards available to offset current tax liabilities.

Interest Income. Interest income increased $671,000, or 19.3%, to $4.1 million for the three months ended September 30, 2017 from $3.5 million for the three months ended September 30, 2016. The increase was due to a $34.1 million, or 11.7%, increase in average interest-earning assets and an improvement in asset mix as loans, our highest yielding assets, increased to 87.9% of average interest-earning assets from 81.5% of average interest-earning assets. The yield on average interest-earning assets increased 31 basis points to 5.06% for the three months ended September 30, 2017 from 4.75% for the three months ended September 30, 2016. Interest and fees on loans increased $638,000, or 19.1%, to $4.0 million for the three months ended September 30, 2017, from $3.3 million for the three months ended September 30, 2016. Interest and fees on loans increased due primarily to a $48.6 million, or 20.5%, increase in average loan balances, due to organic growth, partially offset by an eight basis point decrease in yield. The average balance of securities decreased $5.3 million to $27.9 million for the three months ended September 30, 2017, compared to $33.3 million for the three months ended September 30, 2016, and the average yield increased from 1.36% to 1.83% for the three months ended September 30, 2016 and 2017, respectively.

Interest Expense. Interest expense increased $168,000, or 38.0%, to $610,000 for the three months ended September 30, 2017 from $442,000 for the three months ended September 30, 2016. The increase was the result of an increase in interest expense on borrowings, which increased $113,000 to $187,000 for the three months ended September 30, 2017 from $74,000 for the three months ended September 30, 2016. Average interest-bearing deposits for the three months ended September 30, 2017 were $192.8 million, representing an $881,000, or 0.5%, decrease compared to average interest-bearing deposits of $193.7 million for the three months ended September 30, 2016. The average rate paid on interest-bearing deposits was 0.87% for the three months ended September 30, 2017 compared to 0.76% for the similar 2016 period.

The $113,000 increase in interest expense on borrowings was due to a $13.7 million increase in average balances and a 57 basis point increase in average rates paid. Borrowings were primarily used to fund loans held for sale in the first six months of 2016. Beginning in the third quarter of 2016 we also began to borrow to fund portfolio loan growth. The 57 basis point increase in average rates paid on FHLB borrowings was partially due to gradual Federal Funds target rate increases affecting our short-term borrowings and the addition of two longer term FHLB advances later in 2016. The first Federal Funds rate increase since 2008 was a 25 basis point increase announced in mid-December 2015. Short term borrowing rates continued to gradually increase after that date with 25 basis point increases in December 2016 and March and June 2017. In the second half of 2016 we added $20.0 million in long-term borrowings consisting of $10.0 million in two-year and $10.0 million in four-year fixed rate advances, averaging 1.11%, to lock in those rates in anticipation of further market rate increases.

Interest paid on checking, money market and savings accounts increased $37,000, or 18.5%, to $270,000 for the three months ended September 30, 2017 from $233,000 for the three months ended September 30, 2016. The average rate we paid on such deposit accounts increased 12 basis points to 0.83% for the three months ended September 30, 2017 from 0.71% for the three months ended September 30, 2016 and the average balance increased $43,000 or 0.03%, to $129.8 million for the three months ended September 30, 2017 from $129.7 million for the three months ended September 30, 2016. The average rates we pay on these accounts is considerably higher in our Arizona market.

Interest on time deposits increased $18,000 to $153,000 for the three months ended September 30, 2017 from $135,000 for the three months ended September 30, 2016. The increase in expense was primarily due to a 12 basis point increase in the average rate paid on time deposits to 0.96% for the three months ended September 30, 2017 from 0.84% for the three months ended September 30, 2016, partially offset by the effect of a $924,000, or 1.4%, decrease in average balances.

Net Interest Income. Net interest income increased $503,000, or 16.6%, to $3.5 million for the three months ended September 30, 2017 from $3.0 million for the three months ended September 30, 2016, as a result of an increase in the balance of net interest-earning assets and a nine basis point increase in net interest rate spread. Our average net interest-earning assets increased by $21.4 million, or 45.4%, to $68.4 million for the three months ended September 30, 2017 from $47.1 million for the three months ended September 30, 2016, due primarily to organic growth. Our net interest rate spread increased by nine basis points to 4.12% for the three months ended September 30, 2017 from 4.03% for the three months ended September 30, 2016. Our cost of borrowings increased to 1.16% for the quarter ended September 30, 2017 from 0.59% for the quarter ended September 30, 2016 due to the increase in short-term interest rates following the 25 basis point increases in the target Federal Funds rate in December 2016, March 2017, and June 2017.

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

See “Asset Quality - Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we recorded a provision for loan losses of $150,000 for the three months ended September 30, 2017, compared to $155,000 for the three months ended September 30, 2016. In the three months ended September 30, 2017, the allowance for loan losses grew $147,000 or 5.0%, and gross loans held for investment grew $4.5 million, or 1.7%.

To the best of our knowledge, at September 30, 2017 we have recorded all loan losses that are both probable and reasonable to estimate as of September 30, 2017.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about the recoverability of our loan balances based upon information available to it at the time of its examination.

Noninterest Income. Noninterest income increased $327,000, or 9.6%, to $3.7 million for the three months ending September 30, 2017 compared to $3.4 million for the three months ended 2016.

Gain on sale of loans increased $316,000, or 9.8%, to $3.6 million for the three months ended September 30, 2017 from $3.2 million for the three months ended September 30, 2016.

During the three months ended September 30, 2017, we sold $72.7 million of mortgage loans and recognized gains of $3.5 million compared to $79.1 million of mortgage loan sales during the three months ended September 30, 2016 for gains of $2.9 million. Mortgage sales gain premiums vary from period to period based upon the mix of government Federal Housing Administration (FHA) and Veterans Administration (VA) loans to conventional loans, geographic markets and market interest rates, specifically 10-year U.S. Treasury rates. Sales gains include fair value adjustments for interest rate lock commitments and loans held for sale. In September 2017 we began originating and selling mortgage loans under mandatory delivery sales commitments in an effort to realize greater sales gains, since loan sales under mandatory delivery contracts generally realize greater prices than loans sold under best efforts agreements. We also began entering into counterparty trades with similar notional amounts designed to react inversely to market interest rate movements to reduce our interest rate risk on mandatory delivery loans. The implementation of those activities represented $668,000 of the gain on sale of loans for the three months ended September 30, 2017.

During the three months ended September 30, 2017, we sold $491,000 of SBA loans for a gain of $31,000, compared to $3.2 million of SBA loan sales during the three months ended September 30, 2016 for gains of $62,000.

Noninterest Expense. Noninterest expense increased $147,000, or 2.6%, to $5.8 million for the three months ended September 30, 2017 from $5.7 million for the three months ended September 30, 2016 due primarily to an increase in salaries and benefits and occupancy. The salaries and benefits increases were primarily related to the expansion of our mortgage banking operations. The occupancy increase included increases in repairs and maintenance, depreciation and building leases.  Average assets for the quarter ended September 30, 2017 were 12.3% greater than for the quarter ended September 30, 2016.

Income Tax Expense. Income tax expense was $487,000 and $27,000 for the quarters ended September 30, 2017 and 2016, respectively. The Company had net operating loss carry-forwards from prior periods which offset income for the quarter ended September 30, 2016 and a 100% reserve against deferred tax assets; therefore, 2016 income tax expense consisted only of Federal alternative minimum tax and state tax expense. In December 2016 the reserve against deferred tax assets was removed and tax expense starting with the first quarter of 2017 was recorded at more common effective tax rates.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

General. We had net income of $952,000 for the nine months ended September 30, 2017, compared to net income of $1.1 million for the nine months ended September 30, 2016. Results in the first nine months of 2017 were negatively affected by higher compensation, primarily in the mortgage banking operation, $449,000 in increased income tax expense and a $244,000 larger provision for loan losses due to more rapid loan growth compared to the nine months ended September 30, 2016.

Interest Income. Interest income increased $1.9 million, or 19.0%, to $11.8 million for the nine months ended September 30, 2017 from $9.9 million for the nine months ended September 30, 2016. The increase was due to a 19.0% increase in average interest-earning assets while yield remained unchanged. Loans, our highest yielding asset, increased from 82.9% to 85.8% of average interest-earning assets. Interest and fees on loans increased $1.8 million, or 18.5%, to $11.2 million for the nine months ended September 30, 2017, from $9.5 million for the nine months ended September 30, 2016. Interest income on loans increased due primarily to a 23.2% increase in average loan balances, due to organic growth, partially offset by a 21 basis point decrease in average yield. The average balance of securities decreased $807,000, or 2.7%, to $29.5 million for the nine months ended September 30, 2017, compared to $30.3 million for the nine months ended September 30, 2016 and the average yield increased 26 basis points.

Interest Expense. Interest expense increased $426,000, or 35.6%, to $1.6 million for the nine months ended September 30, 2017 from $1.2 million for the nine months ended September 30, 2016. The increase was caused by an increase in interest expense on borrowings, which increased $334,000 to $433,000 for the nine months ended September 30, 2017 from $99,000 for the nine months ended September 30, 2016. Average interest-bearing deposits for the nine months ended September 30, 2017 were $189.4 million, representing a $2.7 million, or 1.4%, decrease compared to average interest-bearing deposits of $192.1 million for the nine months ended September 30, 2016. The average rate paid on interest-bearing deposits was 0.84% for the nine months ended September 30, 2017 compared to 0.76% for the 2016 period.

The $334,000 increase in interest expense on borrowings was due to a $33.0 million, or 139.0%, increase in average balances and a 46 basis point increase in average rates paid. Borrowings were primarily used to fund loans held for sale in the first six months of 2016. Beginning in the third quarter of 2016 we also began to borrow to fund portfolio loan growth. The 46 basis point increase in average rates paid on FHLB borrowings was partially due to gradual Federal Funds target rate increases affecting our short term borrowings and the addition of two longer term FHLB advances later in 2016. Short term borrowing rates have continued to gradually increase after that date. We utilized only short term FHLB advances in 2015 and the first half of 2016.  In the second half of 2016 we added $20.0 million consisting of $10.0 million in two-year and $10.0 million in four-year fixed rate advances, averaging 1.11%, to lock in those rates in anticipation of further market rate increases.

Interest paid on checking, money market and savings accounts increased $87,000, or 12.9%, to $760,000 for the nine months ended September 30, 2017 from $673,000 for the nine months ended September 30, 2016. The average rate we paid on such deposit accounts increased seven basis points to 0.80% for the nine months ended September 30, 2017 from 0.73% for the nine months ended September 30, 2016 and the average balance increased $3.7 million, or 3.0%, to $127.2 million for the nine months ended September 30, 2017 from $123.5 million for the nine months ended September 30, 2016. The increase in checking, savings and money market deposits is primarily due to maturing time deposit customers preferring not to lock into term deposits, and growth from new and existing Arizona customers. The average rates we pay on these accounts is considerably higher in our Arizona market.

Net Interest Income. Net interest income increased $1.5 million or 16.8%, to $10.1 million for the nine months ended September 30, 2017 from $8.7 million for the nine months ended September 30, 2016, as a result of a higher balance of net interest-earning assets and a more favorable mix, partially offset by a lower net interest rate spread. Our average net interest-earning assets increased by $20.2 million, or 41.0%, to $69.3 million for the nine months ended September 30, 2017 from $49.2 million for the nine months ended September 30, 2016 due primarily to organic growth. Our net interest rate spread declined by 13 basis points to 4.11% for the nine months ended September 30, 2017 from 4.24% for the nine months ended September 30, 2016. We carried 85.8% of our average interest-earning assets in loans, our highest yielding asset, for the nine months ended September 30, 2017 compared to 82.9% in loans for the comparable period in 2016. This repositioning of our asset portfolio was achieved principally through organic loan growth. Our cost of borrowings increased to 1.02% for the nine months ended September 30, 2017 from 0.56% for the nine months ended September 30, 2016 due to the increase in short term interest rates following the 25 basis point increases in the target Federal Funds rate in December 2016, March 2017, and June 2017 and the additional $20.0 million in long-term, higher rate, borrowings.

Provision for Loan Losses. We recorded a provision for loan losses of $550,000 for the nine months ended September 30, 2017, compared to $306,000 for the nine months ended September 30, 2016. In addition, $20,000 in recoveries of previously charged-off balances were received during the nine months ended September 30, 2017 compared to $118,000 in the nine months ended September 30, 2016. In the nine months ended September 30, 2017, the allowance for loan losses increased $867,000, or 39.4%, and gross loans held for investment grew $46.7 million, or 21.0%.

Noninterest Income. Noninterest income increased $574,000, or 7.2%, to $8.5 million for the nine months ended September 30, 2017 from $7.9 million for the nine months ended September 30, 2016 primarily due to a higher volume of loan sales and related gains, and a decrease in loss on sale and impairments of other real estate.

Gain on sale of loans increased $542,000, or 7.2%, to $8.1 million for the nine months ended September 30, 2017 from $7.5 million for the nine months ended September 30, 2016 as the Company has continued to expand its secondary mortgage loan operation.

During the nine months ended September 30, 2017, we sold $188.2 million of mortgage loans and recognized gains of $7.8 million compared to $188.7 million of mortgage loan sales during the nine months ended September 30, 2016 for gains of $7.0 million. Mortgage sales gain premiums vary from period to period based upon the mix of government FHA and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates. Sales gains include fair value adjustments for interest rate lock commitments and loans held for sale. As discussed above, in September 2017 we began originating and selling mortgage loans under mandatory delivery sales commitments. We also began entering into counterparty trades with similar notional amounts designed to react inversely to market interest rate movements to reduce our interest rate risk on mandatory delivery loans. The implementation of those activities represented $668,000 of the gain on sale of loans for the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, we sold $2.9 million of SBA loans for a gain of $273,000, compared to $5.5 million of sales during the nine months ended September 30, 2016 for gains of $504,000.

We incurred no loss on sale or impairments of other real estate in the nine months ended September 30, 2017 compared to $90,000 in the nine months ended September 30, 2016.

Noninterest Expense. Noninterest expense increased $1.5 million, or 9.6%, to $16.7 million for the nine months ended September 30, 2017 from $15.2 million for the nine months ended September 30, 2016 due primarily to higher salaries and benefits, data processing fees and advertising costs, partially offset by lower professional fees. The increase in salaries and benefits expense resulted primarily from the expansion of our mortgage banking program. Average assets for the nine months ended September 30, 2017 were 18.7% larger than the nine months ended September 30, 2016.

Income Tax Expense. Income tax expense increased $449,000 to $491,000 for the nine months ended September 30, 2017 compared to $42,000 for the nine months ended September 30, 2016. The Company had net operating loss carry-forwards from prior periods which offset income for the nine months ended September 30, 2016 and a 100% reserve against deferred tax assets; therefore, 2016 income tax expense consisted only of Federal alternative minimum tax and state tax expense. In December 2016 the reserve against deferred tax assets was removed and tax expense starting with the first quarter of 2017 was recorded at more common effective tax rates.

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

Non-Performing Loans and Non-Performing Assets. The following table sets forth information regarding our non-performing assets. As of September 30, 2017 and December 31, 2016, we had no troubled debt restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates materially less than current market rates.

	At September 30,	At December 31,
	2017	2016
	(Dollars in thousands)
Nonaccrual loans
Real estate loans:
One- to four-family residential real estate	$657	$649
Commercial real estate	3,576	3,719
Commercial and industrial	1,569	1,600
Consumer and other	-	-
Total nonaccrual loans	5,802	5,968
Other real estate (ORE)	-	-
Total nonperforming assets	$5,802	$5,968

Ratios:
Nonperforming loans to gross loans held for investment	2.15%	2.44%
Nonperforming assets to total assets	1.60%	1.81%
Nonperforming assets to gross loans held for investment and ORE	2.15%	2.44%

The nonperforming asset ratios decreased due to the $166,000 decrease in nonperforming loans along with increases of 10.4% in gross loans held for investment and total assets.

Interest income that would have been recorded for the nine months ended September 30, 2017, had nonaccruing loans been current according to their original terms amounted to $256,000. We recognized $2,700 interest income on these nonaccrual loans for the nine months ended September 30, 2017.

At September 30, 2017, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with existing loan repayment terms and that could result in disclosure as non-accrual, 90 days past due or troubled debt restructurings.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)

Balance at beginning of period	$2,506	$1,894
Provision for loan losses	550	306
Charge-offs:
One- to four-family residential real estate loans	(9)	(118)
Commercial real estate loans	-	-
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total charge-offs	(9)	(118)
Recoveries:
One- to four-family residential real estate loans	19	2
Commercial real estate loans	1	116
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total recoveries	20	118
Net recoveries	11	-

Balance at end of period	$3,067	$2,200

ALLL to nonperforming loans	52.86%	132.32%
ALLL to total gross loans	1.13%	0.99%
ALLL to total gross loans less acquired loans	1.26%	1.19%
Net recoveries to average loans outstanding during the period	0.01%	0.00%

The allowance for loan losses to nonperforming loans ratio decreased due to the 373.0% increase in nonperforming loans from September 2016 to September 2017 compared to the 39.4% increase in the allowance for loan losses. The allowance for loan losses to total gross loans ratio increased due to a 21.1% increase in total gross loans compared to the 39.4% increase in the allowance for loan losses.

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

We believe that we have enough sources of liquidity to satisfy our short-term liquidity needs as of September 30, 2017.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2017, cash and cash equivalents totaled $34.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $26.7 million at September 30, 2017. In addition, at September 30, 2017, we had the ability to borrow an additional $69.7 million from the FHLB of Dallas. On that date, we had $67.0 million of advances outstanding. The Bank also had two lines of credit available with other financial institutions of $6.0 million and $9.8 million, respectively.

At September 30, 2017, we had $34.3 million in portfolio loan commitments outstanding, and an additional $27.3 million in commitments to originate and sell mortgage loans. In addition, we had $11.6 million in unused lines of credit and $125,000 commitment issued under standby letters of credit. Time deposits due within one year as of September 30, 2017 totaled $36.4 million, or 15.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before September 30, 2018. We believe, however, based on past experience that a significant portion of our time deposits will remain with us, either as time deposits or as other deposit products. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Our primary investing activities are the origination of loans and the purchase of securities. During the nine months ended September 30, 2017, we originated $82.4 million of loans held for investment and $184.5 million of mortgage loans held for sale, compared to $80.4 million of loans held for investment and $203.9 million of mortgage loans held for sale during the nine months ended September 30, 2016. In the nine months ended September 30, 2017 and 2016, we purchased $0 and $8.5 million of securities, respectively. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced net increases of $11.0 million and $18.5 million in total deposits for the nine months ended September 30, 2017 and 2016, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits so that we are competitive in our market area.

FHLB advances increased $17.0 million and $36.0 million for the nine months ended September 30, 2017 and 2016, respectively. In 2017 we have been funding our loans held for sale and some portfolio loan growth with short-term FHLB borrowings. At September 30, 2017 loans held for sale were $10.5 million and FHLB borrowings were $67.0 million. During the nine months ended September 30, 2016, we were able to utilize proceeds from FHLB advances and excess liquid funds held at December 31, 2016 to fund new loan originations.

Bancorp 34, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to stockholders, to repurchase its common stock, and for other corporate purposes. Bancorp 34, Inc.’s primary source of liquidity is dividend payments it may receive from the Bank. At September 30, 2017, Bancorp 34, Inc. (on an unconsolidated basis) had liquid assets of $6.9 million held in deposit accounts at Bank 34.

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

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2017 and December 31, 2016, Bank 34 exceeded all regulatory capital requirements. Bank 34 is considered “well-capitalized” under regulatory guidelines.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)

There were no issuer repurchases of securities during the period covered by this report.  On October 26, 2017, the Company announced that it had adopted a stock repurchase program for up to 5% of its outstanding stock, or 171,910 shares of its common stock. Shares may be repurchased in open market or private transactions, through block trades, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  The repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Bancorp 34, Inc. (1)

3.2	Bylaws of Bancorp 34, Inc. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Bancorp 34, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Bancorp 34, Inc. (File No. 333-21182), originally filed with the Securities and Exchange Commission on June 3, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP 34, INC.

Date: November 14, 2017	/s/ Jill Gutierrez
Jill Gutierrez
Chief Executive Officer

Date: November 14, 2017	/s/ Jan R. Thiry
Jan R. Thiry
Executive Vice President and Chief Financial Officer