Form 10-K
period 2017-12-31
Bancorp 34, Inc.
filed 2018-03-14
CIK 1668340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐         Accelerated filer    ☐         Non-accelerated filer   ☐          Smaller reporting company   ☒        Emerging growth company   ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of March 13, 2018 there were 3,388,601 shares outstanding of the registrant’s common stock with $0.01 par value. The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2017 of $14.04, was $43.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders. (Part III)

PART I

ITEM 1.          Business

Forward Looking Statements

This Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “project,” “intend,” “plans,” “seek,” “will,” “would,” “may,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, including employment prospects, that are worse than expected;

●	severe weather, natural disasters and other external events such as tsunamis, hurricanes, fires and earthquakes;

●	competition among depository and other financial institutions;

●

inflation and changes in the interest rate environment that reduce our margins or reduce our mortgage banking revenues or the fair value of financial instruments, or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and/or will make whether held in portfolio or sold in the secondary markets;

●	adverse changes in the securities or secondary mortgage markets;

●	changes in laws or government regulations or policies affecting financial institutions, as well as the impact of laws and regulations, including changes in regulatory fees and capital requirements;

●	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

●	our ability to manage operations in current economic conditions;

●	our ability to manage market risk, credit risk, liquidity and operational risk;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to implement changes in our business strategies;

●

our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we have acquired or may acquire and our ability to realize related revenue synergies and cost savings within expected time frames and any acquisition goodwill charges related thereto;

●	changes in consumer demand, borrowing and savings habits;

●	our ability to access cost-effective funding;

●

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	changes in the level of government support for housing finance;

●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;

●	cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information and destroy data or disable our systems;

●	technological changes that may be more difficult or expensive than expected;

●	the ability of third-party providers to perform their obligations to us;

●	the ability of the U.S. Government to manage federal debt limits;

●	our ability to attract and retain key employees;

●	changes in our organization, compensation and benefit plans; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Bancorp 34, Inc.

Bancorp 34, Inc. (the “Company”), a Maryland corporation that was organized in 2016, is a savings and loan holding company headquartered in Alamogordo, New Mexico. Bancorp 34, Inc.’s common stock is quoted on NASDAQ under the symbol “BCTF.” Bancorp 34, Inc. conducts its operations primarily through its wholly owned subsidiary, Bank 34, a federally chartered savings association. Bancorp 34, Inc. manages its operations as one unit, and thus does not have separate operating segments. At December 31, 2017, Bancorp 34, Inc. had total assets of $336.2 million, loans held for investment of $261.0 million, available-for-sale securities of $24.4 million, deposits of $235.6 million, and stockholders’ equity of $51.0 million.

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

Bank 34

Bank 34 operates four full-service banking centers, one each in Otero and Dona Ana counties in New Mexico and two in Maricopa County, Arizona. Bank 34’s New Mexico offices include the main office and corporate headquarters located in Alamogordo and a branch office in Las Cruces. The Bank’s Arizona branch offices include the regional headquarters located in Scottsdale and a branch office in Peoria. Bank 34 also operates ten residential mortgage loan production offices, one each in El Paso, Texas, Phoenix, Arizona, Yuma, Arizona, Albuquerque, New Mexico, Rio Rancho, New Mexico, Tubac, Arizona, Medford, Oregon, West Linn, Oregon, Puyallup, Washington, and Lynnwood, Washington.

Bank 34’s business model focuses on two primary areas. The commercial focus is on the credit, deposit and treasury management needs of small businesses and real estate professionals and investors. Bank 34 originates conventional, SBA and USDA loans within its primary market areas. Commercial loan types offered include: owner and non-owner occupied real estate (including construction loans), multi-family loans, and commercial and industrial loans. The consumer focus is on residential construction and mortgage loan needs together with deposit, online banking and ancillary financial service needs of families and businesses served by Bank 34. While most of Bank 34’s one- to four-family residential real estate loans are secured by properties in the counties served by its branch offices and its loan production offices, it does actively seek one- to four-family residential real estate loans in other areas of the Southwest and Western United States.

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

Bank 34 is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency. Bank 34 is a member of the Federal Home Loan Bank system. Our website address is www.Bank34.com.   Information on our website is not considered a part of this report.

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

Our current business strategy consists of the following:

Continued commercial loan growth. Our expansion to the Arizona market with our acquisition of Bank 1440 in August 2014 continues to provide a significant source of new commercial clients to supplement the New Mexico region of our franchise. Our Arizona market has experienced strong population and job growth, contributing to favorable economic conditions for generating new commercial loans. Our commercial real estate loans are generally secured by properties used for business purposes such as hotels, office buildings and industrial and retail facilities. In all of our markets, we seek commercial loan customers (both commercial real estate and commercial and industrial) with whom we can establish multiple lending relationships and provide other services, such as business checking accounts. We target new commercial real estate loan originations to experienced, growing small- and mid-size owners and investors in our market area. In addition to commercial real estate loans, we originate multi-family real estate loans to experienced, growing small- and mid-size owners and investors in our market areas. Our multi-family real estate loans are generally secured by properties consisting of five to 40 rental units.

We grew commercial real estate loans (including multi-family real estate loans) and commercial and industrial loans 11% in 2017 and 31% in 2016. Commercial loan growth in the Arizona region has outpaced New Mexico and represented 61% and 100% of growth in 2017 and 2016, respectively. Commercial loans in our Arizona region represented 69% and 70% of our total commercial loans outstanding as of December 31, 2017 and 2016, respectively. Commercial real estate and commercial and industrial loans totaled 86.7% of our loan portfolio at December 31, 2017 compared to 84.0% at December 31, 2016.

In addition, we continue to seek and originate SBA credits and we are actively pursuing other government-sponsored loan programs, such as those offered through the USDA, as a way to generate government-guaranteed loans with the opportunity to sell the guaranteed portion of the loan at a premium and retain the non- guaranteed portion as well as the servicing rights. We sold $11.7 million and $10.6 million SBA and USDA loans in the secondary market during the years ended December 31, 2017 and 2016, respectively, recognizing gains of $1.0 million and $839,000 directly into income during those periods. We also intend to build on our experience of selectively pursuing construction lending to established builders with proven track records.

Continued expansion of our mortgage banking footprint and corresponding areas of operational strength.  We sold $252.8 million of mortgage loans during the year ended December 31, 2017, generating $10.4 million in noninterest income and sold $259.4 million of mortgage loans during the year ended December 31, 2016, generating $9.8 million in noninterest income. We continue to add experienced mortgage lending personnel, consistent with recent and future growth opportunities, to further leverage our overall scalable business model. In February 2016, we expanded our physical mortgage origination footprint to Lynnwood and Puyallup, Washington, Medford, Oregon and Tucson, Arizona (subsequently moved to Tubac, Arizona), with loan production offices and established mortgage origination teams in each market area. We conducted similar expansion to West Linn, Oregon, Rio Rancho, New Mexico, and Yuma, Arizona in 2017. Subject to market conditions, and particularly changes in the interest rate environment, we intend to continue to grow our mortgage banking business. Such growth may occur through regional expansion, online origination, or both. We seek experienced lending teams in attractive market areas. We believe we have managed our mortgage banking operations to provide cost-management flexibility in the event of unfavorable economic conditions or increases in market interest rates.

●

Disciplined expansion through organic growth and opportunistic bank or branch acquisitions. We completed our acquisition of Bank 1440 in August 2014. While we expect organic growth will be our primary strategic focus, we will also consider acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. We may also open additional loan production offices that focus on mortgage banking and/or commercial lending, which would add to our existing loan production offices in the states of Arizona, New Mexico, Oregon, Texas and Washington.

●

Manage credit risk to maintain a low level of nonperforming assets. We believe strong asset quality is a key to our long-term financial success, and we have maintained this focus through our acquisition of Bank 1440 and our subsequent increase in commercial lending during 2015, 2016 and 2017. Our strategy for credit risk management focuses on having a very experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Our nonperforming assets to total assets ratio was 1.62% as of December 31, 2017, 1.81% as of December 31, 2016 and 0.79% as of December 31, 2015. Over 50% of our nonperforming assets as of December 31, 2017 are covered by government guarantees.

●

Increase core deposits, with emphasis on low cost commercial demand deposits. We seek core deposits to provide a stable source of funds for loan growth, at costs consistent with improving our interest rate spread and profitability. Core deposits also help us maintain loan-to-deposit ratios at levels consistent with regulatory expectations. We consider our core deposits to include demand deposits, negotiable orders of withdrawal (NOW) and automatic transfer service accounts, money market deposit accounts, other savings deposits, and certificates of deposit under $250,000, excluding wholesale and brokered deposits. As part of our focus on commercial loan growth, our lenders are expected to source business checking accounts from our borrowers. Noninterest bearing deposits increased to $37.5 million at December 31, 2017, or 15.9% of deposits, compared to $36.4 million at December 31, 2016, or 16.2% of deposits.

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

As of June 30, 2017 (the latest date for which information is available), Bank 34’s deposit market share was 13.86% of total deposits in Otero County, New Mexico, representing the third largest market share of ten institutions in Otero County; 1.89% of total deposits in Dona Ana County, New Mexico, representing the 13th largest market share of 18 institutions in Dona Ana County; and 0.13% of total deposits in Maricopa County, Arizona, representing the 38th largest market share of 59 institutions in Maricopa County.

Market Area

Bank 34 operates four full-service banking centers, one each in Otero and Dona Ana counties in New Mexico and two in Maricopa County, Arizona. Bank 34 also operates ten residential mortgage and commercial loan production offices, one each in El Paso, Texas, Phoenix, Arizona, Yuma, Arizona, Albuquerque, New Mexico, Rio Rancho, New Mexico, Tubac, Arizona, Medford, Oregon, West Linn, Oregon, Puyallup, Washington, and Lynnwood, Washington.

Arizona. Arizona’s real GDP growth from the second quarter of 2016 to the second quarter of 2017 was 3.0%. The economy has diversified from a population driven model and has attracted higher value-added industries since the end of the Great Recession. The Phoenix MSA is now one of the nation’s fastest growing metropolitan areas. The combination of new residents and an aging baby boomer cohort is pushing demand for health care, construction, restaurants, and retailing. Tourism is robust as there was a 3.6% gain in leisure and hospitality employment in 2016. It is anticipated that Arizona’s economy will continue with solid growth and driven by a mix of new and long established drivers. In February 2017, Intel announced it intends to invest $7 billion in its Chandler, Arizona facility with expected employment of 2,000 workers. Arizona remains one of the faster growth states in the nation. The cities of Gilbert, Scottsdale, and Chandler are considered to be top retirement destinations. Home sales have increased 35% since the recession of 2008 and in 2016 existing home sales increased 3.5% and new home sales improved 16%. Arizona’s home prices, in comparison to other western states, are still considered very affordable.

New Mexico. Southern New Mexico’s unemployment as of September 2017 was 6.5% as compared to 6.2% for the State. Employment growth was stable but flat due to the impact of government spending decreases. Dona Ana County’s home sales increased 1.3% in the third quarter of 2017 and the median home price is up 4.7% from the previous year. The Santa Teresa port of entry has had a major positive impact as total trade now exceeds $12 billion per month. Commodity prices for oil, potash, and copper have risen and has helped stabilize the Southern New Mexico economy. New Mexico’s total population has only grown by 45,000 people since the 2010 census. The University of New Mexico estimates that the State has had heavy migration out coupled with an aging population and fewer births. The migration out has been in the younger and educated cohort as they seek opportunities elsewhere. Increases in population, however, have been in Bernalillo, Dona Ana, and Otero counties where the Bank has its presence.

Lending Activities

At December 31, 2017, our gross loans held for investment consisted of $214.9 million, or 82.0%, commercial real estate loans (including multi-family); $29.1 million, or 11.1%, one- to four-family residential real estate loans; $12.3 million, or 4.7%, commercial and industrial loans, and $5.7 million, or 2.2%, consumer and other loans. At December 31, 2017, commercial real estate and multi-family loans included construction loans of $14.7 million. We currently sell a significant majority of our originated residential mortgage loans in the secondary market. Our residential mortgage loans held for sale portfolio totaled $15.4 million at December 31, 2017.

Commercial Real Estate Loans. At December 31, 2017, commercial real estate loans were $214.9 million, or 82.0%, of our total gross loans held for investment. This amount includes $41.6 million of multi-family residential real estate loans which are described below. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial and retail facilities. At December 31, 2017, $39.8 million of our commercial real estate portfolio was owner occupied commercial real estate, and $175.0 million was secured by income producing, or non-owner occupied commercial real estate. We currently target new commercial real estate loan originations to experienced, growing small- and mid-size owners and investors in our market area. The average outstanding loan in our commercial real estate portfolio was $614,000 as of December 31, 2017, although we originate commercial real estate loans with balances significantly larger than this average. At December 31, 2017, our ten largest commercial real estate loans had an average balance of $3.5 million.

We focus our commercial real estate lending on properties within our primary market areas, but we will originate commercial real estate loans on properties located outside this area based on an established relationship with a strong borrower. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards.

We originate a variety of fixed and adjustable rate commercial real estate loans with terms and amortization periods generally up to 25 years, although our commercial real estate loans generally have balloon terms. Interest rates and payments on our adjustable rate loans generally adjust daily and generally are indexed to the prime rate as published in The Wall Street Journal, plus a margin. We generally include pre-payment penalties on commercial real estate loans we originate. Commercial real estate loan amounts generally do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated. Aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects, have a guideline minimum income to debt service ratio of 1.30x. For commercial real estate loans in excess of $250,000, we require independent appraisals from an approved appraisers list. For such loans below $250,000, we require formal evaluations but do not require an independent appraisal. We require commercial real estate loan borrowers with loan relationships in excess of $100,000 to submit annual financial statements and/or rent rolls on the subject property. We may request such information for smaller loans on a case-by-case basis. Commercial real estate properties may also be subject to annual inspections with pictures as evidence appropriate maintenance is being performed by the owner/borrower. The loan and its borrowers and/or guarantors are subject to an annual loan review verifying the loan is properly risk rated based upon covenant compliance and other terms as provided for in the loan agreements. While this process does not prevent loans from becoming delinquent, it provides us with the opportunity to better identify problem loans in a timely manner and to work with the borrower.

Our three largest commercial real estate loans at December 31, 2017 included a $4.7 million Montessori school loan originated May 2016 and increased April 2017, a $4.4 million retail strip center and restaurant building loan originated March 2017 and a $3.6 million hotel loan originated in May 2014. The collateral securing these loans is all located in our primary lending areas. At December 31, 2017, all of these loans were performing in accordance with their terms.

Multi-Family Real Estate Loans. At December 31, 2017, multi-family real estate loans were $41.6 million, or 15.9%, of our total loan portfolio. We originate individual multi-family real estate loans to experienced, growing small- and mid-size owners and investors in our market areas. Our multi-family real estate loans are generally secured by properties consisting of five to 40 rental units. The average outstanding loan size in our multi-family real estate portfolio was $831,000 as of December 31, 2017. We generally do not make multi-family real estate loans outside our primary market areas.

We originate a variety of fixed and adjustable rate multi-family real estate loans with balloon and amortization terms up to 30 years. Interest rates and payments on our adjustable rate loans generally adjust daily and generally are indexed to the prime rate as published in The Wall Street Journal, plus a margin. We generally include pre-payment penalties on these types of loans. Multi-family real estate loan amounts generally do not exceed 65% to 70% of the property’s appraised value at the time the loan is originated. Aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects, have a guideline minimum income to debt service ratio of 1.30x. We require multi-family real estate loan borrowers with loan relationships in excess of $100,000 to submit annual financial statements and/or rent rolls on the subject property. We may request such information for smaller loans on a case-by-case basis. These properties may also be subject to annual inspections with pictures as evidence appropriate maintenance is being performed.

Our largest multi-family real estate loan at December 31, 2017 totaled $3.2 million, was originated in October 2016 and is secured by 59 units out of an 84-unit complex. At December 31, 2017, this loan was performing in accordance with its terms.

Commercial and Industrial Loans. We make commercial and industrial loans, primarily in our market area, to a variety of professionals, sole proprietorships and small businesses. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2017, commercial and industrial loans were $12.3 million, or 4.7% of our total loan portfolio. As part of our relationship driven focus, we encourage our commercial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and profitability.

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

A portion of our commercial and industrial loans are guaranteed by the SBA through the SBA 7(a) loan program. The SBA 7(a) loan program supports, through a U.S. Government guarantee, some portion of the traditional commercial loan underwriting that might not be fully covered absent the guarantee. A typical example would be a business acquiring another business, where the value purchased is an enterprise value (as opposed to tangible assets), which results in a collateral shortfall under traditional loan underwriting requirements. In addition, SBA 7(a) loans, through term loans, can provide a good source of permanent working capital for growing companies.

Our largest commercial and industrial loan at December 31, 2017 was a $5.0 million revolving line of credit originated in May 2015 with a $2.3 million outstanding balance. This loan is to an election printing-solutions company and is secured by a first lien on all business assets held by the company.

Construction and Land Development Loans. At December 31, 2017, construction and land development loans were $20.9 million, or 8.0% of our total loan portfolio, consisting of $14.7 million of commercial and multi-family real estate loans, $4.5 million of residential land or development loans and $1.7 million of consumer one- to four-family residential loans. At December 31, 2017, none of our consumer one- to four-family residential construction loans and $11.9 million of our commercial and multi-family real estate construction loans are expected to convert to permanent loans upon completion of the construction phase. The majority of the balance of these loans is secured by properties located in our primary lending area.

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

Our largest construction loan at December 31, 2017 totaled $2.5 million, was originated in June 2017 and is secured by a hotel located in our primary market area. At December 31, 2017, this loan was performing in accordance with its terms.

One- to Four-Family Residential Real Estate Loans. Our one- to four-family residential real estate loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2017, $29.1 million, or 11.1% of our loan portfolio, consisted of one- to four-family residential real estate loans.

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

In an effort to provide financing for moderate income home buyers, we offer VA, FHA and bond loans specific to the states where we conduct business. These programs offer one- to four-family residential real estate loans to qualified individuals. These loans are offered with fixed rates of interest and terms of up to 30 years, and are secured by one- to four-family residential properties. All of these loans are originated using agency underwriting guidelines.

We also offer adjustable rate mortgage loans for one- to four-family properties, with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-, five-, seven-, or ten-year initial fixed rate period. We originated $8.3 million of adjustable rate one-to four-family residential loans during the year ended December 31, 2017, of which $6.2 million was sold in the secondary market. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6% above the initial rate, regardless of the initial rate. Our adjustable rate one- to four-family residential real estate loans amortize over terms of up to 30 years.

Regulations limit the amount that an institution may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance, on properties securing real estate loans. At December 31, 2017, our largest one- to four-family residential real estate loan had a principal balance of $547,000 and was secured by a residence located in New Mexico. At December 31, 2017, this loan was performing in accordance with its original terms.

Consumer and Other Loans. We offer a limited range of consumer and other loans, principally to customers with other relationships residing in our primary market area with acceptable credit ratings. Our consumer and other loans generally consist of home equity loans or lines of credit, loans secured by deposit accounts, loans on new and used automobiles and unsecured personal loans. At December 31, 2017, consumer loans were $5.7 million, or 2.2% of total loans. The underwriting standards utilized for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The loan-to-value ratio for a home equity line of credit is generally limited to 75%. The procedures for underwriting other consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations plus payments on the proposed loan.

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

We sell the majority of the one- to four-family residential real estate loans we originate in the secondary market. The mortgage loans that we currently originate for sale include mortgage loans which conform to the underwriting standards specified by Freddie Mac, FHA, VA, USDA and correspondent investors. During the years ended December 31, 2017 and 2016, we originated $254.2 million and $267.1 million of one- to four-family loans and sold $252.8 million and $259.4 million, respectively. We recognize, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

We participate out interests in commercial real estate loans to other financial institutions, including the guaranteed portions of SBA or USDA loans, the portion of other loans exceeding our borrowing limits and periodically other loans when portfolio growth surges and the balances exceeds target portfolio loan levels. At December 31, 2017, we were servicing $49.6 million of commercial real estate loans where we had participated out an interest to other financial institutions. For the years ended December 31, 2017 and 2016, we participated out loan participations of $20.8 million and $10.6 million, respectively.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by management and approved by the Board of Directors. The Board of Directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Loans to relationships of $2.0 million and below require approval by members of senior management. Loans to relationships greater than $2.0 million require approval by the Director’s Loan Committee. Loans that involve exceptions to loan policy must be authorized by senior management. Loan policy exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or Director’s Loan Committee prior to commitment. Exceptions are reported to the Board of Directors monthly.

Loans-to-One Borrower Limit

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our unimpaired capital and surplus. At December 31, 2017, our regulatory limit on loans-to-one borrower was $6.7 million. At that date, the largest aggregate amount loaned to one borrower was $5.5 million, consisting of various commercial retail and office properties, an operating line of credit and a home equity line of credit. The loans comprising this lending relationship were performing in accordance with their original repayment terms at December 31, 2017.

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

Bank 34 utilizes the services of an independent investment advisor to assist in managing the investment portfolio. The investment advisor is responsible for maintaining current information regarding securities dealers with whom they are conducting business on our behalf. A list of appropriate dealers is provided annually to the board of directors for approval and authorization prior to execution of trades. The investment advisor, through its assigned portfolio manager, must contact our designated Investment Officer to review all investment recommendations and transactions and receive approval from the designated Investment Officer prior to execution of any transaction that might be executed on our behalf. Upon receipt of approval, the independent investment advisor, or its assigned portfolio manager, is authorized to conduct all investment business on our behalf.

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal governments, deposits at the Federal Home Loan Bank of Dallas, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. Our equity securities generally pay dividends. We also are required to maintain an investment in Federal Home Loan Bank of Dallas stock, which investment is based on the level of our Federal Home Loan Bank borrowings. We have the authority under applicable law to invest in derivative securities. At December 31, 2017 the Company had $183,000 in fair value of mortgage interest rate lock commitment (“IRLC”) assets and a $16,000 liability to national investment brokers representing the net fair value of forward trade commitments utilized to hedge loans in our mortgage banking pipeline with a notional value of $13.5 million. We had no investments in derivative securities at December 31, 2016.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide a use of funds when demand for loans is weak and to generate a favorable return.

At December 31, 2017 our investment security portfolio had a fair value of $24.4 million, and consisted primarily of mortgage-backed securities, securities of U.S. Government Agencies and municipal bonds. All investment securities as of December 31, 2017 were classified as available-for-sale. Bonds secured by adjustable rate loans were 8.4% of the total portfolio.

Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. At December 31, 2017 our investment securities had a fair value of $24.4 million and a net unrealized loss of $308,000. The decline in fair value is attributable to changes in interest rates and liquidity and not credit quality. The Bank does not have the intent to sell these securities before maturity and it is unlikely that it will be required to sell them before their anticipated recovery. Therefore, the Bank does not consider the decline to be other than temporary. No other-than-temporary impairment was recognized for any periods from 2012 through December 31, 2017.

Mortgage-Backed Securities. We purchase mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae.

Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rates on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities (generally U.S. Government agencies and government-sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize our specific liabilities and obligations.

At December 31, 2017 mortgage-backed securities totaled $20.8 million, or 85.1% of total securities, of which, 10% were backed by adjustable rate mortgage loans and 90% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 2.21% at December 31, 2017.

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

U.S. Government and Government-Sponsored Securities. At December 31, 2017, our U.S. Government and government-sponsored securities portfolio totaled $2.0 million, or 8.0% of total securities. While U.S. Government and government-sponsored securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and prepayment protection.

Municipal Obligations. At December 31, 2017 our investment in municipal obligations totaled $1.7 million or 6.9% of total securities and 0.5% of total assets. The Bank’s investment in municipal bonds may not exceed 3% of total assets. Municipal obligations generally carry a higher interest rate than U.S. Government obligations but also carry a higher credit risk.

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

At December 31, 2017, our deposits totaled $235.6 million. Interest-bearing deposits totaled $198.1 million and noninterest-bearing deposits totaled $37.5 million. Savings, money market and checking deposits totaled $135.0 million, and certificates of deposit totaled $63.0 million, of which $31.9 million had maturities of one year or less.

Subsidiary Activities

Bancorp 34, Inc. has no subsidiaries other than Bank 34.

Personnel

At December 31, 2017, Bank 34 had 144 full-time employees and one part-time employee, none of whom was party to a collective bargaining agreement. Bank 34 believes it has a good working relationship with its employees.

TAXATION

Bancorp 34 and Bank 34 are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize certain pertinent tax matters and is not a comprehensive description of the tax rules applicable to Bancorp 34 or Bank 34.

Federal Taxation

Federal Tax Reform. On December 22, 2017, President Trump signed into law H.R. 1, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Act”). The Act includes a number of changes in existing tax law impacting businesses including, among other things, a reduction of the federal corporate income tax rate from 34% to 21% effective January 1, 2018. As a result, we were required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional income tax expense of $1. 2 million in 2017.

Method of Accounting. For federal income tax purposes, Bancorp 34 and Bank 34 currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Bank 34 failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2017, our total federal pre-1988 base year reserve was approximately $2.7 million, or $689,000 tax-effected. However, under current law, pre-1988 base year reserves remain subject to recapture if Bank 34 makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. Prior to January 1, 2018, the Internal Revenue Code imposed an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeded the regular income tax. Net operating losses could offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years Effective January 1, 2018, the corporate AMT is repealed. At December 31, 2017, the Company had $141,000 of AMT payments available to carry forward to future periods.

Net Operating Loss Carryovers. Prior to January 1, 2018, subject to certain limitations, a company could carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. For net operating losses generated beginning January 1, 2018, there are no carry backs allowed and an unlimited carry forward period. At December 31, 2017, Bancorp 34 had $4.6 million in net operating loss carry forwards for federal income tax purposes.

Corporate Dividends-Received Deduction. Bancorp 34 may exclude from its taxable income 100% of dividends received from Bank 34 as a member of the same affiliated group of corporations. Through December 31, 2017, the corporate dividends-received deduction was 80% in the case of dividends received from a corporation in which a corporate recipient owns at least 20% of its stock, and corporations that owned less than 20% of the stock of a corporation distributing a dividend could deduct only 70% of dividends received or accrued on their behalf. Effective January 1, 2018, the dividends received deduction decreases from 80% to 65% and 70% to 50% for corporate recipients owning at least 20% or less than 20%, respectively, of a corporation’s stock.

State Taxation

Bank 34’s full service branches in New Mexico and Arizona, and loan production offices in New Mexico, Arizona, Oregon, Texas and Washington subject Bank 34 to taxation in those states. As a Maryland business corporation, Bancorp 34 is required to file an annual report with and pay franchise taxes to the state of Maryland.

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

As a savings and loan holding company, Bancorp 34 is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. Bancorp 34 is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

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

At December 31, 2017, Bank 34’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2017, Bank 34 was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2017, Bank 34 satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

●

the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

●	the savings association would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

●

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

A notice or application related to a capital distribution may be disapproved if:

●	the federal savings association would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

●

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

●	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Bank 34’s capital.

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

At December 31, 2017, Bank 34 met the criteria for being considered “well capitalized.”

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

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Institutions deemed to be less risky pay lower rates while institutions deemed riskier pay higher rates. Assessment rates (inclusive of possible adjustments) currently range from 2.5 to 45 basis points of each institution’s total assets less tangible capital.

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

●

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of Bank 34 also are subject to, among others, the:

●

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

●

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $110.2 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $110.2 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $15.2 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Bank 34 was in compliance with these requirements at December 31, 2017.

Federal Home Loan Bank System

Bank 34 is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Bank 34 was in compliance with this requirement at December 31, 2017. Based on redemption provisions of the Federal Home Loan Bank of Dallas, the stock has no quoted market value and is carried at cost. Bank 34 reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Dallas stock. As of December 31, 2017, no impairment had been recognized.

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

In order for Bancorp 34 to be regulated as savings and loan holding company by the Federal Reserve Board, rather than as a bank holding company, Bank 34 must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2017, Bank 34 satisfied the qualified thrift lender requirement.

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

ITEM 1A.           Risk Factors

Not applicable, as Bancorp 34, Inc. is a “Smaller Reporting Company.”

ITEM 1B.           Unresolved Staff Comments

None.

ITEM 2.          Properties

We conduct business through our main office in Alamogordo, New Mexico and three branch offices located in Las Cruces, New Mexico and Peoria and Scottsdale, Arizona. We also operate loan production offices in El Paso, Texas (El Paso County), Albuquerque, New Mexico (Bernalillo County), Rio Rancho, New Mexico (Sandoval County), Scottsdale, Arizona (Maricopa County), Tubac, Arizona (Santa Cruz County), Lynnwood, Washington (Snohomish County), Puyallup, Washington (Pierce County), Medford, Oregon (Jackson County), West Linn, Oregon (Clackamas County) and Yuma, Arizona (Yuma County). At December 31, 2017, the total net book value of our premises, land and equipment was $10.1 million.

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

Not applicable.

PART II

ITEM 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Capital Market under the symbol “BCTF.” As of March 13, 2018, we had 342 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 3,388,601 shares of common stock outstanding. The following table sets forth market price information for our common stock. Information for stock prices prior to the conversion on October 12, 2016 have been restated to reflect the 2.0473-to-one exchange ratio. We did not declare a dividend for any of the periods listed.

Quarter Ended	High	Low

December 31, 2017	$14.91	$14.00
September 30, 2017	$14.40	$13.24
June 30, 2017	$14.30	$12.56
March 31, 2017	$12.90	$12.50

December 31, 2016	$13.45	$11.96
September 30, 2016	$11.60	$10.36
June 30, 2016	$11.23	$10.26
March 31, 2016	$11.23	$7.91

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

There were no sales of unregistered securities during the quarter ended December 31, 2017.

The Company’s repurchases of common stock for the three months ended December 31, 2017 were as follows:

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average Price	Part of Publicly	Be Purchased Yet
	Shares	Paid	Announced Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)

October 1, 2017 through October 31, 2017	-	-	-	171,910

November 1, 2017 through November 30, 2017	-	-	-	171,910

December 1, 2017 through December 31, 2017	28,000	$14.75	28,000	143,910

	28,000		28,000

(1) On October 24, 2017, the Company adopted a repurchase program under which it would repurchase up to 171,910 shares of its common stock, or approximately 5% of the Company’s outstanding shares. The repurchase program would continue until it is completed or terminated by the Company’s Board of Directors.

ITEM 6.          Selected Financial Data

You should read the following summary financial information in connection with our historical financial information, which appears elsewhere in this annual report. The selected historical financial data at December 31, 2017 and 2016 and for the years ended December 31, 2017 and 2016 is derived in part from the audited consolidated financial statements that appear in this report. The information at December 31, 2015 and June 30, 2014, 2013, and 2012 and for the years then ended is derived in part from audited consolidated financial statements that do not appear in this report. The information for the year ended December 31, 2014 and the six months ended December 31, 2013 is unaudited.

	At December 31,				At June 30,
	2017	2016	2015	2014	2014	2013
	(Dollars in thousands)
Selected Financial Condition:
Total assets	$336,221	$328,867	$270,984	$246,954	$167,785	$174,310
Cash and cash equivalents	9,873	16,411	19,825	14,824	9,946	4,216
Available-for-sale securities	24,400	31,499	28,631	29,018	38,959	55,340
Loans held for investment, net	257,896	241,399	192,137	173,990	90,998	89,390
Loans held for sale	15,424	14,221	11,381	9,429	10,279	6,295
Deposits	235,561	224,522	225,700	201,939	134,673	135,517
Federal Home Loan Bank advances	45,000	50,000	13,000	12,500	8,810	13,327
Stockholders' equity	50,971	50,777	29,644	29,336	22,184	23,597

	Years Ended				Six Months Ended		Years Ended
	December 31,				December 31,		June 30,
	2017	2016	2015	2014	2014	2013	2014	2013
				(unaudited)		(unaudited)
	(In thousands, except per share data)
Selected Operating Data:
Interest income	$15,965	$13,502	$12,224	$8,367	$4,894	$3,467	$6,940	$7,503
Interest expense	2,272	1,684	1,434	1,394	767	736	1,363	1,831
Net interest income	13,693	11,818	10,790	6,973	4,127	2,731	5,577	5,672
Provision (credit) for loan losses	575	1,019	694	50	50	-	-	(121)

Net interest income after provision (credit) for loan losses	13,118	10,799	10,096	6,923	4,077	2,731	5,577	5,793
Non-interest income (1)	11,906	11,213	4,903	6,243	4,473	1,314	3,083	3,596
Non-interest expense (2)	22,695	20,888	14,658	12,766	7,528	4,656	9,895	9,486
Income (loss) before income taxes	2,329	1,124	341	399	1,023	(611)	(1,235)	(97)
Income taxes (3)	1,968	(4,171)	20	74	74	-	-	36
Net income	$361	$5,295	$321	$326	$949	$(611)	$(1,235)	$(133)

Income (loss) per share - basic (4)	$0.11	$1.57	$0.09	$0.11	$0.30	$(0.23)	$(0.46)	$(0.05)
Income (loss) per share - diluted (4)	$0.11	$1.57	$0.09	$0.11	$0.30	$(0.23)	$(0.46)	$(0.05)

______________

(1)	Non-interest income for the year ended December 31, 2014 and the six months ended December 31, 2014 includes a bargain purchase gain of $2.9 million in connection with the acquisition of Bank 1440.
(2)

Non-interest expense for the years ended December 31, 2015 and 2014, the six months ended December 31, 2014 and 2013 and the years ended June 30, 2014, 2013 and 2012 includes merger-related expenses of $100,000, $1.4 million, $801,000, $344,000, $920,000, $234,000, and $0, respectively.

(3)

As a result of the reduction in the Federal corporate tax rate effective in 2018 under the Tax Cuts and Jobs Act signed into law in December 2017, income tax expense for 2017 includes a $1.2 million deferred tax adjustment. A $4.2 million net income tax benefit was recognized in 2016 primarily due to the reversal of all valuation reserves on net deferred tax assets.

(4)	Basic and diluted income (loss) per share amounts in the above table for all periods prior to October 2016 have been restated at the second-step conversion exchange rate of 2.0473 to one.

	At or For the
	Years Ended				Six Months Ended		Years Ended
	December 31,				December 31, (4)		June 30,
	2017	2016	2015	2014	2014	2013	2014	2013
Performance Ratios:
Return on average assets (ratio of net income (loss) to average total assets)	0.11%	1.78%	0.12%	0.17%	0.84%	(0.71)%	(0.73)%	(0.07)%
Return on average equity (ratio of net income (loss) to average stockholders' equity)	0.69%	16.31%	1.08%	1.29%	6.77%	(5.36)%	(5.46)%	(0.55)%
Net interest rate spread (1)	4.19%	4.11%	4.36%	3.77%	3.84%	3.39%	3.52%	3.34%
Net interest margin (2)	4.38%	4.26%	4.47%	3.89%	3.96%	3.52%	3.66%	3.50%
Noninterest expense to average assets	6.66%	7.52%	5.64%	6.51%	6.68%	5.39%	5.84%	5.29%
Dividend payout ratio	-%	-%	-%	-%	-%	-%	-%	-%
Efficiency ratio (3)	88.05%	90.70%	93.41%	96.60%	87.53%	115.10%	114.26%	102.34%
Average interest-earning assets to average interest- bearing liabilities	125.95%	123.69%	118.80%	116.20%	116.27%	113.73%	114.88%	114.50%

Capital Ratios:
Total capital to risk-weighted assets (Bank only)	17.21%	18.14%	16.93%	17.09%	17.09%	24.66%	23.89%	25.77%
Tier 1 capital to risk-weighted assets (Bank only)	15.96%	17.03%	15.91%	16.13%	16.13%	23.41%	22.64%	24.51%
Tier 1 capital to average assets (Bank only)	11.96%	11.91%	11.06%	11.68%	11.68%	13.89%	13.36%	13.63%
Average stockholders' equity to average total assets	15.22%	10.91%	11.46%	12.88%	12.44%	13.20%	13.34%	13.41%

Asset Quality Ratios:
Allowance for loan losses to total gross loans	1.19%	1.03%	0.97%	0.97%	0.97%	1.85%	1.77%	2.00%
Allowance for loan losses to total gross loans less acquired loans	1.29%	1.19%	1.28%	1.50%	1.50%	1.85%	1.77%	2.00%
Allowance for loan losses to nonperforming loans	57.33%	41.99%	102.71%	209.50%	209.50%	288.83%	371.33%	242.23%
Net (charge-offs) recoveries to average loans	0.01%	(0.20)%	(0.25)%	(0.06)%	0.02%	(0.19)%	(0.18)%	(0.45)%
Nonperforming loans to total gross loans	2.08%	2.44%	0.95%	0.46%	0.46%	0.64%	0.48%	0.82%
Nonperforming loans to total assets	1.62%	1.81%	0.68%	0.33%	0.33%	0.36%	0.26%	0.43%
Nonperforming assets and accruing troubled debt restructurings to total assets	1.62%	1.81%	0.79%	0.86%	0.86%	1.43%	1.05%	1.52%

Other Data:
Number of full service offices	4	4	4	4	4	2	2	2
Full time equivalent employees	145	138	98	75	75	60	65	66

(1)	Net interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Ratios for six-month periods have been annualized.

ITEM 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section as of and for the years ended December 31, 2017 and 2016, has been derived from the consolidated financial statements that appear elsewhere in this annual report. You should read the information in this section in conjunction with the business and financial information regarding Bancorp 34, Inc. and the financial statements provided in Part II, Item 8 of this annual report.

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

Other-Than-Temporary Impairment. Securities are evaluated on at least a quarterly basis, to determine whether a decline in their value is other-than-temporary. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not we intend to sell or expect that it is more likely than not that we will be required to sell the investment security prior to an anticipated recovery in fair value. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated in (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in operations. The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive loss.

Valuation of Deferred Tax Assets. As a result of the reduction in the Federal corporate tax rate effective in 2018 under the Tax Cuts and Jobs Act signed into law in December 2017, income tax expense for 2017 includes a $1.2 million deferred tax asset re-measurement adjustment. Effective December 31, 2016, we reversed 100% of our net deferred tax asset valuation allowances and recognized an income tax benefit based upon our assessment of net deferred tax assets that are more-likely-than-not to be realized. The net deferred tax asset had been offset by an equal valuation allowance from June 2012 through November 2016. In evaluating our ability to realize deferred tax assets, management considers all positive and negative information, including our past operating results and our forecast of future taxable income. In determining future taxable income, management utilizes a budget process that makes business assumptions and the implementation of feasible and prudent tax planning strategies, if any. These assumptions require us to make judgments about our future taxable income that are consistent with the plans and estimates we use to manage our business. Any change in estimated future taxable income or effective tax rates may result in changes to the carrying balance of our net deferred tax assets which would result in an income tax benefit or expense in the same period.

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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

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

	For the Years Ended December 31,
		2017			2016		2015
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$270,038	$15,221	5.64%	$228,662	$12,924	5.65%	$198,999	$11,644	5.87%
Interest-earning deposits	10,181	144	1.41%	16,155	81	0.50%	8,010	19	0.24%
Securities	28,744	529	1.84%	30,546	473	1.55%	32,635	506	1.55%
Federal Home Loan Bank stock	3,302	54	1.64%	1,973	16	0.79%	1,114	42	3.81%
Other	383	17	4.44%	383	8	2.09%	506	13	2.55%
Total interest-earning assets	312,648	15,965	5.11%	277,719	13,502	4.86%	241,264	12,224	5.07%
Noninterest-earning assets	28,347			19,959			18,691
Total assets	$340,995			$297,678			$259,955

Interest-bearing liabilities:
Checking, money market and savings accounts	$128,835	$1,049	0.81%	$124,540	$912	0.73%	$104,798	$719	0.69%
Certificates of deposit	63,415	624	0.98%	67,096	564	0.84%	78,091	653	0.84%
Total deposits	192,250	1,673	0.87%	191,636	1,476	0.77%	182,889	1,372	0.75%
Advances from FHLB of Dallas	55,984	599	1.07%	32,894	208	0.63%	20,196	62	0.31%
Total interest-bearing liabilities	248,234	2,272	0.92%	224,530	1,684	0.75%	203,085	1,434	0.71%
Non-interest bearing deposits	37,361			37,200			24,570
Non-interest bearing liabilities	3,493			3,476			2,503
Total liabilities	289,088			265,206			230,158
Stockholders' equity	51,907			32,472			29,797
Total liabilities and stockholders' equity	$340,995			$297,678			$259,955

Net interest income		$13,693			$11,818			$10,790
Net interest rate spread (1)			4.19%			4.11%			4.36%
Net interest-earning assets (2)	$64,414			$53,189			$38,179

Net interest margin (3)			4.38%			4.26%			4.47%
Average interest-earning assets to average interest-bearing liabilities	125.95%			123.69%			118.80%

 _________________

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

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

	Years Ended December 31,
	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:	(Dollars in thousands)
Loans	$2,781	$(484)	$2,297	$1,706	$(426)	$1,280
Interest-earning deposits	(100)	163	63	34	28	62
Securities	(24)	80	56	(28)	(5)	(33)
Federal Home Loan Bank of Dallas stock	38	-	38	33	(60)	(27)
Other	-	9	9	(4)	-	(4)
Total interest-earning assets	2,695	(232)	2,463	1,741	(463)	1,278

Interest-bearing liabilities:
Checking, money-market and savings accounts	65	72	137	201	(8)	13
Certificates of deposit	(16)	76	60	(85)	(4)	(89)
Total deposits	49	148	197	116	(12)	104
Advances from FHLB of Dallas	194	197	391	56	90	146
Total interest-bearing liabilities	243	345	588	172	78	250
Change in net interest income	$2,452	$(577)	$1,875	$1,569	$(541)	$1,028

Comparison of Financial Condition at December 31, 2017 and December 31, 2016

Cash and cash equivalents decreased $6.5 million to $9.9 million at December 31, 2017 from $16.4 million at December 31, 2016. The decrease is primarily the result of funding the increase in portfolio loans.

Loans held for investment increased $17.1 million, or 7.0%, to $261.0 million at December 31, 2017 from $243.9 million at December 31, 2016. The increase was primarily due to a $19.1 million, or 9.7%, increase in commercial real estate loans. Most of the growth was in our Arizona market.

Loans held for sale increased $1.2 million to $15.4 million at December 31, 2017 from $14.2 million at December 31, 2016. We currently sell a significant majority of the one- to four-family residential real estate loans we originate in the secondary market. The balances at any month end may vary based upon the timing and volume of current loan originations and sales.

Available for sale securities decreased $7.1 million, or 22.5%, to $24.4 million at December 31, 2017 from $31.5 million at December 31, 2016 as our emphasis was on growing loans in 2017 to enhance earning asset yield.  Underwater securities were sold in December 2017 taking a loss of $176,000 to take advantage of higher tax rates in 2017 and were replaced with similar securities with higher yields in December 2017 and January 2018.

The core deposit intangible recorded in connection with the acquisition of Bank 1440 decreased $62,000 to $221,000 at December 31, 2017 from $283,000 at December 31, 2016, reflecting normal amortization.

Total deposits increased $11.1 million, or 4.9%, to $235.6 million at December 31, 2017 from $224.5 million at December 31, 2016. The increase includes a $10.5 million, or 8.4% increase in savings and NOW accounts and a $1.1 million increase in non-interest bearing demand deposits, partially offset by a $511,000, or 0.8% decrease in time deposits.  At December 31, 2017 time deposits included $10.0 million of brokered certificates of deposit originated in September 2017 with $5.0 million at a rate of 1.75% maturing in 18 months and $5.0 million at a rate of 1.90% maturing in 30 months.

Borrowings, consisting solely of Federal Home Loan Bank advances, decreased $5.0 million to $45.0 million at December 31, 2017 from $50.0 million at December 31, 2016. We utilized short-term borrowings during the course of the year to fund loans held for sale and loans held for investment.

Total stockholders’ equity increased $194,000 to $51.0 million at December 31, 2017 from $50.8 million at December 31, 2016. The growth was primarily from net income for the year of $361,000.

Comparison of Operating Results for the Years Ended December 31, 2017 and December 31, 2016

General. We had net income of $361,000 for the year ended December 31, 2017, compared to net income of $5.3 million for the year ended December 31, 2016. Income before income taxes increased $1.2 million or 107.3% to $2.3 million from $1.1 million in 2016; however, we incurred a $2.0 million provision for income taxes in 2017 including $1.2 million from a deferred tax asset adjustment created by the tax law change. In 2016 we recognized a $4.2 million income tax benefit including $4.1 million due to the reversal of all net deferred tax asset valuation reserves.

Interest Income. Interest income increased $2.5 million, or 18.2%, to $16.0 million for the year ended December 31, 2017 from $13.5 million for the year ended December 31, 2016. The increase was primarily due to a $34.9 million, or 12.6%, increase in average interest-earning assets. The yield on average interest-earning assets increased 25 basis points to 5.11% for the year ended December 31, 2017 from 4.86% for the year ended December 31, 2016. Interest and fees on loans increased $2.3 million, or 17.8%, to $15.2 million for the year ended December 31, 2017, from $12.9 million for the year ended December 31, 2016. Interest income on loans increased due primarily to a $41.4 million, or 18.1%, increase in average loan balances from organic growth. The average balance of securities decreased $1.8 million, or 5.9%, to $28.7 million for the year ended December 31, 2017, compared to $30.5 million for the year ended December 31, 2016, and the average yield increased to 1.84% in 2017 from 1.55% for 2016.

Interest Expense. Interest expense increased $588,000 or 34.9%, to $2.3 million for the year ended December 31, 2017 from $1.7 million for the year ended December 31, 2016. The increase was partially the result of an increase in interest expense on borrowings, which increased $391,000, or 188.0%, to $599,000 for the year ended December 31, 2017 from $208,000 for the year ended December 31, 2016 due to a 70% increase in average borrowings and a 44 basis point or 70% increase in average borrowing rates. Average interest-bearing deposits for the year ended December 31, 2017 were $192.2 million, representing a $614,000, or 3.2%, increase compared to average interest-bearing deposits of $191.6 million for the year ended December 31, 2016. The average rate paid on interest-bearing deposits was 0.87% compared to 0.77% for 2016.

Interest expense on checking, money market and savings accounts increased $137,000, or 15.0%, to $1.0 million for the year ended December 31, 2017 from $912,000 for the year ended December 31, 2016. The average rate we paid on such deposit accounts increased eight basis points to 0.81% for the year ended December 31, 2017 from 0.73% for the year ended December 31, 2016 and the average balance increased $4.3 million, or 3.48%, to $128.8 million for the year ended December 31, 2017 from $124.5 million for the year ended December 31, 2016. The average rates we pay on these accounts is considerably higher in the Arizona market.

Interest expense on certificates of deposits decreased $60,000, or 10.6%, to $624,000 for the year ended December 31, 2017 from $564,000 for the year ended December 31, 2016. The average balance of certificates of deposit decreased $3.7 million, or 5.5%, to $63.4 million for the year ended December 31, 2017 from $67.1 million for the year ended December 31, 2016. The average rate paid on certificates of deposit was 0.98% for the year ended December 31, 2017 and 0.84% for the year ended December 31, 2016.

Net Interest Income. Net interest income increased $1.9 million, or 15.9%, to $13.7 million for the year ended December 31, 2017 from $11.8 million for the year ended December 31, 2016, as a result of a higher balance of net interest-earning assets. Our average interest-earning assets increased by $34.9 million, or 12.6%, to $312.6 million for the year ended December 31, 2017 from $277.7 million for the year ended December 31, 2016, due primarily to organic growth. Our net interest rate spread increased by eight basis points to 4.19% for the year ended December 31, 2017 from 4.11% for the year ended December 31, 2016. Our cost of borrowings increased to 1.07% for the year ended December 31, 2017 from 0.63% for the year ended December 31, 2016 due to the increase in short-term interest rates.

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

See “Asset Quality - Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we recorded a provision for loan losses of $575,000 for the year ended December 31, 2017, compared to $1.0 million for the year ended December 31, 2016. In the year ended December 31, 2017, the allowance for loan losses grew $611,000 or 24.4%, due primarily to the $17.1 million, or 7.0% growth in gross loans held for investment. Recoveries in 2017 exceeded charge-offs by $36,000.

To the best of our knowledge, at December 31, 2017 we have recorded all loan losses that are both probable and reasonable to estimate as of December 31, 2017.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about the recoverability of our loan balances based upon information available to it at the time of its examination.

Noninterest Income. Noninterest income increased $693,000, or 6.2%, to $11.9 million for the year ended December 31, 2017 from $11.2 million for the year ended December 31, 2016 due to a higher volume of loan sales and related gains.

Gain on sale of loans increased $763,000, or 7.1%, to $11.5 million for the year ended December 31, 2017 from $10.7 million for the year ended December 31, 2016. During the year ended December 31, 2017, we sold $252.8 million of mortgage loans for a gain of $10.4 million and $11.8 million of SBA and USDA loans for gains of $1.0 million, compared to $259.4 million of mortgage loan sales and $10.6 million of SBA and USDA loan sales during the year ended December 31, 2016 for gains of $9.8 million and $839,000, respectively. We realized a 3.8% average premium (gain on sale/sold loans) on the sales of mortgage loans for the year ended December 31, 2017 and 3.8% for the year ended December 31, 2016. Premiums vary from period to period based upon the mix of government Federal Housing Administration (FHA) and Veterans Administration (VA) loans to conventional loans, geographic markets and market interest rates, specifically 10-year U.S. Treasury rates.

Noninterest Expense. Noninterest expense increased $1.8 million, or 8.6%, to $22.7 million for the year ended December 31, 2017 from $20.9 million for the year ended December 31, 2016, due primarily to higher salaries and benefits, data processing fees, advertising and occupancy costs. The increases were primarily related to the expansion of our mortgage banking operations.

Provision for Income Tax. There was a $2.0 million income tax expense recorded for the year ended December 31, 2017 compared to a $4.2 million income tax benefit recorded for the year ended December 31, 2016. Effective December 31, 2017 we recognized a $1.2 million one-time reduction in our deferred tax assets as a result of the reduction in corporate tax rates beginning in 2018 included in the 2017 Tax Cuts and Jobs Act. Effective December 31, 2016, we reversed net deferred tax asset valuation allowances and recognized an income tax benefit based upon our assessment of net deferred tax assets that are more-likely-than-not to be realized. The net deferred tax asset had been offset by an equal valuation allowance from June 2012 through November 2016. In evaluating our ability to realize deferred tax assets, management considered all positive and negative information, including our past operating results and our forecast of future taxable income. In determining future taxable income, management utilizes a budget and forecasting process based upon market and reasonable business assumptions. These assumptions require us to make judgments about our future taxable income that are consistent with the plans and estimates we use to manage our business.

Loans Held for Investment

We originate residential real estate loans, as well as commercial real estate loans, including multi-family residential real estate loans, construction loans, commercial and industrial loans and consumer and other loans. The following tables set forth the composition of our loans held for investment by type at the dates indicated.

	At December 31,								At June 30,
	2017		2016		2015		2014		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate (1)	$214,872	82.0%	$195,814	80.0%	$146,644	75.3%	$129,949	73.7%	$55,103	59.3%	$48,081	52.6%
One- to four-family residential real estate	29,114	11.1%	29,977	12.2%	31,412	16.1%	32,959	18.7%	34,015	36.6%	38,432	42.1%
Commercial and industrial	12,296	4.7%	9,876	4.0%	10,235	5.3%	8,594	4.9%	2,787	3.0%	3,346	3.7%
Consumer and other	5,740	2.2%	9,191	3.8%	6,429	3.3%	4,816	2.7%	1,007	1.1%	1,487	1.6%
Total gross loans	262,022	100.0%	244,858	100.0%	194,720	100.0%	176,318	100.0%	92,912	100.0%	91,346	100.0%
Less:
Unamortized loan fees	(1,010)		(953)		(689)		(621)		(269)		(132)
Allowance for loan losses	(3,117)		(2,506)		(1,894)		(1,707)		(1,645)		(1,824)

Loans held for investment, net	$257,895		$241,399		$192,137		$173,990		$90,998		$89,390

__________________

(1)	Includes multi-family real estate loans.

The following table sets forth the contractual maturities of our loans held for investment at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

			One- to four-family
	Commercial real estate		residential real estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due during the years ending December 31,	(Dollars in thousands)
2018	$24,939	5.43%	$494	5.56%
2019 to 2022	96,350	5.16%	2,289	5.19%
2023 and beyond	93,583	5.21%	26,331	5.27%
	$214,872	5.21%	$29,114	5.27%

	Commercial and industrial		Consumer and other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due during the years ending December 31,	(Dollars in thousands)
2018	$5,482	5.88%	$2,553	5.60%	$33,468	5.51%
2019 to 2022	5,959	5.36%	3,154	5.87%	107,752	5.19%
2023 and beyond	855	5.45%	33	7.06%	120,802	5.23%
	$12,296	5.60%	$5,740	5.76%	$262,022	5.25%

The following table sets forth our fixed and adjustable-rate loans at December 31, 2017 that are contractually due after December 31, 2018.

	Due after December 31, 2018
	Fixed	Adjustable	Total
	(Dollars in thousands)
Commercial real estate	$88,942	$100,991	$189,933
One- to four-family residential real estate	25,736	2,884	28,620
Commercial and industrial	4,194	2,620	6,814
Consumer and other	200	2,987	3,187
	$119,072	$109,482	$228,554

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

Nonperforming Assets. The following table sets forth information regarding our nonperforming assets.

	At December 31,				At June 30,
	2017	2016	2015	2014	2014	2013
Nonaccrual loans	(Dollars in thousands)
Real estate loans:
One- to four-family residential real estate	$679	$649	$1,490	$181	$99	$120
Commercial real estate	3,483	3,719	-	617	327	633
Commercial and industrial loans	1,275	1,600	354	17	17	-
Consumer and other loans	-	-	-	-	-	-
Total nonaccrual loans	5,437	5,968	1,844	815	443	753
Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	-	-	-	-	-	-

Total nonaccrual loans and accruing loans past due 90 days or more	5,437	5,968	1,844	815	443	753
Other real estate (ORE)
One- to four-family residential real estate	-	-	-	-	17	297
Commercial real estate	-	-	306	820	820	1,095
Total other real estate	-	-	306	820	837	1,392
Other nonperforming assets	-	-	-	-	-	-
Total nonperforming assets	$5,437	$5,968	$2,150	$1,635	$1,280	$2,145

Ratios:
Nonperforming loans to gross loans held for investment	2.08%	2.44%	0.95%	0.46%	0.48%	0.82%
Nonperforming assets to total assets	1.62%	1.81%	0.79%	0.66%	0.76%	1.23%
Nonperforming assets to gross loans held for investment and ORE	2.08%	2.44%	1.10%	0.92%	1.37%	2.31%

Two large loan relationships partially secured by real estate comprise $4.6 million, or 84.5%, of the $5.4 million in nonaccrual loans at December 31, 2017, and $3.6 million, or 66%, of the total December 31, 2017 nonaccrual loan balance, is guaranteed by the SBA.

The largest nonaccrual relationship, with a $2.9 million outstanding balance, is a loan to an operating commercial entity that has filed for Chapter 11 bankruptcy protection. The loan is 75% SBA guaranteed and the outstanding balance is collateralized by the real estate and all business assets.

The second largest nonaccrual loan relationship includes two loans to a commercial enterprise that ceased operation in late 2016, with a total $1.7 million book balance as of December 31, 2017. One loan with a contractual balance of $1.1 million is 75% SBA guaranteed. The loans are personally guaranteed by the principal, who has filed for personal protection under Chapter 7 of the bankruptcy code, and his living trust. Collateral includes two operating commercial entities in Arizona, residential condominiums in Arizona and a single family residence in Arizona.

Due to the decrease in nonaccrual loans, the nonperforming asset ratios decreased from December 31, 2016 to December 31, 2017.

Interest income that would have been recorded for the year ended December 31, 2017, had nonaccruing loans been current according to their original terms amounted to $320,000. We recognized $8,000 in interest income on these loans for the year ended December 31, 2017. Of such amounts, $0 was related to troubled debt restructurings for the year ended December 31, 2017.

In addition to nonperforming assets, as of December 31, 2017, 2016, 2015 and 2014, and June 30, 2014 and 2013 we had $0, $0, $0, $483,000, $489,000 and $505,000 accruing troubled debt restructurings, respectively.

 Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	30 to 59	60 to 89	90 Days
	Days	Days	or more
	Past Due	Past Due	Past-Due
	(In thousands)
At December 31, 2017
Commercial real estate	$246	$-	$550
One- to four-family residential real estate	236	117	525
Commercial and industrial	-	-	1,275
Consumer and other	-	-	-
	$482	$117	$2,350

At December 31, 2016
Commercial real estate	$550	$-	$-
One- to four-family residential real estate	108	501	69
Commercial and industrial	1,140	-	461
Consumer and other	-	-	-
	$1,798	$501	$530

At December 31, 2015
Commercial real estate	$-	$-	$-
One- to four-family residential real estate	315	173	788
Commercial and industrial	-	-	-
Consumer and other	-	-	-
	$315	$173	$788

At December 31, 2014
Commercial real estate	$-	$894	$-
One- to four-family residential real estate	945	150	113
Commercial and industrial	-	-	-
Consumer and other	-	-	-
	$945	$1,044	$113

At June 30, 2014
Commercial real estate	$162	$-	$-
One- to four-family residential real estate	-	43	-
Commercial and industrial	-	-	-
Consumer and other	-	-	-
	$162	$43	$-

At June 30, 2013
Commercial real estate	$-	$-	$137
One- to four-family residential real estate	-	45	65
Commercial and industrial	-	-	-
Consumer and other	-	-	-
	$-	$45	$202

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

The following table sets forth our amounts of classified assets and assets designated as special mention as of December 31, 2017, 2016 and 2015.  The classified assets total at December 31, 2017 includes $5.4 million of nonperforming loans. Three large loan relationships partially secured by real estate comprise $5.8 million of classified loans at December 31, 2017, and $4.3 million of those, representing 47% of total classified loans, are guaranteed by the SBA.

	At December 31,
	2017	2016	2015
	(In thousands)
Classified assets:
Substandard loans	$8,529	$11,709	$4,052
Substandard ORE	-	-	306
Substandard assets	8,529	11,709	4,358
Doubtful	550	296	354
Loss	-	-	-
Total classified assets	$9,079	$12,005	$4,712

Special mention	$955	$856	$2,105

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Years Ended				Six Months Ended		Years Ended
	December 31,				December 31, (1)		June 30,
	2017	2016	2015	2014	2014	2013	2014	2013
	(Dollars in thousands)

Balance at beginning of period	$ 2,506	$ 1,894	$ 1,707	$ 1,733	$ 1,645	$ 1,824	$ 1,824	$ 2,437
Provision for (credit to) loan losses	575	1,019	694	50	50	-	-	(121)
Charge-offs:
One- to four-family residential real estate loans	(21)	(141)	(339)	(101)	(14)	-	(86)	(111)
Commercial real estate loans	-	-	-	-	-	(76)	(76)	(383)
Commercial and industrial loans	-	(384)	(359)	-	-	-	-	-
Consumer and other loans	-	-	-	(33)	(1)	(16)	(48)	(187)
Total charge-offs	(21)	(525)	(698)	(134)	(15)	(92)	(210)	(681)
Recoveries:
One- to four-family residential real estate loans	25	2	3	26	26	-	-	46
Commercial real estate loans	1	116	183	30	-	-	30	66
Commercial and industrial loans	31	-	-	-	-	-	-	-
Consumer and other loans	-	-	-	2	1	1	1	77
Total recoveries	57	118	186	58	27	1	31	189
Net (charge-offs) recoveries	36	(407)	(512)	(76)	12	(91)	(179)	(492)

Balance at end of period	$ 3,117	$ 2,506	$ 1,889	$ 1,707	$ 1,707	$ 1,733	$ 1,645	$ 1,824

Allowance for loan losses to
nonperforming loans	57.33%	41.99%	102.71%	209.50%	209.50%	288.83%	371.33%	242.23%
Allowance for loan losses to
total loans	1.19%	1.03%	0.97%	0.97%	0.97%	1.85%	1.77%	2.00%
Allowance for loan losses to
total loans less acquired loans	1.29%	1.19%	1.28%	1.50%	1.50%	1.85%	1.77%	2.00%
Net (charge-offs) recoveries to
average loans outstanding
during the period	0.01%	(0.20)%	(0.25)%	(0.06)%	0.02%	(0.19)%	(0.18)%	(0.45)%

______________________

(1)	Ratios for the six month periods have been annualized.

The ratio of our allowance for loan losses to nonperforming loans increased in the year ended December 31, 2017 due to the 24.4% increase in the allowance for loan losses and the 8.9% decrease in nonperforming loans, and decreased during the year ended December 31, 2016 due primarily to the increase in nonperforming loans.

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

	At December 31,
	2017		2016		2015		2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
			(Dollars in thousands)
One- to four-family residential real estate loans	$567	11.1%	$618	12.2%	$656	16.1%	$388	18.7%
Commercial real estate loans	2,056	82.0%	1,689	80.0%	1,136	75.3%	1,125	73.7%
Commercial and industrial loans	462	4.7%	147	4.0%	64	5.3%	178	4.9%
Consumer and other loans	32	2.2%	52	3.8%	38	3.3%	16	2.7%
Total allocated allowance	$3,117	100.0%	$2,506	100.0%	$1,894	100.0%	$1,707	100.0%

	At June 30,
	2014		2013
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate loans	$375	36.6%	$196	42.1%
Commercial real estate loans	1,126	59.3%	1,568	52.6%
Commercial and industrial loans	129	3.0%	55	3.7%
Consumer and other loans	15	1.1%	5	1.6%
Total allocated allowance	$1,645	100.0%	$1,824	100.0%

Investments

Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At December 31,
	2017		2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities (1)	$21,029	$20,769	$27,525	$27,128	$23,450	$23,271
Agency securities	2,007	1,958	2,589	2,526	3,498	3,459
Municipal obligations	1,672	1,673	1,837	1,845	1,899	1,901
Total	$24,708	$24,400	$31,951	$31,499	$28,847	$28,631

______________________

(1)	Includes Freddie Mac, Ginnie Mae and Fannie Mae.

At December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at December 31, 2017, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Tax-equivalent yield adjustments have not been made for tax-exempt securities, as the effect thereof was not material.

	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More Than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities (1)	$-	-%	$19,150	2.10%	$1,879	2.16%	$-	-%	$21,029	$20,769	2.10%
Agency securities	-	-%	2,007	2.08%	-	-%	-	-%	2,007	1,958	2.08%
Municipal obligations	1,254	2.63%	418	2.33%	-	-%	-	-%	1,672	1,673	2.56%
	$1,254	2.63%	$21,575	2.10%	$1,879	2.16%	$-	-%	$24,708	$24,400	2.13%

__________________

(1) Includes Freddie Mac, Ginnie Mae and Fannie Mae.

Sources of Funds

General. Deposits traditionally have been our primary source of funds for use in lending and investment activities. We also use Federal Home Loan Bank of Dallas advances to supplement cash flow needs, lengthen the maturities of liabilities, for interest rate risk purposes and to manage the cost of funds. Funds are also derived from scheduled loan payments, securities maturities, loan prepayments, loan sales, and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. The following tables set forth the distribution of average total deposits by type, for the periods indicated.

	For the Years Ended December 31,
	2017			2016			2015
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit Type:
Non-interest bearing	$44,285	18.7%	-%	$37,200	16.3%	-%	$24,570	11.8%	-%
Checking	26,521	11.2%	0.49%	31,275	13.7%	0.43%	30,080	14.5%	0.50%
Money market	96,751	40.9%	0.94%	87,387	38.2%	0.88%	63,298	30.5%	0.84%
Savings	5,545	2.4%	0.15%	5,878	2.6%	0.12%	11,420	5.5%	0.34%
Certificates of deposit	63,406	26.8%	1.07%	67,097	29.2%	0.84%	78,091	37.7%	0.84%
Total deposits	$236,508	100.0%	0.78%	$228,837	100.0%	0.77%	$207,459	100.0%	0.50%

As of December 31, 2017, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 was $12.5 million. The $12.5 million excludes $10.0 million of brokered certificates of deposit as an individual investor only invests in $1,000 increments up to the $250,000 insured limit. The following table sets forth the maturity of these certificates of deposit as of December 31, 2017:

At December 31, 2017
(In thousands)
Three months or less	$2,000
Over three through six months	4,633
Over six through twelve months	3,681
Over twelve months	2,216
Total	$12,530

Borrowings. As of December 31, 2017, 2016 and 2015 our borrowings consisted solely of Federal Home Loan Bank of Dallas advances. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Years Ended
	December 31,
	2017	2016	2015
	(Dollars in thousands)
Average amount outstanding during the period	$55,984	$32,894	$20,196
Highest amount outstanding at any month end during the period	$67,000	$75,000	$30,000
Weighted average interest rate during the period	1.07%	0.68%	0.31%
Balance outstanding at end of period	$45,000	$50,000	$13,000
Weighted average interest rate at end of period	1.26%	0.79%	0.41%

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee reviews our asset/liability policies and position and the implementation of interest rate risk strategies.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

●	forward commitments are used to mitigate our exposure to interest rate risk associated with interest rate lock commitments and mortgage loans held for sale in our mortgage banking operation;

●	offering a variety of adjustable rate loan products;

●	using alternate funding sources, such as advances from the Federal Home Loan Bank of Dallas and brokered deposits;

●	maintaining pricing strategies that encourage “core” deposits; and

●	selling longer-term, fixed rate loans into the secondary market.

 By following these strategies, we believe that we are better positioned to react to increases in market interest rates.

Economic Value of Equity. We monitor interest rate risk through the use of a simulation model that estimates the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. The quarterly reports developed in the simulation model assist us in identifying, measuring, monitoring and controlling interest rate risk to ensure compliance within our policy guidelines.

The tables below set forth, as of December 31, 2017 and 2016, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

December 31, 2017				December 31, 2016
Change in				Change in
Interest		Estimated Increase		Interest		Estimated Increase
Rates	Estimated	(Decrease) in EVE		Rates	Estimated	(Decrease) in EVE
(basis points)(1)	EVE (2)	Amount	Percent	(basis points)(1)	EVE (2)	Amount	Percent
(Dollars in thousands)
+300	$50,707	$(5,656)	-10.03%	+300	$38,165	$(3,895)	-9.26%
+ 200	53,206	(3,157)	-5.60%	+ 200	40,073	(1,987)	-4.72%
+ 100	55,071	(1,292)	-2.29%	+ 100	41,328	(732)	-1.74%
-	56,363			-	42,060	-	-
-100	55,563	(800)	-1.42%	-100	40,838	(1,222)	-2.91%

______________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at December 31, 2017, in the event of a 100 basis point decrease in interest rates, we would experience a 1.42% decrease in EVE. In the event of a 200 basis point increase in interest rates at December 31, 2017, we would experience a 5.60% decrease in EVE. At December 31, 2016, in the event of a 100 basis point decrease in interest rates, we would have experienced a 2.91% decrease in EVE. In the event of a 200 basis point increase in interest rates at December 31, 2016, we would have experienced 4.72% increase in EVE.

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

We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2017.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2017, cash and cash equivalents totaled $9.9 million. Available-for-sale securities, which provide additional sources of liquidity, totaled $24.4 million at December 31, 2017. In addition, at December 31, 2017, we had $45.0 million of advances outstanding from the Federal Home Loan Bank of Dallas and the ability to borrow an additional $92.3 million from the FHLB, $9.8 million from The Independent BankersBank (TIB) and $6.0 million from the Pacific Coast Bankers Bank (PCBB).

At December 31, 2017, we had $64.6 million in loan commitments outstanding, of which $13.9 million is for construction loans, and $27.4 million is commitments to originate and sell loans held for sale. In addition to commitments to originate loans, we had $13.6 million in unused lines of credit.

Time deposits due within one year of December 31, 2017 totaled $31.9 million, or 50.6% of total time deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us, either as certificates of deposit or as other deposit products. We expect that we will be able to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of Dallas.

During the year ended December 31, 2017 net cash provided by operating activities was $15.4 million representing net income adjusted for non-cash items. The largest outgoing cash flow was $254.3 million in funding of loans held for sale and the largest cash inflow was the $276.3 million in proceeds from sales of loans held for sale.

Our primary investing activities are the origination of loans and the purchase of securities. In the years ended December 31, 2017 and 2016, we originated $373.7 million and $391.5 million of loans and purchased $6.1 million and $10.4 million of securities, respectively. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $11.0 million during the year ended December 31, 2017 due primarily to the increase in savings and NOW deposits.  Federal Home Loan Bank advances decreased $5.0 million during the year ended December 31, 2017.

Bank 34 is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2017, Bank 34 exceeded all regulatory capital requirements. Bank 34 is categorized as “well-capitalized” under regulatory guidelines.

The $15.9 million net proceeds from the October 2016 stock offering significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity has been reduced as net proceeds from the stock offering have been for general corporate purposes, including funding loans.  Our financial condition and results of operations have been enhanced by the net proceeds from the stock offering through higher net interest-earning assets and net interest income.  However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity has been adversely affected by the stock offering.

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

Derivative Financial Instrument. We use forward commitments to mitigate our exposure to interest rate risk associated with interest rate lock commitments and mortgage loans held for sale in our mortgage banking operation.

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

Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control — Integrated Framework (2013).  Based on such assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based upon those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Bancorp 34, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bancorp 34, Inc. (the “Company”) as of December 31, 2017, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Scottsdale, Arizona

March 14, 2018

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bancorp 34, Inc.

Alamogordo, New Mexico

We have audited the accompanying consolidated balance sheet of Bancorp 34, Inc. (the “Company”) as of December 31, 2016, and the related consolidated statement of comprehensive income, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Briggs & Veselka Co.

Houston, Texas

March 22, 2017

BANCORP 34, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
Cash and due from banks	$4,988,178	$4,766,344
Interest-bearing deposits with banks	4,885,000	11,645,000
Total cash and cash equivalents	9,873,178	16,411,344

Available-for-sale securities, at fair value	24,399,881	31,499,132
Loans held for sale	15,423,670	14,221,163

Loans held for investment	261,012,786	243,905,382
Allowance for loan losses	(3,117,190)	(2,506,033)
Loans held for investment, net	257,895,596	241,399,349

Premises and equipment, net	10,120,904	10,113,470
Stock in financial institutions, restricted, at cost	3,825,861	3,575,061
Accrued interest receivable	838,960	790,085
Deferred income taxes, net	2,191,526	4,317,017
Bank owned life insurance	10,135,672	5,481,168
Core deposit intangible, net	220,664	282,932
Prepaid and other assets	1,294,606	776,477

TOTAL ASSETS	$336,220,518	$328,867,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$37,502,593	$36,426,382
Savings and NOW deposits	135,009,406	124,535,039
Time deposits	63,049,334	63,560,582
Total deposits	235,561,333	224,522,003

Federal Home Loan Bank advances	45,000,000	50,000,000
Escrows	296,847	315,175
Accrued interest and other liabilities	4,391,649	3,253,443
Total liabilities	285,249,829	278,090,621

Commitments and contingencies (note 11)	-	-

Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 authorized, 0 issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 authorized, 3,490,672 and 3,438,190 issued and outstanding, respectively	34,907	34,382
Additional paid-in capital	26,849,822	27,161,856
Retained earnings	26,060,598	25,700,007
Accumulated other comprehensive loss, net of tax	(274,266)	(363,437)
Unearned employee stock ownership plan (ESOP) shares	(1,700,372)	(1,756,231)
Total stockholders’ equity	50,970,689	50,776,577

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$336,220,518	$328,867,198

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016
Interest income
Interest and fees on loans	$15,221,018	$12,923,716
Interest on securities	528,936	473,242
Interest on other interest-earning assets	214,608	104,860
Total interest income	15,964,562	13,501,818

Interest expense
Interest on deposits	1,672,541	1,475,738
Interest on borrowings	599,430	208,316
Total interest expense	2,271,971	1,684,054

Net interest income	13,692,591	11,817,764
Provision for loan losses	575,000	1,019,000

Net interest income after provision for loan losses	13,117,591	10,798,764

Noninterest income
Gain on sale of loans	11,450,457	10,687,005
Service charges and fees	367,497	362,007
Loss on sale and impairments of other real estate	-	(89,779)
Loss on sale of securities	(176,089)	-
Bank owned life insurance income	211,484	173,826
Other	52,915	80,202
Total noninterest income	11,906,264	11,213,261

Noninterest expense
Salaries and benefits	14,415,349	13,142,030
Occupancy	1,942,822	1,814,149
Data processing fees	2,344,092	2,024,867
FDIC and other insurance expense	186,650	232,028
Professional fees	1,415,932	1,414,163
Advertising	453,976	310,333
Net other real estate expenses	80	4,043
Other	1,935,935	1,946,875
Total noninterest expense	22,694,836	20,888,488

Income before income taxes	2,329,019	1,123,537
Provision (benefit) for income taxes	1,968,428	(4,171,590)

NET INCOME	360,591	5,295,127

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	89,171	(147,390)

COMPREHENSIVE INCOME	$449,762	$5,147,737

Earnings per common share
Basic	$0.11	$1.57
Diluted	$0.11	$1.57

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated
				Other
		Additional		Comprehensive		Unearned	Total
	Common	Paid-In	Retained	Income	Treasury	ESOP	Stockholders'
	Stock	Capital	Earnings	(Loss)	Stock	Shares	Equity

BALANCE, DECEMBER 31, 2015	$168,513	$9,713,894	$20,404,880	$(216,047)	$(139,332)	$(288,184)	$29,643,724

Net income	-	-	5,295,127	-	-	-	5,295,127
Unrealized (loss) on available-for-sale securities	-	-	-	(147,390)	-	-	(147,390)
Amortization of equity awards	-	13,167	-	-	-	35,533	48,700
Second-step conversion and stock offering	(134,131)	17,434,795	-	-	139,332	(1,503,580)	15,936,416
BALANCE, DECEMBER 31, 2016	$34,382	$27,161,856	$25,700,007	$(363,437)	$-	$(1,756,231)	$50,776,577

Net income	-	-	360,591	-	-	-	360,591
Unrealized gain on available-for-sale securities	-	-	-	89,171	-	-	89,171
Stock option exercise	57	55,257	-	-	-	-	55,314
Restricted stock awards	748	(748)	-	-	-	-	-
Amortization of equity awards	-	47,577	-	-	-	55,859	103,436
Share repurchase	(280)	(414,120)	-	-	-	-	(414,400)
BALANCE, DECEMBER 31, 2017	$34,907	$26,849,822	$26,060,598	$(274,266)	$-	$(1,700,372)	$50,970,689

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
Cash flows from operating activities
Net income	$360,591	$5,295,127
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	677,551	606,918
Stock dividend on financial institution stock	(53,600)	(21,014)
Loss on sale and impairments of other real estate	-	89,779
Amortization of premiums and discounts on securities, net	413,090	554,513
Amortization of ESOP award	78,737	48,700
Amortization of stock-based compensation	24,699	-
Amortization of core deposit intangible	62,268	79,848
Loss on sale of available-for-sale securities	176,089	-
Gain on sale of loans	(11,450,457)	(10,687,005)
Proceeds from sale of loans held for sale	276,322,001	280,672,817
Funding of loans held for sale	(254,247,735)	(267,072,214)
Provision for loan losses	575,000	1,019,000
Net appreciation on bank-owned life insurance	(154,504)	(126,154)
Deferred income tax expense (benefit)	2,191,457	(4,228,571)
Changes in operating assets and liabilities:
Accrued interest receivable	(48,875)	(91,181)
Income taxes receivable	-	(41,019)
Prepaid and other assets	(638,832)	204,641
Accrued interest and other liabilities	1,138,205	615,948
Net cash provided by operating activities	15,425,685	6,920,133

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	5,823,104	6,711,717
Proceeds from sales of available-for-sale securities	6,933,361	-
Purchases of available-for-sale securities	(6,102,485)	(10,370,646)
Net change in loans held for investment	(28,897,562)	(55,956,151)
Purchases of premises and equipment	(684,986)	(919,060)
Purchase of bank owned life insurance	(4,500,000)	-
Purchases of stock in financial institutions	(197,200)	(2,007,200)
Net proceeds from sales of other real estate	-	411,778
Net cash (used for) investing activities	(27,625,768)	(62,129,562)

Cash flows from financing activities
Net change in deposits	11,039,330	(1,178,311)
Net change in escrows	(18,327)	37,804
Issuance of common stock	55,314	15,936,416
Common stock repurchases	(414,400)	-
Net change in Federal Home Loan Bank advances	(5,000,000)	37,000,000
Net cash provided by financing activities	5,661,917	51,795,909

Net (decrease) in cash and cash equivalents	(6,538,166)	(3,413,520)

Cash and cash equivalents, beginning of period	16,411,344	19,824,864

Cash and cash equivalents, end of period	$9,873,178	$16,411,344

Supplemental disclosures:
Interest on deposits and advances paid	$2,264,168	$1,684,054
Income taxes paid	$88,696	$98,000
Noncash investing and financing activities:
Transfers of loans to other real estate	$-	$195,558

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

The Bank provides a variety of banking services to individuals and businesses through its full-service branches in Alamogordo and Las Cruces, New Mexico, and Scottsdale and Peoria, Arizona. The Bank also operates ten residential mortgage and commercial loan production offices, one each in El Paso, Texas, Phoenix, Arizona, Yuma, Arizona, Albuquerque, New Mexico, Rio Rancho, New Mexico, Tubac, Arizona, Medford, Oregon, West Linn, Oregon, Puyallup, Washington, and Lynnwood, Washington.

A large portion of the Bank’s New Mexico loans are secured by real estate in Otero and Dona Ana Counties. The economy for these counties is heavily dependent on two U.S. Government military installations located in those counties. Accordingly, the ultimate collectability of the Bank’s New Mexico loans is susceptible to changes in U.S. Government military operations in southern New Mexico.

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

Significant estimates include, but are not limited to, allowance for loan losses, useful lives used in depreciation and amortization, deferred income taxes and related valuation allowance and core deposit intangibles.

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

Available for Sale Securities – The Company reviews its financial position, liquidity, and future plans in evaluating the criteria for classifying securities. Available-for-sale securities consist of bonds, notes, debentures, mortgage-backed securities, municipal obligations and certain equity securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders’ equity. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines in the fair value of individual available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the expected life of the security.

Mortgage Banking Operations – The Company originates residential mortgage loans. Those operations include loan application, processing, documentation, underwriting, funding and the sale of loans to investors in the secondary market. Net operating income from mortgage banking operations include charges for loan origination and other fees, interest income, income (loss) on derivatives, and gain on sale of mortgage loans, less costs of loan originations and sales.

 Loans Held for Sale – Loans held for sale includes one- to four-family residential real estate loans, and periodically, a portion of Small Business Administration (“SBA”) loans the Bank intends to sell.  At December 31, 2017, such loans were carried at fair value, and at Decmeber 31, 2016 they were carried at the lower of aggregate cost or fair value. Gains and losses on the sale of mortgage loans are recognized upon sale and are determined by the difference between the sales proceeds and carrying value of the loans. These loans are generally sold within seven to 14 days of origination. Net unrealized losses, if any, are recorded as a valuation allowance and charged to operations. The December 31, 2017 and 2016 loans held for sale portfolio totaled $15.4 million and $14.2 million, respectively, all of which were one- to four-family residential real estate loans.

Derivative Financial Instruments - In connection with its mortgage banking operation, the Company has the following free standing derivative financial instruments which are carried at fair value and included in Prepaid and other assets or Other liabilities in the Consolidated Balance Sheets with fair value changes recorded in Gain on sale of loans in the Consolidated Statement of Comprehensive Income:

●

Interest Rate Lock Commitments – The Company enters into Interest Rate Lock Commitments (“IRLC’s”) to set mortgage loan interest rates with its mortgage loan customers prior to funding.  The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage is executed and is adjusted for the expected exercise of the commitment before the loan is funded.

●

Forward Commitments – The Company enters into forward commitments as part of its strategy to manage its exposure to changes in interest rates related to its interest rate lock commitments provided to customers to fund mortgages and on mortgage loans held for sale. These forward commitments have not been designated as hedges for accounting purposes under GAAP.

The fair value of these mortgage derivatives are estimated based upon changes in mortgage interest rates from the date the interest rate on the loan is locked.  Changes in the fair values of these derivatives are recorded in the Gain on Sale of Loans.

Loans Held for Investment – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific allowances and net of any deferred fees or costs. Loans are considered past due or delinquent based on the contractual terms in the loan agreement and how recently repayments have been received. Interest income is recognized based upon principal amounts outstanding. The accrual of interest is discontinued at the time the loan is 90 days past due or when, in the opinion of management, there is doubt about the ability of the borrower to pay interest or principal, unless the credit is well secured and in process of collection. Interest previously accrued but uncollected on such loans is reversed and charged against current income. Subsequent interest collected on such loans is credited to loan principal if, in the opinion of management, collectability of principal is doubtful; otherwise, the interest collected is recognized as income and resumption of interest accruals may occur. Loans are charged-off as uncollectible when, in the opinion of management, collectability of principal is improbable. Personal loans are typically charged off when no later than 180 days past due.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

Allowance for Loan Losses – The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio; credit concentrations; trends in historical loss experience; and specific impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on the current level of net loan losses, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

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

Stock in Financial Institutions - The Bank has investments in other financial institutions including the FHLB and other correspondent banks. The Bank is a member of Federal Home Loan Bank (FHLB) system. Members are required to own stock in the FHLB. The level of stock ownership is based on the level of borrowing and other factors, and member banks may invest in additional amounts at times. Financial institution stock is carried at cost, is classified as a restricted security and is periodically evaluated for impairment based on ultimate recovery. Cash and stock dividends are recorded in Other income in the Consolidated Statement of Comprehensive Income.

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

Other Real Estate (ORE) – ORE consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at fair value based on appraisal value less estimated sales costs. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses; any subsequent valuation adjustments are charged to expense, and the basis of the properties is reduced accordingly. These properties are not held for the production of income and, therefore, are not depreciated. Significant improvements expected to increase the resale value are capitalized and added to the value of the property.

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

●

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

Escrow Accounts – Funds collected from loan customers for insurance, real estate taxes and other purposes are maintained in escrow accounts and carried as a liability in the Consolidated Balance Sheets. These funds are periodically remitted to the appropriate entities to satisfy those claims.

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

Advertising Cost – The Bank conducts direct and non-direct response advertising and purchases prospective customer lists from various sources. These costs are expensed as incurred. Advertising costs for the years ended December 31, 2017 and 2016 were $454,000 and $300,000.

Employee Stock Ownership Plan (ESOP) – The Bank sponsors an internally leveraged ESOP. The cost of shares issued to the ESOP but not yet released is shown as unearned employee stock ownership plan (ESOP) shares, an element of stockholders’ equity in our consolidated balance sheets. As shares are committed to be released, compensation expense is recorded equal to the fair value of the shares, and the shares become outstanding for purposes of earnings per share calculations. To the extent that the fair value of ESOP shares committed differs from the cost of such shares, the difference is charged or credited to additional paid-in capital in stockholders’ equity.

Since the Bank is the primary source of repayment on ESOP loans, the Bank records the note payable and an equal contra-equity account on its balance sheet and interest expense and ESOP benefit plan expense on its statement of comprehensive income equal to the annual loan payments. As inter-company borrowings, all bank-recorded balance sheet items, Bancorp 34 interest income and Bank 34 interest expense on the ESOP loan are eliminated in consolidation. Bancorp 34 consolidated financials include a contra-equity account with a balance equal to the purchase price of all unallocated shares in the ESOP.

Cash dividends on unallocated shares are charged to compensation expense and used to make payments on the ESOP loan which releases shares to be allocated to participant accounts in proportion to their account balances. Cash dividends paid on allocated shares are recorded as a reduction of retained earnings and, at the direction of the employer may be: a) credited directly to participant accounts in proportion to their account balances, or b) distributed directly to participants (outside the plan) in proportion to their account balances, or c) used to make payments on the ESOP loan requiring the release of shares with at least a similar fair market value be allocated to participant accounts. In addition, participants have the right to receive an immediate distribution of their vested cash dividends paid on shares of common stock credited to their accounts.

Other Stock-Based Compensation – The Company has stock-based compensation plans which provide for the award of various benefits to Directors and employees, including restricted stock and options to purchase stock. Each award is separated into vesting tranches and compensation expense is recognized based on the fair value at the date of grant for each tranche on a straight-line basis over the vesting period reduced for estimated forfeitures. The fair value of stock option awards granted is estimated using the Black-Scholes-Merton option pricing model using inputs including the option exercise price and risk free rate of return, and assumptions for expected dividend yield, expected stock price volatility and the expected life of the awards. The closing market price of the Company’s stock on the date of grant is the exercise price for the stock options and the estimated fair value of the restricted stock awards. Expense is recognized over the required service period, defined as the vesting period. For awards with graded vesting, expense is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s accounting policy is to recognize expense net of estimated forfeitures.

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

Earnings per Common Share - Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. The state of Maryland does not allow treasury shares; therefore, shares repurchased are removed from issued and outstanding immediately and would not be considered outstanding. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Earnings per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements. The Company has restricted stock awards that participate in dividends (“participating securities”), and is required to apply the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period.

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

Summary of Recent Accounting Pronouncements:

Bancorp 34 is an emerging growth company and has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. The Company expects to lose its status as an emerging growth company on August 29, 2019, five years after the Bank 1440 acquisition.

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

Financial Instruments – In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The amendment has a number of provisions including the requirements that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, a separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans receivables), and eliminating the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendment is effective for annual and interim reporting periods beginning after December 15, 2017 and is not expected to have a significant impact to the Company’s consolidated financial statements.

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

Premium on Callable Debt - In March 2017, the FASB issued ASU No. 2017-08, “Receivables–Nonrefundable Fees and Other Costs (Subtopic 310-20)” to shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Currently, entities generally amortize the premium as a yield adjustment over the contractual life of the security. The guidance does not change the accounting for callable debt securities held at a discount. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including in an interim period. ASU 2017-08 is not expected to have a significant impact on our consolidated financial statements.

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

Reporting Tax Effects of Tax Cuts and Jobs Act - In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” that helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the 2017 Tax Cuts and Jobs Act. The ASU provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The ASU requires financial statement preparers to disclose a description of the accounting policy for releasing income tax effects from AOCI, whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act, and information about the other income tax effects that are reclassified. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. ASU 2018-02 is not expected to have a significant impact on our consolidated financial statements.

NOTE 2 – RESTRICTIONS ON CASH AND DUE FROM BANKS

Banks are required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2017 and 2016 were $621,000 and $1.3 million, respectively, and is included in cash and cash equivalents in the consolidated balance sheets.

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities have been classified in the consolidated balance sheets according to management’s intent at December 31, 2017 and 2016. The carrying amount of such securities and their approximate fair values were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2017
Available-for-sale securities:
Mortgage-backed securities	$21,028,794	$12,757	$(272,959)	$20,768,592
U.S. Government agencies	2,006,786	44	(49,047)	1,957,783
Municipal obligations	1,672,277	2,584	(1,355)	1,673,506

	$24,707,857	$15,385	$(323,361)	$24,399,881

December 31, 2016
Available-for-sale securities:
Mortgage-backed securities	$27,524,834	$45,866	$(442,303)	$27,128,397
U.S. Government agencies	2,588,843	-	(63,107)	2,525,736
Municipal obligations	1,837,337	7,823	(161)	1,844,999

	$31,951,014	$53,689	$(505,571)	$31,499,132

Gross proceeds from the sale of available-for-sale securities and resulting gains and losses were as follows:

	Year Ended December 31,
	2017	2016

Proceeds from sale	$6,933,361	$-
Sales gains	$3,618	$-
Sales losses	$(179,707)	$-

Amortized cost and fair value of securities by contractual maturity as of December 31, 2017 and 2016 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$1,254,321	$1,256,906	$121,744	$121,884
Due after one to five years	21,574,631	21,306,086	29,365,434	28,889,086
Due after five to ten years	1,878,905	1,836,889	2,463,836	2,488,162

Totals	$24,707,857	$24,399,881	$31,951,014	$31,499,132

At December 31, 2017 and 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2017 and 2016, mortgage-backed securities included collateralized mortgage obligations of $10.0 million and $10.1 million, respectively, which are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position.

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$3,468,607	$(39,099)	$9,763,879	$(233,860)	$13,232,486	$(272,959)
U.S. Government agencies	-	-	1,548,481	(49,047)	1,548,481	(49,047)
Municipal obligations	416,600	(1,355)	-		416,600	(1,355)

Total temporarily impaired securities	$3,885,207	$(40,454)	$11,312,360	$(282,907)	$15,197,567	$(323,361)

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$17,377,335	$(337,092)	$5,351,384	$(105,211)	$22,728,719	$(442,303)
U.S. Government agencies	2,525,737	(63,107)	-	-	2,525,737	(63,107)
Municipal obligations	20,054	(161)	-	-	20,054	(161)

Total temporarily impaired securities	$19,923,126	$(400,360)	$5,351,384	$(105,211)	$25,274,510	$(505,571)

At December 31, 2017 and 2016, all of the government agencies and mortgage-backed securities held by the Company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2017.

Loans and securities carried at approximately $137.9 million at December 31, 2017 were pledged to secure FHLB advances. In addition, securities carried at approximately $4.4 million at December 31, 2017 were pledged to secure public deposits.

NOTE 4 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	December 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$214,871,788	82.0%	$195,814,205	80.0%
One- to four-family residential real estate	29,114,060	11.1%	29,976,625	12.2%
Commercial and industrial	12,296,308	4.7%	9,876,020	4.0%
Consumer and other	5,740,352	2.2%	9,191,249	3.8%
Total gross loans	262,022,508	100.0%	244,858,099	100.0%
Unamortized loan fees	(1,009,722)		(952,717)
Loans held for investment	261,012,786		243,905,382
Allowance for loan losses	(3,117,190)		(2,506,033)
Loans held for investment, net	$257,895,596		$241,399,349

At December 31, 2017 and 2016 commercial real estate loans include construction loans of $14.7 million and $7.9 million, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans as of December 31, 2017 and 2016:

	As of December 31, 2017
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	2,055,911	567,290	462,406	31,583	3,117,190

Total	$2,055,911	$567,290	$462,406	$31,583	$3,117,190

Gross loans
Ending balance: individually evaluated for impairment	$3,483,078	$679,184	$1,274,710	$-	$5,436,972
Ending balance: collectively evaluated for impairment	211,388,710	28,434,876	11,021,598	5,740,352	256,585,536
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-
Total	$214,871,788	$29,114,060	$12,296,308	$5,740,352	$262,022,508

	As of December 31, 2016
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	1,688,448	617,912	147,371	52,302	2,506,033

Total	$1,688,448	$617,912	$147,371	$52,302	$2,506,033

Gross loans
Ending balance: individually evaluated for impairment	$3,441,874	$1,744,062	$801,078	$194,068	$6,181,082
Ending balance: collectively evaluated for impairment	192,372,331	28,232,563	9,074,942	8,997,181	238,677,017
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-
Total	$195,814,205	$29,976,625	$9,876,020	$9,191,249	$244,858,099

The following is a summary of activities for the allowance for loan losses for the years ended December 31, 2017 and 2016:

	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Balance December 31, 2015	$1,136,458	$656,089	$63,527	$38,122	$1,894,196

Provision for loan losses	435,865	100,548	468,407	14,180	1,019,000

Charge-offs	-	(140,725)	(384,563)	-	(525,288)
Recoveries	116,125	2,000	-	-	118,125
Net recoveries (charge-offs)	116,125	(138,725)	(384,563)	-	(407,163)

Balance December 31, 2016	$1,688,448	$617,912	$147,371	$52,302	$2,506,033

Provision for loan losses	366,263	(54,777)	284,233	(20,719)	575,000

Charge-offs	-	(20,845)	-	-	(20,845)
Recoveries	1,200	25,000	30,802	-	57,002
Net recoveries	1,200	4,155	30,802	-	36,157

Balance December 31, 2017	$2,055,911	$567,290	$462,406	$31,583	$3,117,190

Nonperforming Assets – The following tables present an aging analysis of the recorded investment of past due loans as of December 31, 2017 and 2016. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, loans past due 90 days or more no longer accrue interest.

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

December 31, 2017
Commercial real estate	$246,154	$-	$550,000	$796,154	$214,075,634	$214,871,788
One- to four-family residential real estate	235,561	116,977	525,532	878,070	28,235,990	29,114,060
Commercial and industrial	-	-	1,274,710	1,274,710	11,021,598	12,296,308
Consumer and other	-	-	-	-	5,740,352	5,740,352

Totals	$481,715	$116,977	$2,350,242	$2,948,934	$259,073,574	$262,022,508

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

December 31, 2016
Commercial real estate	$550,000	$-	$-	$550,000	$195,264,205	$195,814,205
One- to four-family residential real estate	108,080	501,316	68,906	678,302	29,298,323	29,976,625
Commercial and industrial	1,139,634	-	461,021	1,600,655	8,275,365	9,876,020
Consumer and other	-	-	-	-	9,191,249	9,191,249

Totals	$1,797,714	$501,316	$529,927	$2,828,957	$242,029,142	$244,858,099

 The following table sets forth nonaccrual loans and other real estate at December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016

Nonaccrual loans
Commercial real estate	$3,483,078	$3,718,686
One- to four-family residential real estate	679,184	648,880
Commercial and industrial	1,274,710	1,600,655
Consumer and other	-	-
Total nonaccrual loans	5,436,972	5,968,221
Other real estate (ORE)	-	-

Total nonperforming assets	$5,436,972	$5,968,221

Nonperforming assets to gross loans held for investment and ORE	2.08%	2.44%
Nonperforming assets to total assets	1.62%	1.81%

Two large loan relationships partially secured by real estate comprise $4.6 million, or 84.5%, of the $5.4 million in nonaccrual loans at December 31, 2017, and $3.6 million, or 66%, of the total December 31, 2017 nonaccrual loan balance, is guaranteed by the SBA.

Credit Quality Indicators – The following table represents the credit exposure by internally assigned grades at December 31, 2017 and 2016. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

	As of December 31, 2017
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$208,395,458	$27,400,698	$10,624,210	$5,568,633	$251,988,999
Special mention	911,571	43,382	-	-	954,953
Substandard	5,014,759	1,669,980	1,672,098	171,719	8,528,556
Doubtful	550,000	-	-	-	550,000
Loss	-	-	-	-	-

Totals	$214,871,788	$29,114,060	$12,296,308	$5,740,352	$262,022,508

	As of December 31, 2016
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$187,069,284	$28,232,563	$7,697,960	$8,997,181	$231,996,988
Special mention	523,207	65,457	267,327	-	855,991
Substandard	8,221,714	1,678,605	1,614,733	194,068	11,709,120
Doubtful	-	-	296,000	-	296,000
Loss	-	-	-	-	-

Totals	$195,814,205	$29,976,625	$9,876,020	$9,191,249	$244,858,099

The Bank’s internally assigned grades are as follows:

Pass – Strong credit with no existing or known potential weaknesses deserving of management’s close attention.

Special Mention – Potential weaknesses that deserve management’s close attention. Borrower and guarantor's capacity to meet all financial obligations is marginally adequate or deteriorating.

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

	As of December 31, 2017
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$3,483,078	$3,483,078	$-	$3,521,421
One- to four-family residential real estate	679,184	679,184	-	684,632
Commercial and industrial	1,274,710	1,274,710	-	1,297,740
Consumer and other	-	-	-	-
	$5,436,972	$5,436,972	$-	$5,503,793

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$3,483,078	$3,483,078	$-	$3,521,421
One- to four-family residential real estate	679,184	679,184	-	684,632
Commercial and industrial	1,274,710	1,274,710	-	1,297,740
Consumer and other	-	-	-	-
	$5,436,972	$5,436,972	$-	$5,503,793

	As of December 31, 2016
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$3,718,686	$3,718,686	$-	$1,385,277
One- to four-family residential real estate	648,880	648,880	-	656,495
Commercial and industrial	1,600,655	1,600,655	-	1,075,536
Consumer and other	-	-	-	-
	$5,968,221	$5,968,221	$-	$3,117,308

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$3,718,686	$3,718,686	$-	$1,385,277
One- to four-family residential real estate	648,880	648,880	-	656,495
Commercial and industrial	1,600,655	1,600,655	-	1,075,536
Consumer and other	-	-	-	-
	$5,968,221	$5,968,221	$-	$3,117,308

During the years ended December 31, 2017 and 2016, no interest income was recognized on these loans as interest collected was credited to loan principal.

Certain loans within the Company’s loan and ORE portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at December 31, 2017 and 2016.

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

There were no troubled debt restructurings as of December 31, 2017 and 2016.

NOTE 5 – STOCK IN FINANCIAL INSTITUTIONS

The Bank has stock in the Federal Home Loan Bank (FHLB) of Dallas, The Independent Bankers Bank (TIB) and Pacific Coast Bankers’ Bancshares (PCBB). The carrying value of the stocks at December 31, 2017 and 2016 was $3.8 million and $3.6 million, respectively, and is accounted for using the cost basis of accounting. The Bank is required to maintain minimum levels of FHLB stock based on various factors, including the amount of mortgage assets and the Bank’s total assets.

NOTE 6 – PREMISES AND EQUIPMENT, NET

Components of premises and equipment, net included in the consolidated balance sheets were as follows:

	At December 31,	At December 31,
	2017	2016

Cost:
Land and improvements	$2,452,807	$2,452,807
Building and improvements	12,218,857	11,649,269
Furniture and equipment	2,266,934	2,242,897
Automobiles	137,635	137,303
Total cost	17,076,233	16,482,276
Accumulated depreciation and amortization	(6,955,329)	(6,368,806)

Net book value	$10,120,904	$10,113,470

Depreciation and amortization expense was $678,000 and $607,000 for the years ended December 31, 2017 and 2016, respectively.

NOTE 7 – CORE DEPOSIT INTANGIBLE

The gross carrying value and accumulated amortization of core deposit intangible is as follows:

	December 31,
	2017	2016

Gross carrying value	$502,000	$502,000
Less accumulated amortization	(281,336)	(219,068)

Total	$220,664	$282,932

Amortization of core deposit intangible was $62,000 and $80,000 for the years ended December 31, 2017 and 2016, respectively.

The future amortization expense related to core deposit intangible remaining as of December 31, 2017 is as follows:

Year one	$48,556
Year two	39,057
Year three	35,443
Year four	35,443
Year five	35,443
Thereafter	26,722
Total	$220,664

NOTE 8 – TIME DEPOSITS

Maturities of time deposits were as follows:

	At December 31, 2017		At December 31, 2016

	Weighted-		Weighted-
	Average		Average
Maturity	Rate	Amount	Rate	Amount

One year or less	1.06%	$31,916,859	0.84%	$39,693,113
Over one through three years	1.28%	27,678,266	0.93%	18,866,903
Over three through five years	1.26%	3,454,209	1.17%	5,000,566
Over five years	-%	-	-%	-

	1.17%	$63,049,334	0.90%	$63,560,582

At December 31, 2017 and 2016, the Bank had $12.5 million and $11.8 million, respectively, in time deposits of $250,000 or more. At December 31, 2017 and 2016, $10.3 million and $6.7 million, respectively, of such time deposits mature within one year.

Interest expense on time deposits in denominations of $250,000 or more amounted to $80,000 and $74,000 for the years ended December 31, 2017 and 2016, respectively.

NOTE 9 – BORROWINGS

The Bank has established a borrowing line with the FHLB of Dallas. As of December 31, 2017 and 2016, the Bank had outstanding advances totaling $45.0 million and $50.0 million, respectively, carrying interest rates from 0.90% to 1.46% at December 31, 2017 and 0.56% to 1.32% at December 31, 2016. As of December 31, 2017, the Bank had unused credit available under the FHLB blanket pledge agreement of $92.3 million. The following are maturities of outstanding FHLB advances at December 31, 2017 and 2016:

	At December 31,
Maturity	2017	2016
Year one	$35,000,000	$30,000,000
Year two	-	10,000,000
Year three	10,000,000	-
Year four	-	10,000,000
Total	$45,000,000	$50,000,000

The Bank has two lines of credit available with other financial institutions of $6.0 and $9.8 million, respectively, with no outstanding balances at December 31, 2017 and 2016.

NOTE 10 – DERIVATIVES

In connection with its mortgage banking operation, the Company enters into the following derivatives to mitigate exposure to interest rate risk. These derivatives are not designated as hedge accounting under GAAP and accordingly the fair value of these derivatives is included in Prepaid and other assets or Other liabilities in the Consolidated Balance Sheets with fair value changes recorded in Gain on sale of loans in the Consolidated Statement of Comprehensive Income:

Forward Commitments - At December 31, 2017 the Company had aggregate forward commitments with a notional value of $13.5 million and a fair value liability of $15,820. There were no derivative instruments outstanding at December 31, 2016.

Interest Rate Lock Commitments - The Company had Interest Rate Lock Commitments (“IRLC”) to set mortgage loan interest rates with its mortgage loan customers prior to funding. At December 31, 2017, the IRLC's had a fair value of $183,000 and a notional value of $11.9 million.

The following table shows the fair value of derivatives included in Gain on sale of loans in the Consolidated Statement of Comprehensive Income:

	For the Years Ended December 31,
	2017	2016
Forward Commitments	$25,806	$-
Interest rate lock commitments	183,087	-
Total	$208,893	$-

The following table shows the fair value of derivatives included in Prepaid and other assets in the Consolidated Balance Sheets:

	At December 31,
	2017		2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Commitments (liability included in Other Liabilities)	$13,500,000	$(15,820)	$-	$-
Interest rate lock commitments (asset included in Other Assets)	11,900,000	183,087	-	-
Total	$25,400,000	$167,267	$-	$-

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk are as follows:

	At December 31,
	2017	2016

Commitments to originate and sell mortgage loans	$27,440,793	$27,206,868
Commitments to extend credit	23,425,182	27,430,757
Unused lines of credit	13,576,993	8,662,628
Standby Letters of Credit	125,000	-
Totals	$64,567,968	$63,300,253

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

NOTE 12 – LEASES

The Bank has noncancelable operating leases that expire over the next five years that require the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for leases was $787,000 and $701,000 for the years ended December 31, 2017 and 2016, respectively.

Approximate future minimum rental commitments under noncancelable leases are:

For the Years Ending
December 31,	Amount

2018	$965,180
2019	784,136
2020	563,419
2021	495,179
2022	365,494
Total	$3,173,408

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

Profit sharing plan expense was $381,000 and $251,000 for the years ended December 31, 2017 and 2016, respectively.

Employee Stock Ownership Plan – The ESOP covers substantially all employees that meet certain age and service requirements. Under the plan, annual retirement expense is generally defined as a percentage of employee compensation, net of forfeitures from employees who have terminated employment.

In October 2016, the ESOP borrowed $1.5 million from the Company to purchase 150,358 shares of common stock from the Company at $10 per share. Bancorp 34 accepted a $1.8 million note from the ESOP secured by all unallocated shares in the plan with a 30-year repayment term. The principal balance includes $1.5 million used to purchase stock in 2016 and $266,000 used to pay off already outstanding ESOP loans used to purchase shares in 2012 and 2014. Principal and interest payments on the note are made every December 31 and the interest rate on the loan adjusts annually on January 1st to the prime rate of interest as published in the Wall Street Journal. The Bank makes at least annual discretionary contributions to the ESOP and the ESOP uses all funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation for that plan year. At the discretion of the employer, participants may receive the shares, cash, or a combination of stock and cash at the end of employment.

In the twelve months ended December 31, 2014 and the fiscal year ended June 30, 2014, the Company sold 13,948 treasury shares to the ESOP.

Shares held by the ESOP at December 31, 2017 and 2016 were as follows:

	At December 31,
	2017	2016

Allocated and committed to be allocated to participants	31,578	26,956
Unallocated/unearned	176,102	181,887

Total ESOP shares	207,680	208,843

Fair value of unallocated/unearned shares	$2,597,501	$2,289,957

ESOP expense was $77,000 and $59,000 for the years ended December 31, 2017 and 2016, respectively.

Defined Benefit Plan – The Company contributes to a multiemployer defined benefit pension plan, the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”, EIN 13-5645888 and, Plan No. 333). On June 1, 2006, the Company froze the benefits available under the defined benefit pension plan. The risk of participating in the Pentegra DB Plan is different from single-employer plans in the following aspects:

●	Assets contributed to the Pentegra DB Plan may be used to provide benefits to employees of other participating employers.

●	If a participating employer stops contributing to the Pentegra DB Plan, the unfunded obligations may be borne by the remaining participating employers.

●	If the Company chooses to stop participating in the Pentegra DB Plan, it may be required to pay a withdrawal liability.

The Company’s cash contributions to the Pentegra DB Plan were $110,000 and $130,000 during the years ended December 31, 2017 and 2016, respectively, all of which represented less than 5% of the total plan contributions. As of July 1, 2017 (the most recent valuation report available), the unfunded pension liability was approximately $218,000 (95% funded). Pension plan expense (benefit) for the years ended December 31, 2017 and 2016 was $202,000 and $215,000, respectively. There are no funding improvement or rehabilitation plans pending, and no future minimum contributions required by collective-bargaining or other contractual agreements. Under U.S. legislation regarding multiemployer pension plans, a company is required to pay an amount that represents its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or upon plan termination.

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

The Board previously had a deferred compensation policy (Policy) to compensate Board members for their service to the Company. The retirement date for directors was the later of the last month in which they reached age 70 or completion of their term if they were elected to the Board during the annual meeting resulting in service beyond age 70. Upon retirement, Board members receive deferred compensation for the remainder of their life up to a maximum of $2,000 per month. Board members vested in the Policy based on service as follows: zero to four years of service (20%), five years of service (40%), six years of service (60%), seven years of service (80%) and eight years of service (100%). On September 21, 2011, the Board rescinded this retirement policy for current directors. The total liability for the combined policies and agreements was $268,000 at each of December 31, 2017 and 2016.

NOTE 15 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2017 and 2016, includes these components:

	Years Ended December 31,
	2017	2016
Current
Federal	$(109,214)	$329,732
State	13,194	55,836
Net operating loss benefits	-	(343,588)
Deferred expense & change in valuation allowance	914,130	(4,213,570)
Net deferred tax asset revaluation adjustment	1,150,318	-
Provision (benefit) for income taxes	$1,968,428	$(4,171,590)

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Act”). The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate to 21% from 34% The rate reduction took effect on January 1, 2018.

As a result of the lower corporate tax rate, the Company has recorded a revaluation adjustment of $1.2 million to reduce its deferred tax assets effective December 31, 2017, with a corresponding charge to income tax expense. The revaluation and related charge remain subject to adjustment in future periods, and the final impact of the Act may differ due to, among other things, changes in interpretations and assumptions made by the Company, additional guidance that may be issued by the U.S. Department of the Treasury, and actions that the Company may take.

The income tax expense for all periods presented differs from the amounts computed by applying the federal income tax rate of 34% to earnings before federal income tax expense. These differences are primarily caused by the valuation allowance reversal in 2016 and net deferred tax asset revaluation adjustment in 2017, expenses that are not deductible for tax purposes and tax adjustments related to prior federal income tax returns.

A reconciliation of income tax expense at the Federal statutory rate to the Company’s actual income tax expense for all periods presented is shown below:

	Years Ended December 31,
	2017	2016

Federal tax at the statutory rate (34%)	$791,867	$382,003
Benefit from permanent differences:		-
State income taxes, net of Federal tax benefit	73,896	(311,126)
Bank-owned life insurance	(74,019)	(60,839)
Change in valuation allowance		(4,081,718)
Net deferred tax asset revaluation adjustment	1,150,318	-
Other, net	26,366	(99,910)

Provision (benefit) for income taxes	$1,968,428	$(4,171,590)

The tax effects of temporary differences related to deferred taxes were:

	As of December 31,
	2017	2016
Deferred tax assets:
Allowance for loan losses	$720,047	$850,277
Unrealized losses on AFS securities	77,931	170,450
Board of Directors retirement plan	232,748	316,823
Tax credits	-	91,688
Other	413,927	637,497
Deferred compensation	183,155	202,418
Purchase accounting	4,325	38,668
Organizational costs	93,404	169,772
Net operating loss carryforwards	1,014,199	2,456,793
Total deferred tax assets	2,739,736	4,934,386

Deferred tax liabilities:
FHLB stock dividends	(32,412)	(27,820)
Depreciation and amortization	(336,613)	(449,312)
Loan origination costs	(179,185)	(140,237)
Total deferred tax liabilities	(548,210)	(617,369.0)

Net deferred tax asset before valuation allowance	2,191,526	4,317,017

Valuation allowance:
Beginning balance	-	(4,081,718)
Reversal of valuation allowance	-	4,081,718
Ending balance	-	-

Net deferred tax asset	$2,191,526	$4,317,017

A valuation allowance for deferred tax assets is recorded when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, NOL carry-back potential, and tax planning strategies in making this assessment. Based upon the Company’s assessment of all available evidence as of December 31, 2017, management determined it was more-likely-than-not that the net deferred tax asset would be fully realized in the future. At December 31, 2016, the Company released its $4.1 million valuation allowance against the net deferred tax asset resulting in a credit to income tax (benefit) expense.

At December 31, 2017, the Company had federal operating loss carry-forwards of approximately $4.6 million. At December 31, 2014, Bank 34 acquired net operating loss carryforwards of approximately $11.0 million. The acquired losses are subject to Internal Revenue Code (“IRC”) Section 382 limitations, which limit the annual use of acquired losses to $250,000 per year, and begin to expire in 2028. As such, as of December 31, 2017, the Company has recorded deferred tax assets of $893,000 related to the merger. The remaining held loss carryforwards are not subject to the same limitations and begin to expire in 2034.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2017, 2016 and 2015, there were no material uncertain tax positions related to federal and state income tax matters. The Company does not expect the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

The Company files consolidated U.S. federal and various state income/franchise tax returns.  The Company is no longer subject to examination by U.S. federal taxing authorities for years before 2014 and is no longer subject to examination by state taxing authorities for years before 2013 or 2014.  Our federal and state tax returns have not been audited for the past five years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of December 31, 2017 and 2016, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

As of December 31, 2017, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
(Dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$45,076	17.21%	$20,950	>8.00%	$26,187	>10.00%

Tier I Capital (to Risk-Weighted Assets)	$41,800	15.96%	$15,712	>6.00%	$20,950	>8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$41,800	15.96%	$11,784	>4.50%	$17,022	>6.50%

Tier I Capital (to Average Assets)	$41,800	11.96%	$14,011	>4.00%	$17,514	>5.00%

As of December 31, 2016:
(Dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$42,265	18.14%	$18,644	>8.00%	$23,305	>10.00%

Tier I Capital (to Risk-Weighted Assets)	$39,681	17.03%	$13,983	>6.00%	$18,644	>8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$39,681	17.03%	$10,487	>4.50%	$15,148	>6.50%

Tier I Capital (to Average Assets)	$39,681	11.91%	$13,331	>4.00%	$16,664	>5.00%

NOTE 17 – RELATED PARTY TRANSACTIONS

The Bank periodically enters into transactions with its executive officers, directors, significant stockholders, and their affiliates (related parties).

There were no loans to such related parties in 2017 or 2016.  Fees paid to directors and related party deposits were as follows:

	Years Ended December 31,
	2017	2016

Fees and bonuses paid to directors during the period	$216,000	$216,000

Deposits from related parties held by the Bank at end of period	$1,755,885	$2,139,216

In management’s opinion, all transactions with related parties, including loans, other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

NOTE 18 – STOCK-BASED COMPENSATION

Stock-based expense for the year ended December 31, 2017 was $25,000 of which $16,000 was charged to stock-based compensation expense and $9,000 was charged to stock-based other noninterest expense. There was no stock-based expense for the year ended December 31, 2016.

On November 17, 2017 the stockholders approved the adoption of the 2017 Equity Incentive Plan (“Incentive Plan”). The Incentive Plan provides for the grant of a maximum of 263,127 shares of the Company’s common stock of which up to 187,948 shares of common stock may be granted for stock options and 75,179 shares of common stock may be issued as restricted stock to Directors and employees of the Company.

On December 6, 2017 the Company awarded options to purchase 178,650 shares of the Company’s common stock and issued 74,750 shares of restricted stock. Stock option awards were granted with an exercise price equal to the grant date closing price of the Company’s common stock of $14.90 per share. Stock options and restricted stock awards under the Incentive Plan vest at 20% per year beginning on the first university of date of grant and have a maximum term of seven years.

The Company also has vested and outstanding stock options issued under the 2001 Stock Option Plan (“Prior Plan”). No options were granted under the Prior Plan in 2017 or 2016 and no further options can be granted under this plan. There was no stock-based compensation expense under this plan in 2017 or 2016.

The grant-date fair value of stock option awards granted on December 6, 2017 was $3.66 using the Black-Scholes-Merton options pricing model with the following inputs and assumptions:

Grant date stock price	$14.90
Dividend yield	0.00%
Expected volatility	19.55%
Risk-free interest rate	2.18%
Expected life in years	6

The expected volatility represents the average volatility of a peer group of publicly traded financial institutions with 2nd step conversions prior to the company’s 2016 conversion. The Company hasn't paid dividends in the past 5 years. The expected life is the mid-point between the latest vesting period and the contractual term as allowed by GAAP.   The risk-free interest rate is based on U.S. Treasury rates on the grant date for bonds with a maturity equal to the expected term.

A summary of stock option activity during the years ended December 31, 2017 and 2016 is presented below:

	For the Year Ended December 31, 2017
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term

Outstanding, beginning of period	34,190	$9.65	2.3
Granted	178,650	14.90	6.9
Exercised	(5,732)	9.65	-
Forfeited or expired	-	-	-

Outstanding, end of period	207,108	$14.18	6.2

Exercisable, end of period	28,458	$9.65	1.3

	For the Year Ended December 31, 2016
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term

Outstanding, beginning of period	36,892	$9.65	3.1
Granted	-
Exercised	-
Forfeited or expired	(2,702)	9.65	-

Outstanding, end of period	34,190	$9.65	2.3

Exercisable, end of period	34,190	$9.65	2.3

Shares in the above tables for all periods prior to October 2016 have been restated at the second-step conversion exchange rate of 2.0473-to-1.

Information related to stock options during each year is as follows:

	2017	2016
Intrinsic value of options exercised	$25,909	$-
Cash Received from option exercise	$55,314	$-
Tax benefit from option exercise	$21,240	$-
Weighted average fair value of options granted	$653,859	$-

As of December 31, 2017, there was $581,000 of total unrecognized cost related to unvested stock options granted under the Incentive Plan that is expected to be recognized over a 5-year period.

The only restricted stock activity in the years ended December 31, 2017 and 2016 was the awarding of 74,750 shares on December 6, 2017 and all of those restricted stock awards were considered outstanding at December 31, 2017. No shares were vested during 2017 under the incentive Plan.  As of December 31, 2017, there was $1,002,000 of total unrecognized cost related to non-vested restricted stock awarded under the Incentive Plan that is expected to be recognized over a period of 5 years.

NOTE 19– FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2017 and 2016.

Available-for-sale Securities – Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly-liquid government bonds, mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include certain collateralized mortgage and debt obligations and certain municipal securities. In certain cases, where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain residual municipal securities and other less liquid securities.

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

Derivative Financial Instruments - The fair value of mortgage derivatives is estimated based upon changes in mortgage interest rates from the date the interest rate on the loan is locked. The fair value of interest rate lock commitments is based upon the expected sales price using market prices of similar loans less estimated costs still to be incurred adjusted for projected fall out.  Forward commitment values are received from national broker counterparties.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

December 31, 2017
Recurring basis
Mortgage-backed securities	$-	$20,768,592	$-	$20,768,592
U.S. Government agencies	-	1,957,783	-	1,957,783
Municipal obligations	-	1,673,506	-	1,673,506
Loans held for sale		15,423,670		15,423,670
Derivative IRLCs	-	183,087	-	183,087
Derivative forward commitments	-	(15,820)		(15,820)
Nonrecurring basis
Impaired loans	-	-	5,436,972	5,436,972

Totals	$-	$39,990,818	$5,436,972	$45,427,790

December 31, 2016
Recurring basis
Mortgage-backed securities	$-	$27,128,396	$-	$27,128,396
U.S. Government agencies	-	2,525,737	-	2,525,737
Municipal obligations	-	1,844,999	-	1,844,999
Nonrecurring basis
Loans held for sale	-	14,221,163	-	14,221,163
Impaired loans	-	-	5,968,221	5,968,221

Totals	$-	$45,720,295	$5,968,221	$51,688,516

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

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 financial assets measured on a non-recurring basis:

	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
At December 31, 2017
Impaired loans
Commercial real estate	$3,483,078	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
One- to four-family residential real estate	679,184	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Commercial and industrial	1,274,710	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
	$5,436,972

At December 31, 2016
Impaired loans
Commercial real estate	$3,718,686	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
One- to four-family residential real estate	648,880	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Commercial and industrial	1,600,655	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
	$5,968,221

The following tables present estimated fair values of the Company’s financial instruments at December 31, 2017 and 2016.

			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
At December 31, 2017
Financial assets:
Cash and due from banks	$4,988	$4,988	$4,988	$-	$-
Interest-bearing deposits with banks	4,885	4,885	4,885	-	-
Available-for-sale securities	24,400	24,400	-	24,400	-
Loans held for sale	15,424	15,424	-	15,424	-
Loans held for investment, net	257,896	257,937	-	-	257,937
Stock in financial institutions	3,826	3,826	-	3,826	-

Financial liabilities:
Demand deposits, savings and NOW deposits	172,512	168,080	168,080	-	-
Time deposits	63,049	63,076	-	63,076	-
Federal Home Loan Bank advances	45,000	45,176	-	45,176	-

At December 31, 2016
Financial assets:
Cash and due from banks	$4,766	$4,766	$4,766	$-	$-
Interest-bearing deposits with banks	11,645	11,645	11,645	-	-
Available-for-sale securities	31,499	31,499	-	31,499	-
Loans held for sale	14,221	14,221	-	14,221	-
Loans held for investment, net	241,399	241,440	-	-	241,440
Stock in financial institutions	3,575	3,575	-	3,575	-

Financial liabilities:
Demand deposits, savings and NOW deposits	160,961	156,529	156,529	-	-
Time deposits	63,561	63,588	-	63,588	-
Federal Home Loan Bank advances	50,000	50,176	-	50,176	-

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

NOTE 20 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information as of December 31, 2017 and 2016, pertaining only to Bancorp 34 is as follows:

BALANCE SHEETS

	As of December 31,
	2017	2016

ASSETS
Cash and due from banks	$6,489,288	$6,978,326
Investment in wholly owned subsidiary	42,426,774	41,591,052
ESOP note receivable	1,731,494	1,761,628
Prepaid and other assets	358,962	445,701

TOTAL ASSETS	$51,006,518	$50,776,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Income taxes payable	$-	$130
Accounts payable	35,829	-
Total liabilities	35,829	130

Stockholders’ equity
Common stock, $0.01 per value, 100,000,000 authorized, 3,490,672 and 3,438,190 issued and outstanding, respectively	34,907	34,382
Additional paid-in capital	26,849,822	27,161,856
Retained earnings	26,060,598	25,700,007
Accumulated other comprehensive loss, net of tax	(274,266)	(363,437)
Unearned employee stock ownership plan (ESOP) shares	(1,700,372)	(1,756,231)
Total stockholders’ equity	50,970,689	50,776,577

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,006,518	$50,776,707

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016

Interest income on ESOP note receivable	$66,111	$21,924
Noninterest income
Equity in income of subsidiary	643,113	4,847,989

Noninterest expense
Professional fees and other	193,828	20,355

Income before income taxes	515,396	4,849,558

Provision (benefit) for income taxes	154,805	(445,569)

Net income	360,591	5,295,127

Other comprehensive income (loss)
Unrealized income (loss) on available-for-sale securities	89,171	(147,390)

COMPREHENSIVE INCOME	$449,762	$5,147,737

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016

Cash flows from operating activities:
Net income	$360,591	$5,295,127
Adjustments to reconcile net income to net cash from operating activities:
Equity in (income) of subsidiary	(643,113)	(4,847,989)
Changes in operating assets and liabilities
Income taxes payable	(29,472)	(645,924)
Prepaid and other assets	116,081	(437,160)
Accrued interest and other liabilities	35,827	(15,421)
Other, net	-	-
Net cash (used for) operating activities	(160,086)	(651,367)

Cash flows from investing activities:
Principal collections on ESOP note receivable	30,134	30,707
Net cash provided by investing activities	30,134	30,707

Cash flows from financing activities:
Issuance of common stock	55,314	-
Common stock repurchases	(414,400)	-
Second-step conversion proceeds	-	18,794,840
ESOP shares purchased	-	(1,503,580)
Conversion costs	-	(1,363,693)
Capital injection into subsidiary	-	(8,722,655)
Net cash (used for) provided by financing activities	(359,086)	7,204,912

Net increase (decrease) in cash and due from banks	(489,038)	6,584,252

Cash and due from banks, beginning of period	6,978,326	394,074

Cash and due from banks, end of period	$6,489,288	$6,978,326

NOTE 21 –EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The factors used in the earnings per share computation follow:

	Years Ended December 31,
	2017	2016

Basic:
Net income available to common shareholders	$360,591	$5,295,127
Less: Earnings allocated to participating securities	(543)	-

Net income allocated to common shareholders	$360,048	$5,295,127

Weighted-average common shares outstanding including participating securities	3,443,695	3,438,385
Less: Participating securities	(4,915)	-
Less: Average unallocated ESOP Shares	(181,887)	(68,889)

Average shares	3,256,893	3,369,496

Basic earnings per common share	$0.11	$1.57

Diluted:
Net income allocated to common shareholders	$360,048	$5,295,127

Weighted-average common shares outstanding for basic earnings per common share	3,256,893	3,369,496
Add: Dilutive effects of assumed exercises of stock options	8,269	3,996

Average shares and dilutive potential common shares	3,265,162	3,373,492

Diluted earnings per common share	$0.11	$1.57

Participating securities are restricted stock awards since they participate in common stock dividends. Stock options for 178,650 and 0 shares of common stock were not considered in computing diluted earnings per common share for 2017 and 2016, respectively, because they were antidilutive.

Shares outstanding in the above discussion and table for all periods prior to October 2016 have been restated at the second-step conversion exchange rate of 2.0473 to one.

NOTE 22 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through March 14, 2018 which is the date the consolidated financial statements were issued.

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

There were no changes made in our internal controls during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Management’s Report On Internal Control Over Financial Reporting - filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Bancorp 34, Inc. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on Bancorp 34, Inc.’s website at www.Bank34.com under “About Bank 34 – Investor Relations.”

The information contained under the sections captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (The “Proxy Statement”) is incorporated herein by reference or will be filed by amendment to this Annual Report on Form 10-K.

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

(a)	Securities Authorized for issuance under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2017 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders. Equity compensation plans approved by stockholders consist of our 2001 Stock Option Plan and our 2017 Equity Incentive Plan.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	207,108	$14.18	9,727

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	207,108	$14.18	9,727

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation of Bancorp 34, Inc. (1)
3.2	Bylaws of Bancorp 34, Inc. (1)
4	Form of Common Stock Certificate of Bancorp 34, Inc. (1)
10.1	Amended and Restated Employee Stock Ownership Plan, including amendments (2) †
10.2	Deferred Compensation Agreement with Jill Gutierrez (3) †
10.3	Deferred Compensation Plan Agreement with Jan R. Thiry (3) †
10.4	Deferred Compensation Plan Agreement with William P. Kauper (3) †
10.5	Split Dollar Life Insurance Agreement with Jill Gutierrez (3) †
10.6	Form of Director Retirement Agreement, as amended (3) †
10.7	Form of Director Split Dollar Life Insurance Agreement (3) †
10.8	Alamogordo Financial Corp. 2001 Stock Option Plan (4) †
10.9	Alamogordo Financial Corp. 2001 Recognition and Retention Plan (4) †
10.10	Form of Amendment to Deferred Compensation Plan Agreement with Jill Gutierrez, Jan R. Thiry and William P. Kauper (5) †
10.11	Director Deferred Fee Plan (6) †
10.12	Retention Bonus Agreement with Jan R. Thiry (7) †
10.13	Employment Agreement By and Between Bancorp 34, Inc. and Jill Gutierrez (8) †
10.14	Employment Agreement By and Between Bancorp 34, Inc. and William P. Kauper (9) †
10.15	Employment Agreement By and Between Bancorp 34, Inc. and Jan R. Thiry (10) †
10.16	Employment Agreement By and Between Bank 34 and Jill Gutierrez (11) †
10.17	Employment Agreement By and Between Bank 34 and William P. Kauper (12) †
10.18	Employment Agreement By and Between Bank 34 and Jan R. Thiry (13) †
10.19	Bancorp 34, Inc. 2017 Equity Incentive Plan (14) †
10.20	Form of Incentive Stock Option Award Agreement (15) †
10.21	Form of Non-Qualified Stock Option Award Agreement (16) †
10.22	Form of Restricted Stock Award Agreement (17) †
21	Subsidiaries of Registrant
23.1	Consent of Moss Adams LLP
23.2	Consent of Briggs & Veselka Co.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

_______________________________

†	Management contract or compensation plan or arrangement.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of Bancorp 34, Inc. (File No. 333-21182), initially filed with the Securities and Exchange Commission on June 3, 2016.
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

(4)

Incorporated by reference to the exhibits to Alamogordo Financial Corp.’s Definitive Proxy Statement for the Special Meeting of Stockholders (File No. 000-29655) as filed with the Securities and Exchange Commission on May 29, 2001.

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

(8)

Incorporated by reference to Exhibit 10.13 to Bancorp 34, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-37912) as filed with the Securities and Exchange Commission on March 23, 2017.

(9)

Incorporated by reference to Exhibit 10.14 to Bancorp 34, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-37912) as filed with the Securities and Exchange Commission on March 23, 2017.

(10)

Incorporated by reference to Exhibit 10.15 to Bancorp 34, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-37912) as filed with the Securities and Exchange Commission on March 23, 2017.

(11)

Incorporated by reference to Exhibit 10.16 to Bancorp 34, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-37912) as filed with the Securities and Exchange Commission on March 23, 2017.

(12)

Incorporated by reference to Exhibit 10.17 to Bancorp 34, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-37912) as filed with the Securities and Exchange Commission on March 23, 2017.

(13)

Incorporated by reference to Exhibit 10.18 to Bancorp 34, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-37912) as filed with the Securities and Exchange Commission on March 23, 2017.

(14)

Incorporated by reference to Appendix A to Bancorp 34, Inc.’s definitive proxy statement for the Annual Meeting of Stockholders (File No. 001-37912) as filed with the Securities and Exchange Commission on October 13, 2017.

(15)	Incorporated by reference to Exhibit 10.1 to Bancorp 34, Inc.’s Current Report on Form 8-K (File No. 001-37912) as filed with the Securities and Exchange Commission on December 8, 2017.
(16)	Incorporated by reference to Exhibit 10.2 to Bancorp 34, Inc.’s Current Report on Form 8-K (File No. 001-37912) as filed with the Securities and Exchange Commission on December 8, 2017.
(17)	Incorporated by reference to Exhibit 10.3 to Bancorp 34, Inc.’s Current Report on Form 8-K (File No. 001-37912) as filed with the Securities and Exchange Commission on December 8, 2017.

ITEM 16.          Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP 34, INC.

Date: March 14, 2018	By:	/s/ Jill Gutierrez
Jill Gutierrez
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jill Gutierrez	Chief Executive Officer	March 14, 2018
Jill Gutierrez	and Director (Principal Executive
Officer)

/s/ Jan R. Thiry	Executive Vice President, Chief	March 14, 2018
Jan R. Thiry	Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

/s/ William F. Burt	Vice Chairman	March 14, 2018
William F. Burt

/s/ Wortham A. (Pete) Cook	Director	March 14, 2018
Wortham A. (Pete) Cook

/s/ James D. Harris	Director	March 14, 2018
James D. Harris

/s/ Randal L. Rabon	Chairman	March 14, 2018
Randal L. Rabon

/s/ Elaine E. Ralls	Director	March 14, 2018
Elaine E. Ralls

/s/ Don P. Van Winkle	Director	March 14, 2018
Don P. Van Winkle