Form 10-Q
period 2018-03-31
Bancorp 34, Inc.
filed 2018-04-30
CIK 1668340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ___	Accelerated filer	___
Non-accelerated filer ___ (Do not check if a smaller reporting company)
	Smaller reporting company	X
	Emerging growth company	X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES         NO   X

Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of April 30, 2018 were 3,404,065.

Bancorp 34, Inc.
FORM 10-Q

Item 1. Financial Statements

BANCORP 34, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31, 2018	December 31, 2017

ASSETS
Cash and due from banks	$4,762,315	$4,988,178
Interest-bearing deposits with banks	7,580,000	4,885,000
Total cash and cash equivalents	12,342,315	9,873,178

Available-for-sale securities, at fair value	26,095,660	24,399,881
Loans held for sale	15,260,895	15,423,670

Loans held for investment	261,478,730	261,012,786
Allowance for loan losses	(3,122,170)	(3,117,190)
Loans held for investment, net	258,356,560	257,895,596

Premises and equipment, net	10,094,892	10,120,904
Stock in financial institutions, restricted, at cost	3,842,861	3,825,861
Accrued interest receivable	819,784	838,960
Deferred income taxes, net	2,193,360	2,191,526
Bank owned life insurance	10,204,220	10,135,672
Core deposit intangible, net	207,563	220,664
Prepaid and other assets	1,774,252	1,294,606

TOTAL ASSETS	$341,192,362	$336,220,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$42,295,037	$37,502,593
Savings and NOW deposits	132,285,122	135,009,406
Time deposits	67,228,989	63,049,334
Total deposits	241,809,148	235,561,333

Federal Home Loan Bank advances	45,000,000	45,000,000
Escrows	422,543	296,847
Accrued interest and other liabilities	4,342,357	4,391,649
Total liabilities	291,574,048	285,249,829

Commitments and contingencies (note 4)	-	-

Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 authorized, 0 issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 authorized, 3,388,601 and 3,490,672 issued and outstanding.	33,886	34,907
Additional paid-in capital	25,372,465	26,849,822
Retained earnings	26,431,225	26,060,598
Accumulated other comprehensive loss, net of tax	(532,854)	(274,266)
Unearned employee stock ownership plan (ESOP) shares	(1,686,408)	(1,700,372)
Total stockholders’ equity	49,618,314	50,970,689

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$341,192,362	$336,220,518

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended March 31,
	2018	2017
Interest income
Interest and fees on loans	$3,876,008	$3,438,270
Interest on securities	148,581	130,466
Interest on other interest-earning assets	68,030	53,981
Total interest income	4,092,619	3,622,717

Interest expense
Interest on deposits	493,736	376,308
Interest on borrowings	149,430	103,075
Total interest expense	643,166	479,383

Net interest income	3,449,453	3,143,334
Provision for loan losses	22,000	250,000

Net interest income after provision for loan losses	3,427,453	2,893,334

Noninterest income
Gain on sale of loans	3,353,393	1,964,472
Service charges and fees	84,389	85,957
Bank owned life insurance income	88,597	42,813
Other	24,606	6,791
Total noninterest income	3,550,985	2,100,033

Noninterest expense
Salaries and benefits	4,229,977	3,299,346
Occupancy	505,951	423,758
Data processing fees	723,406	607,023
FDIC and other insurance expense	50,533	56,611
Professional fees	327,056	377,870
Advertising	156,026	141,881
Net other real estate expenses	-	80
Other	519,719	430,220
Total noninterest expense	6,512,668	5,336,789

Income (loss) before income taxes	465,770	(343,422)
Provision (benefit) for income taxes	95,143	(145,672)

NET INCOME (LOSS)	370,627	(197,750)

Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities,
net of $88,680 and (5,153) tax, respectively	(258,588)	8,512

COMPREHENSIVE INCOME (LOSS)	$112,039	$(189,238)

Earnings per common share:
Basic	$0.11	$(0.06)
Diluted	$0.11	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common	Common	Paid-In	Retained	Income	ESOP	Stockholders'
	Shares	Stock	Capital	Earnings	(Loss)	Shares	Equity

BALANCE, DECEMBER 31, 2016	3,438,190	$34,382	$27,161,856	$25,700,007	$(363,437)	$(1,756,231)	$50,776,577

Net loss	-	-	-	(197,750)	-	-	(197,750)
Unrealized gain on available-for-sale securities, net of tax	-	-	-	-	8,512	-	8,512
Amortization of equity awards	-	-	4,430	-	-	13,966	18,396
BALANCE, MARCH 31, 2017	3,438,190	$34,382	$27,166,286	$25,502,257	$(354,925)	$(1,742,265)	$50,605,735

BALANCE, DECEMBER 31, 2017	3,490,672	$34,907	$26,849,822	$26,060,598	$(274,266)	$(1,700,372)	$50,970,689

Net income	-	-	-	370,627	-	-	370,627
Unrealized (loss) on available-for-sale securities, net of tax	-	-	-	-	(258,588)	-	(258,588)
Restricted stock awards	429	4	(4)	-	-	-	-
Amortization of equity awards	-	-	93,672	-	-	13,964	107,636
Share repurchase	(102,500)	(1,025)	(1,571,025)	-	-	-	(1,572,050)
BALANCE, MARCH 31, 2018	3,388,601	$33,886	$25,372,465	$26,431,225	$(532,854)	$(1,686,408)	$49,618,314

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$370,627	$(197,750)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	175,954	162,936
Stock dividend on financial institution stock	(17,000)	(10,900)
Amortization of premiums and discounts on securities, net	77,246	123,681
Amortization of ESOP award	13,964	18,396
Amortization of stock-based compensation	93,672	-
Amortization of core deposit intangible	13,101	16,800
Gain on sale of loans	(3,353,393)	(1,964,472)
Proceeds from sale of loans held for sale	76,956,796	54,375,713
Funding of loans held for sale	(72,168,547)	(45,534,685)
Provision for loan losses	22,000	250,000
Net appreciation on bank-owned life insurance	(68,548)	(30,239)
Deferred income tax benefit	(1,834)	(41,019)
Changes in operating assets and liabilities:
Accrued interest receivable	19,176	36,188
Prepaid and other assets	(390,966)	48,321
Accrued interest and other liabilities	(49,292)	(127,745)
Net cash provided by operating activities	1,692,956	7,125,225

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	1,173,524	1,679,986
Purchases of available-for-sale securities	(3,293,817)	-
Net change in loans held for investment	(1,755,045)	(16,690,284)
Purchases of premises and equipment	(149,942)	(201,344)
Net cash used for investing activities	(4,025,280)	(15,211,642)

Cash flows from financing activities
Net change in deposits	6,247,815	5,644,998
Net change in escrows	125,696	66,287
Common stock repurchases	(1,572,050)	-
Net cash provided by financing activities	4,801,461	5,711,285

Net increase (decrease) in cash and cash equivalents	2,469,137	(2,375,132)

Cash and cash equivalents, beginning of period	9,873,178	16,411,344

Cash and cash equivalents, end of period	$12,342,315	$14,036,212

Supplemental disclosures:
Interest paid on deposits and advances	$571,575	$481,504
Income taxes paid	$-	$25,940
Loans transferred to loans held for sale	$1,272,081	$124,369

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Bancorp 34, Inc. (“Bancorp 34” or the “Company”) is a Maryland corporation and savings and loan holding company which owns 100% of Bank 34 (the "Bank”).

The Bank provides a variety of banking services to individuals and businesses through its full-service branches in Alamogordo and Las Cruces, New Mexico, and Scottsdale and Peoria, Arizona. The Bank also operates ten mortgage loan production offices in El Paso, Texas, Phoenix, Arizona, Scottsdale, Arizona, Yuma, Arizona, Tubac, Arizona, Albuquerque, New Mexico, Lynnwood, Washington, Puyallup, Washington, West Linn, Oregon and Medford, Oregon.

A large portion of the Bank’s New Mexico loans are secured by real estate in Otero and Dona Ana Counties. The economy for these counties is heavily dependent on two U.S. Government military installations located in those counties. Accordingly, the ultimate collectability of the Bank’s New Mexico loans is susceptible to changes in U.S. Government military operations in southern New Mexico.

The primary deposit products are demand deposits, time deposits, NOW, savings and money market accounts. The primary lending products are real estate mortgage loans and commercial loans. The Bank is subject to competition from other financial institutions and regulated and non-regulated financial services providers, regulation by certain federal agencies and undergoes periodic examinations by regulatory authorities.

Rising and falling interest rate environments can have various impacts on the Bank’s net interest income, depending on the short-term interest rate gap that the Bank maintains. The Bank’s net interest income is also affected by prepayments of loans and early withdrawals of deposits.

Basis of Presentation – The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition, cash flows and results of operations at the dates and for the periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations for the full fiscal year or for any other period. This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Subsequent Events – Subsequent events have been evaluated through April 30, 2018 the date the unaudited consolidated financial statements were issued.

Summary of Recent Accounting Pronouncements:

Bancorp 34 is an emerging growth company and has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. The Company expects to lose its status as an emerging growth company on August 29, 2019, five years after the completion of the acquisition of Bank 1440.

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-4 “Revenue from Contracts with Customers – Deferral of the Effective Date” deferred the effective date of ASU 2014-09 by one year. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company does not expect adoption of ASU 2014-09 will have a material impact on our consolidated financial statements and disclosures. We plan to adopt the revenue recognition guidance in the first quarter of 2019 with a cumulative effect adjustment to opening retained earnings, if management deems such adjustment significant. Our implementation efforts to date include identification of revenue streams within the scope of the guidance.

Financial Instruments – In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The amendment has a number of provisions including the requirements that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, a separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans receivables), and eliminating the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendment is effective for the Company in the first quarter of 2019 and is not expected to have a significant impact on the consolidated financial statements.

Leases – In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for the Company in the first quarter of 2020. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.

Credit Losses - In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to create credit loss estimates. The new guidance is effective for the Company in the first quarter of 2020. The guidance is required to be applied by the modified retrospective approach. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.

Premium on Callable Debt - In March 2017, the FASB issued ASU No. 2017-08, “Receivables–Nonrefundable Fees and Other Costs (Subtopic 310-20)” to shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Currently, entities generally amortize the premium as a yield adjustment over the contractual life of the security. The guidance does not change the accounting for callable debt securities held at a discount. For public business entities, the guidance is effective for the Company in the first quarter of 2020. Early adoption is permitted, including in an interim period. ASU 2017-08 is not expected to have a significant impact on our consolidated financial statements.

Share-Based Payment Modification - In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Subtopic 718): Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as either an equity or liability instrument. ASU 2017-09 was effective for the Company in the quarter ended March 31, 2018. The guidance requires companies to apply the requirements prospectively to awards modified on or after the adoption date. The adoption of ASU 2017-09 did not have a significant impact on our consolidated financial statements.

Reporting Tax Effects of Tax Cuts and Jobs Act - In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” that helps organizations address certain stranded income tax effects in accumulated other comprehensive income ("AOCI") resulting from the 2017 Tax Cuts and Jobs Act. The ASU provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The ASU requires financial statement preparers to disclose a description of the accounting policy for releasing income tax effects from AOCI, whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act, and information about the other income tax effects that are reclassified. The amendments are effective for the Company in the first quarter of 2019. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. ASU 2018-02 is not expected to have a significant impact on our consolidated financial statements.

NOTE 2 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities have been classified in the consolidated balance sheets according to management’s intent at March 31, 2018 and December 31, 2017. The carrying amount of such securities and their approximate fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

March 31, 2018
Available-for-sale securities
Mortgage-backed securities	$23,238,466	$6,317	$(589,070)	$22,655,713
U.S. Government agencies	1,851,214	-	(70,878)	1,780,336
Municipal obligations	1,661,224	761	(2,374)	1,659,611

	$26,750,904	$7,078	$(662,322)	$26,095,660

December 31, 2017
Available-for-sale securities
Mortgage-backed securities	$21,028,794	$12,757	$(272,959)	$20,768,592
U.S. Government agencies	2,006,786	44	(49,047)	1,957,783
Municipal obligations	1,672,277	2,584	(1,355)	1,673,506

	$24,707,857	$15,385	$(323,361)	$24,399,881

There were no sales of available-for-sale securities during the three months ended March 31, 2018 or 2017.

Amortized cost and fair value of securities by contractual maturity as of March 31, 2018 and December 31, 2017 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Amortized	Fair
	Cost	Value

Due in one year or less	1,246,805	1,247,484
Due after one to five years	23,707,371	23,120,803
Due after five to ten years	1,796,728	1,727,373
Due after ten years	-	-

Totals	$26,750,904	$26,095,660

At March 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At March 31, 2018 and December 31, 2017, mortgage-backed securities included collateralized mortgage obligations of $10.8 million and $10.0 million, respectively, which are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position.

	March 31, 2018
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$12,464,292	$(227,176)	$9,657,488	$(361,894)	$22,121,780	$(589,070)
U.S. Government agencies	360,605	(5,948)	1,419,731	(64,930)	1,780,336	(70,878)
Municipal obligations	663,256	(2,374)	-	-	663,256	(2,374)

Total temporarily impaired securities	$13,488,153	$(235,498)	$11,077,219	$(426,824)	$24,565,372	$(662,322)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$3,468,607	$(39,099)	$9,763,879	$(233,860)	$13,232,486	$(272,959)
U.S. Government agencies	-	-	1,548,481	(49,047)	1,548,481	(49,047)
Municipal obligations	416,600	(1,355)	-	-	416,600	(1,355)

Total temporarily impaired securities	$3,885,207	$(40,454)	$11,312,360	$(282,907)	$15,197,567	$(323,361)

At March 31, 2018 and December 31, 2017, all of the government agencies and mortgage-backed securities held by the Company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2018.

Loans and securities with a carrying value of approximately $117.6 million at March 31, 2018 were pledged to secure FHLB advances. In addition, securities with a carrying value of approximately $4.5 million at March 31, 2018 were pledged to secure public deposits.

NOTE 3 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$212,600,568	81.0%	$214,871,788	82.0%
One- to four-family residential real estate	29,940,894	11.4	29,114,060	11.1
Commercial and industrial	13,543,545	5.2	12,296,308	4.7
Consumer and other	6,416,918	2.4	5,740,352	2.2
Total gross loans	262,501,925	100.0%	262,022,508	100.0%
Unamortized loan fees	(1,023,195)		(1,009,722)
Loans held for investment	261,478,730		261,012,786
Allowance for loan losses	(3,122,170)		(3,117,190)
Loans held for investment, net	$258,356,560		$257,895,596

At March 31, 2018 and December 31, 2017 loans held for investment includes construction loans of $13.7 million and $14.7 million, respectively.  Commercial real estate construction loans were $12.3 million and $13.4 million at March 31, 2018 and December 31, 2017, respectively.   One- to four-family residential real estate construction loans were $1.4 million and $1.3 million as of March 31, 2018 and December 31, 2017, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$215,000	$-	$-	$-	$215,000
Ending balance: collectively evaluated for impairment	1,851,285	503,295	514,307	38,283	2,907,170

Total	$2,066,285	$503,295	$514,307	$38,283	$3,122,170

Gross loans
Ending balance: individually evaluated for impairment	$3,709,122	$710,795	$1,274,710	$-	$5,694,627
Ending balance: collectively evaluated for impairment	208,891,446	29,230,099	12,268,835	6,416,918	256,807,298
Total	$212,600,568	$29,940,894	$13,543,545	$6,416,918	$262,501,925

	As of December 31, 2017
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	2,055,911	567,290	462,406	31,583	3,117,190

Total	$2,055,911	$567,290	$462,406	$31,583	$3,117,190

Gross loans
Ending balance: individually evaluated for impairment	$3,483,078	$679,184	$1,274,710	$-	$5,436,972
Ending balance: collectively evaluated for impairment	211,388,710	28,434,876	11,021,598	5,740,352	256,585,536
Total	$214,871,788	$29,114,060	$12,296,308	$5,740,352	$262,022,508

The following is a summary of activities for the allowance for loan losses for the three months ended March 31, 2018 and 2017:

	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Balance December 31, 2017	$2,055,911	$567,290	$462,406	$31,583	$3,117,190

Provision for loan losses	10,374	(46,975)	51,901	6,700	22,000

Charge-offs	-	(23,269)	-	-	(23,269)
Recoveries		6,249		-	6,249
Net recoveries	-	(17,020)	-	-	(17,020)

Balance March 31, 2018	$2,066,285	$503,295	$514,307	$38,283	$3,122,170

Balance December 31, 2016	$1,688,448	$617,912	$147,371	$52,302	$2,506,033

Provision for loan losses	120,158	3,488	152,397	(26,043)	250,000

Charge-offs	-	-	-	-	-
Recoveries	1,200	6,250	-	-	7,450
Net recoveries (charge-offs)	1,200	6,250	-	-	7,450

Balance March 31, 2017	$1,809,806	$627,650	$299,768	$26,259	$2,763,483

Nonperforming Assets – The following tables present an aging analysis of the recorded investment of past due loans as of March 31, 2018 and December 31, 2017. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, loans past due 90 days or more no longer accrue interest.

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

March 31, 2018
Commercial real estate	$2,893,412	$265,711	$550,000	$3,709,123	$208,891,445	$212,600,568
One- to four-family residential real estate	818,516	60,330	181,101	1,059,947	28,880,947	29,940,894
Commercial and industrial	-	-	1,274,710	1,274,710	12,268,835	13,543,545
Consumer and other	-	-	-	-	6,416,918	6,416,918

Totals	$3,711,928	$326,041	$2,005,811	$6,043,780	$256,458,145	$262,501,925

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

December 31, 2017
Commercial real estate	$246,154	$-	$550,000	$796,154	$214,075,634	$214,871,788
One- to four-family residential real estate	235,561	116,977	525,532	878,070	28,235,990	29,114,060
Commercial and industrial	-	-	1,274,710	1,274,710	11,021,598	12,296,308
Consumer and other	-	-	-	-	5,740,352	5,740,352

Totals	$481,715	$116,977	$2,350,242	$2,948,934	$259,073,574	$262,022,508

The following table sets forth nonaccrual loans and other real estate at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017

Nonaccrual loans
Commercial real estate	$3,709,122	$3,483,078
One- to four-family residential real estate	710,795	679,184
Commercial and industrial	1,274,710	1,274,710
Consumer and other	-	-
Total nonaccrual loans	5,694,627	5,436,972
Other real estate (ORE)	-	-

Total nonperforming assets	$5,694,627	$5,436,972

Nonperforming assets to gross loans held for investment and ORE	2.17%	2.08%
Nonperforming assets to total assets	1.67%	1.62%

Two large loan relationships partially secured by real estate comprise $4.6 million, or 80.7%, of the $5.7 million in nonaccrual loans at March 31, 2018.  $3.6 million, or 63.2%, of the total March 31, 2018 nonaccrual loan balance is guaranteed by the Small Business Administration ("SBA").

Credit Quality Indicators – The following table represents the credit exposure by internally assigned grades at March 31, 2018 and December 31, 2017. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

	As of March 31, 2018
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$204,977,160	$28,255,185	$11,953,340	$6,251,066	$251,436,751
Special mention	1,877,899	-	-	-	1,877,899
Substandard	5,195,509	1,685,709	1,590,205	165,852	8,637,275
Doubtful	550,000	-	-	-	550,000
Loss	-	-	-	-	-

Totals	$212,600,568	$29,940,894	$13,543,545	$6,416,918	$262,501,925

	As of December 31, 2017
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$208,395,458	$27,400,698	$10,624,210	$5,568,633	$251,988,999
Special mention	911,571	43,382	-	-	954,953
Substandard	5,014,759	1,669,980	1,672,098	171,719	8,528,556
Doubtful	550,000	-	-	-	550,000
Loss	-	-	-	-	-

Totals	$214,871,788	$29,114,060	$12,296,308	$5,740,352	$262,022,508

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

	As of, and for the Three Months Ended, March 31, 2018
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$3,159,122	$3,159,122	$-	$3,196,492
One- to four-family residential real estate	710,795	710,795	-	746,539
Commercial and industrial	1,274,710	1,274,710	-	1,297,740
Consumer and other	-	-	-	-
	5,144,627	5,144,627	-	5,240,771

With an allowance recorded:	550,000	550,000	215,000	550,000
	$5,694,627	$5,694,627	$215,000	$5,790,771

Total:
Commercial real estate	$3,709,122	$3,709,122	$215,000	$3,746,492
One- to four-family residential real estate	710,795	710,795	-	746,539
Commercial and industrial	1,274,710	1,274,710	-	1,297,740
Consumer and other	-	-	-	-
	$5,694,627	$5,694,627	$215,000	$5,790,771

	As of, and for the Year Ended, December 31, 2017
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$3,483,078	$3,483,078	$-	$3,521,421
One- to four-family residential real estate	679,184	679,184	-	684,632
Commercial and industrial	1,274,710	1,274,710	-	1,297,740
Consumer and other	-	-	-	-
	5,436,972	5,436,972		5,503,793

With an allowance recorded:	-	-	-	-

Total:
Commercial real estate	$3,483,078	$3,483,078	$-	$3,521,421
One- to four-family residential real estate	679,184	679,184	-	684,632
Commercial and industrial	1,274,710	1,274,710	-	1,297,740
Consumer and other	-	-	-	-
	$5,436,972	$5,436,972		$5,503,793

During the three months ended March 31, 2018 and 2017, no interest income was recognized on nonaccrual loans as interest collected was credited to loan principal.

Certain loans within the Company’s loan and ORE portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at March 31, 2018 and December 31, 2017.

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

There were no troubled debt restructurings as of March 31, 2018 or December 31, 2017.

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk are as follows as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017

Commitments to originate and sell mortgage loans	$37,833,362	$27,440,793
Commitments to extend credit	32,356,902	23,425,182
Unused lines of credit	13,819,328	13,576,993
Standby letters of credit	125,000	125,000
Totals	$84,134,592	$64,567,968

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

Additionally, the Basel III Capital Rules require that we maintain a capital conservation buffer with respect to each of the CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. The capital conservation buffer is subject to a three-year phase-in period that began on January 1, 2016 and will be fully phased in on January 1, 2019 at 2.5%. The required phase-in capital conservation buffer during 2018 is 1.875% and was 1.25% during 2017. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of March 31, 2018 and December 31, 2017, the Bank meets all capital adequacy requirements to which it is subject.

Banks and bank holding companies are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory non-objection.

As of March 31, 2018, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2018:

Total Capital (to Risk-Weighted Assets)	$45,629	17.34%	$21,051	>8.00%	$26,314	>10.00%

Tier I Capital (to Risk-Weighted Assets)	$42,339	12.49%	$20,339	>6.00%	$27,119	>8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$42,339	16.09%	$11,841	>4.50%	$17,104	>6.50%

Tier I Capital (to Average Assets)	$42,339	16.09%	$10,526	>4.00%	$13,157	>5.00%

As of December 31, 2017:

Total Capital (to Risk-Weighted Assets)	$45,076	17.21%	$20,950	>8.00%	$26,187	>10.00%

Tier I Capital (to Risk-Weighted Assets)	$41,800	15.96%	$15,712	>6.00%	$20,950	>8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$41,800	15.96%	$11,784	>4.50%	$17,022	>6.50%

Tier I Capital (to Average Assets)	$41,800	11.96%	$14,011	>4.00%	$17,514	>5.00%

NOTE 6 – EQUITY-BASED COMPENSATION

The Company has fully vested stock options outstanding under the 2001 Stock Option Plan and unvested stock options and restricted stock awards under the 2017 Equity Incentive Plan.

A summary of stock option activity during the three months ended March 31, 2018 and 2017 is presented below:

	For the Three Months Ended March 31, 2018
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term (years)

Outstanding, December 31, 2017	207,108	$14.18	6.2
Granted	5,000	15.48
Exercised	-	-
Forfeited or expired	(1,002)	14.90

Outstanding, March 31, 2018	211,106	$14.28	5.9

Exercisable, March 31, 2018	28,456	$9.65	1.3

	For the Three Months Ended March 31, 2017
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term (years)

Outstanding, December 31, 2016	34,190	$9.65	2.3
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding, March 31, 2017	34,190	$9.65	2.3

Exercisable, March 31, 2017	34,190	$9.65	2.3

The grant date fair value of stock options awarded in the quarter ended March 31, 2018 was $4.04 using the Black-Scholes-Merton options pricing model with the following inputs and assumptions:

Grant date stock price	$15.48
Dividend yield	0.00%
Expected volatility	19.55%
Risk-free interest rate	2.75%
Expected life in years	6

As of March 31, 2018, there was $549,000 of total unrecognized cost related to unvested stock options granted under the 2017 Equity Incentive Plan that is expected to be recognized over a 5-year period.

The Company had 75,179 restricted stock awards outstanding at March 31, 2018 including 429 granted in the three months ended March 31, 2018. There were 74,750 restricted stock awards outstanding at December 31, 2017.

Stock-based expense for the three months ended March 31, 2018 was $86,000 of which $60,000 was charged to stock-based compensation expense and $26,000 was charged to stock-based other noninterest expense. There was no stock-based expense for the three months ended March 31, 2017.

NOTE 7 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at March 31, 2018 and December 31, 2017.

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

Loans Held for Sale – The fair value of loans held for sale is based on quoted market prices from the Federal Home Loan Mortgage Corp ("FHLMC"). FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

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

Impaired Loans – Periodically, the Bank records nonrecurring adjustments to the carrying value of loans held for investment based on fair value measurements for loans subject to impairment. The fair value of impaired loans is typically determined using a combination of observable inputs, such as interest rates, contract terms, appraisals of collateral supporting the loan and recent comparable sales of similar properties, and unobservable inputs such as creditworthiness, disposition costs and underlying cash flows associated with the loan. Since the estimates of fair value utilized for loans also involve unobservable inputs, valuations of impaired loans have been classified as Level 3.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

March 31, 2018
Recurring basis
Mortgage-backed securities	$-	$22,655,713	$-	$22,655,713
U.S. Government agencies	-	1,780,336	-	1,780,336
Municipal obligations	-	1,659,611	-	1,659,611
Loans held for sale	-	15,260,895	-	15,260,895
Derivative IRLC's	-	-	475,735	475,735
Derivative forward commitments	-	(64,609)	-	(64,609)
Nonrecurring basis
Impaired loans	-	-	5,479,627	5,479,627

Totals	$-	$41,291,946	$5,955,362	$47,247,308

December 31, 2017
Recurring basis
Mortgage-backed securities	$-	$20,768,592	$-	$20,768,592
U.S. Government agencies	-	1,957,783	-	1,957,783
Municipal obligations	-	1,673,506	-	1,673,506
Loans held for sale	-	15,423,670	-	15,423,670
Derivative IRLC's		-	183,087	183,087
Derivative forward commitments		(15,820)	-	(15,820)
Nonrecurring basis
Impaired loans	-	-	5,436,972	5,436,972

Totals	$-	$39,807,731	$5,620,059	$45,427,790

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

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 financial assets measured on a non-recurring basis:

	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
At March 31, 2018
Impaired loans
Commercial real estate	$3,494,122	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
One- to four-family residential real estate	710,795	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Commercial and industrial	1,274,710	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
	$5,479,627

At December 31, 2017
Impaired loans
Commercial real estate	$3,483,078	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
One- to four-family residential real estate	679,184	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Commercial and industrial	1,274,710	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
	$5,436,972

In addition, derivative Interest Rate Lock Commitment ("IRLC") fair values are derived using internal pricing models. Such models use pull-through rates (which are considered significant unobservable inputs), the weighted average of which was 81% and 77% as of March 31, 2018 and December 31, 2017, respectively.

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017.

			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
At March 31, 2018
Financial assets:
Cash and due from banks	$4,762	$4,762	$4,762	$-	$-
Interest-bearing deposits with banks	7,580	7,580	7,580	-	-
Available-for-sale securities	26,096	26,096	-	26,096	-
Loans held for sale	15,261	15,261	-	15,261	-
Loans held for investment, net	258,357	258,197	-	-	258,197
Derivative IRLCs	475,735	475,735	-	475,735	-
Derivative forward commitments	(64,609)	(64,609)	-	(64,609)	-
Stock in financial institutions	3,843	3,843	-	3,843	-

Financial liabilities:
Demand deposits, savings and NOW deposits	174,580	165,716	-	165,716	-
Time deposits	67,229	66,995	-	66,995	-
Federal Home Loan Bank advances	45,000	45,133	-	45,133	-

At December 31, 2017
Financial assets:
Cash and due from banks	$4,988	$4,988	$4,988	$-	$-
Interest-bearing deposits with banks	4,885	4,885	4,885	-	-
Available-for-sale securities	24,400	24,400	-	24,400	-
Loans held for sale	15,424	15,424	-	15,424	-
Loans held for investment, net	257,896	257,937	-	-	257,937
Stock in financial institutions	3,826	3,826	-	3,826	-

Financial liabilities:
Demand deposits, savings and NOW deposits	172,512	168,080	168,080	-	-
Time deposits	63,049	63,076	-	63,076	-
Federal Home Loan Bank advances	45,000	45,176	-	45,176	-

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

NOTE 8 – EARNINGS (LOSS) PER SHARE

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

	Three Months Ended March 31,
	2018	2017

Basic:
Net income (loss) available to common shareholders	$370,627	$(197,750)
Less: Earnings allocated to participating securities	(8,495)	-

Net income (loss) allocated to common shareholders	$362,132	$(197,750)

Weighted-average common shares outstanding including participating securities	3,444,390	3,438,190
Less: Average participating securities	(74,907)	-
Less: Average unallocated ESOP Shares	(176,102)	(181,887)

Average shares	3,193,381	3,256,303

Basic earnings per common share	$0.11	$(0.06)

Diluted:
Net income allocated to common shareholders	$362,132	$(197,750)

Weighted-average common shares outstanding for basic earnings per common share	3,193,381	3,256,303
Add: Dilutive effects of assumed exercises of stock options	13,745	-

Weighted average shares and dilutive potential common shares	3,207,126	3,256,303

Diluted earnings per common share	$0.11	$(0.06)

Participating securities are restricted stock awards since they participate in common stock dividends. Stock options for 34,190 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2017 because they were antidilutive.  There were no stock options considered antidilutuve for the three months ended March 31, 2018.

NOTE 9 –SUBSEQUENT EVENT - DIVIDEND

On April 11, 2018, Bancorp 34’s Board of Directors declared a special cash dividend of $1.25 per share. The special dividend will be paid on May 9, 2018 to stockholders of record as of April 25, 2018. In addition to the reduction in equity that will result from the payment of the special dividend, the Company expects to incur expense of $94,000 related to the payment of dividends on unvested restricted stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition at March 31, 2018 and December 31, 2017 and results of operations for the three months ended March 31, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “tend,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions.

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

The allowance for loan losses consists primarily of specific allocations and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral, including adjustments for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting and payment history. We also analyze delinquency trends, general economic conditions, trends in historical loss experience, and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance. The principal assumption used in calculating the allowance for loan losses is the estimate of loss for each risk rating. Actual loan losses may be significantly more than the allowance we have established, which could have a material negative effect on our financial results.

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

	Three Months Ended March 31,
	2018			2017
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$273,362	$3,876	5.75%	$254,742	$3,438	5.47%
Securities	26,927	149	2.24%	30,689	130	1.72%
Other interest earning assets	15,705	67	1.73%	4,879	54	11.65%
Total interest-earning assets	315,994	4,092	5.25%	290,310	3,622	5.06%
Noninterest-earning assets	23,679			37,164
Total assets	$339,673			$327,474

Interest-bearing liabilities:
Checking, money market, and savings accounts	$130,535	$282	0.88%	$125,523	$240	0.78%
Certificate of deposit	66,843	212	1.29%	62,024	136	0.89%
Interest bearing deposits	197,378	494	1.02%	187,547	376	0.81%
Advances from FHLB of Dallas	41,222	149	1.47%	49,366	103	0.85%
Total interest-bearing liabilities	238,600	643	1.09%	236,913	479	0.82%
Non-interest bearing deposits	45,712			43,247
Non-interest bearing liabilities	4,461			5,257
Total liabilities	288,773			285,417
Stockholders' equity	50,900			42,057
Total liabilities and stockholders' equity	$339,673			$327,474

Net interest income		$3,449			$3,143
Net interest rate spread (1), (2)			4.16%			4.24%
Net interest-earning assets (3)	$77,394			$53,397

Net interest margin (4)			4.43%			4.39%
Average interest-earning assets to average interest-bearing liabilities	132.44%			122.54%

(1)	Yield/Rate for the three- month periods have been annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Cash and cash equivalents increased $2.5 million, or 25%, to $12.3 million at March 31, 2018 from $9.9 million at December 31, 2017. The increase is due to higher overall deposits, partially offset by the funding of higher levels of available-for-sale investments and loans.

Available-for-sale securities increased $1.7 million, or 6.9%, to $26.1 million during the three months ended March 31, 2018, as certain proceeds from December 2017 sales of underwater securities were reinvested in similar securities with higher yields. The December 2017 sales of underwater securities were made in order to take advantage of higher tax rates in 2017.

Loans held for sale at March 31, 2018 totaled $15.3 million, consisting entirely of residential mortgage loans. We currently sell a significant majority of our residential mortgage loans in the secondary market. At December 31, 2017, loans held for sale totaled $15.4 million. The balances at any date vary based upon the timing and volume of current loan originations and sales.

Loans held for investment increased $466,000, or 0.2%, to $261.5 million at March 31, 2018 from $261.0 million at December 31, 2017, due to organic growth. During the quarter ended March 31, 2018, commercial real estate loans decreased to 81.0% of the gross loan portfolio from 82.0%, while one- to four-family residential real estate loans increased to 11.4% of the portfolio from 11.1%.

The core deposit intangible decreased $13,000 to $208,000 at March 31, 2018 from $221,000 at December 31, 2017, reflecting normal amortization.

Total deposits increased $6.2 million, or 2.7%, to $241.8 million at March 31, 2018 from $235.6 million at December 31, 2017. The increase included a $4.8 million, or 12.8% increase in non-interest bearing demand deposits and a $4.2 million, or 6.6% increase in time deposits, partially offset by a $2.7 million, or 2.0% decrease in savings and NOW deposits.

Borrowings, consisting solely of Federal Home Loan Bank advances, remained the same at $45.0 million at March 31, 2018 and at December 31, 2017. We utilize short-term borrowings to fund loans held for sale and loans held for investment.

Total stockholders’ equity decreased $1.4 million, or 2.7%, to $49.6 million at March 31, 2018 from $51.0 million at December 31, 2017. The decrease was primarily due to $1.6 million used to repurchase common stock during the first quarter of 2018, partially offset by $371,000 of net income during the same period.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General. We had net income of $371,000 in the three months ended March 31, 2018, compared to a net loss of $198,000 for the three months ended March 31, 2017.

Interest Income. Interest income increased $470,000, or 13.0%, to $4.1 million for the three months ended March 31, 2018 from $3.6 million for the three months ended March 31, 2017. The increase was due to a $25.7 million, or 8.8%, increase in average interest-earning assets and a 19 basis point increase in average yields, partially offset by a change in asset mix as loans, our highest yielding assets, decreased to 86.5% of average interest-earning assets from 87.7% of average interest-earning assets. Loan and securities interest rates improved in 2018 over 2017 due to the higher interest rate environment. The yield on average interest-earning assets increased 19 basis points to 5.25% for the three months ended March 31, 2018 from 5.06% for the three months ended March 31, 2017 due primarily to the 28 basis point increase in loan yield. Interest and fees on loans increased $438,000, or 12.7%, to $3.9 million for the three months ended March 31, 2018, from $3.4 million for the three months ended March 31, 2017. Interest income on loans increased due primarily to an $18.6 million, or 7.3%, increase in average loan balances due to organic growth and a 28 basis point increase in yield. Interest on securities increased $19,000, or 14.6%, for the three months ended March 31, 2018 compared to the first three months of 2017. The average balance of securities decreased $3.8 million, or 12.3%, to $26.9 million for the three months ended March 31, 2018, compared to $30.7 million for the three months ended March 31, 2017, and the average yield increased 52 basis points from 1.72% for the three months ended March 31, 2017 to 2.24% for the three months ended March 31, 2018.

Interest Expense. Interest expense increased $164,000, or 34.2%, to $643,000 for the three months ended March 31, 2018 from $479,000 for the three months ended March 31, 2017. The increase was primarily the result of an increase in interest expense on deposits, which increased $118,000 to $494,000 for the three months ended March 31, 2018 from $376,000 for the three months ended March 31, 2017. The average balance of advances from the FHLB of Dallas decreased $8.1 million, or 16.5%, from the quarter ended March 31, 2017 to the quarter ended March 31, 2018 and the average rate paid increased 62 basis points from 85 basis points in the first quarter of 2017 to 1.47% in the first quarter of 2018.

Interest paid on savings and NOW deposits increased $42,000, or 17.5%, to $282,000 for the three months ended March 31, 2018 from $240,000 for the three months ended March 31, 2017. The average rate we paid on such deposit accounts increased 10 basis points to 0.88% for the three months ended March 31, 2018 from 0.78% for the three months ended March 31, 2017 and the average balance increased $5.0 million, or 4.0%, to $130.5 million for the three months ended March 31, 2018 from $125.5 million for the three months ended March 31, 2017. The average rates we pay on deposits is considerably higher in the Arizona market.

Net Interest Income. Net interest income increased $306,000, or 9.7%, to $3.4 million for the three months ended March 31, 2018 from $3.1 million for the three months ended March 31, 2017, as a result of a higher balance of net interest-earning assets, partially offset by an eight basis point decrease in net interest rate spread. Our average net interest-earning assets increased by $24.0 million, or 44.9%, to $77.4 million for the three months ended March 31, 2018 from $53.4 million for the three months ended March 31, 2017 due primarily to organic growth. Our net interest rate spread decreased by eight basis points to 4.16% for the three months ended March 31, 2018 from 4.24% for the three months ended March 31, 2017, as the loan yield increased to 5.75% of our average loans, for the three months ended March 31, 2018, compared to 5.47% in loan yield for the comparable quarter in 2017. Our cost of borrowings increased to 1.47% for the quarter ended March 31, 2018 from 0.85% for the quarter ended March 31, 2017 due to the increase in short-term interest rates following the 25 basis point increases in the target Federal Funds rate in March, June, and December 2017.

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

See “Asset Quality - Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we recorded a provision for loan losses of $22,000 for the three months ended March 31, 2018, compared to $250,000 for the three months ended March 31, 2017. In the quarter ended March 31, 2018, gross loans held for investment grew $479,000, or 0.2%. Net charge-offs were $17,000 in the three months ended March 31, 2018 compared to net recoveries of $7,000 in the quarter ended March 31, 2017.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2018.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about the recoverability of our loan balances based upon information available to it at the time of its examination.

Noninterest Income. Noninterest income increased $1.5 million, or 69.1%, to $3.6 million for the three months ended March 31, 2018 from $2.1 million for the three months ended March 31, 2017 due to a higher volume of loan sales and related gains.

Gain on sale of loans increased $1.4 million, or 70.7%, to $3.4 million for the three months ended March 31, 2018 from $2.0 million for the three months ended March 31, 2017 as the Company has continued to expand its secondary mortgage loan operation. During the three months ended March 31, 2018, we sold $72.8 million of mortgage loans for a gain of $3.2 million, compared to $52.4 million of mortgage loan sales during the three months ended March 31, 2017 for a gain of $1.9 million. There were $1.3 million of SBA loans sold during the three months ended March 31, 2018 with gains of $108,000 recognized directly into income compared to $124,000 sold in the quarter ended March 31, 2017 with gains of $15,000. We realized a 4.0% average premium (gain on sale/sold loans) on the sales of mortgage loans for the three months ended March 31, 2018 and 3.7% for the three months ended March 31, 2017. We began selling mortgage loans under mandatory delivery contracts as opposed to on a best efforts basis in September 2017, and sales gain percentages tend to be larger under mandatory delivery contracts. Premiums also vary from period to period based upon the mix of government Federal Housing Administration (FHA) and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates.

Noninterest Expense. Noninterest expense increased $1.2 million, or 22%, to $6.5 million for the three months ended March 31, 2018 from $5.3 million for the three months ended March 31, 2017 due primarily to higher salaries and benefits, data processing fees and occupancy expense. The increases were primarily related to growth in our mortgage banking area, which sold 38.9% more loans and had 65.9% more sales gains in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Average assets for the quarter ended March 31, 2018 were 3.6% larger than for the quarter ended March 31, 2017.

Provision for Income Tax. Provision for income tax expense was $95,000 for the three months ended March 31, 2018, representing an effective tax rate of 20.4% on pre-tax income. Although there are numerous differences between pre-tax income and actual taxable income that have an effect on the effective income tax rate for any given period, it is notable that the tax rate assumption used to compute income tax expense in 2018 is 13% lower than previous years due to the permanent reduction in the Federal corporate income tax rate to 21% from the Tax Cuts and Jobs Act enacted in December 2017. A 34% Federal tax rate was applied to earnings in 2017 and previous years. We recognized an income tax benefit of $146,000 for the three months ended March 31, 2017 representing 42.6% of the $343,000 loss before income taxes.

Asset Quality

We review loans on a regular basis, and place loans on nonaccrual status when either principal or interest is 90 days or more past due or earlier if we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of payment performance before the loan is eligible to return to accrual status.

Non-Performing Loans and Non-Performing Assets. The following table sets forth information regarding our non-performing assets. As of March 31, 2018 and December 31, 2017, we had no accruing troubled debt restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates materially less than current market rates.

	At March 31,	At December 31,
	2018	2017
Nonaccrual loans	(Dollars in thousands)
Real estate loans:
One- to four-family residential real estate	$711	$679
Commercial real estate	3,709	3,483
Commercial and industrial loans	1,275	1,275
Consumer and other loans	-	-
Total nonaccrual loans	5,695	5,437
Accruing loans past due 90 days or more	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	5,695	5,437
Other real estate (ORE)	-	-
Total nonperforming assets	$5,695	$5,437

Ratios:
Nonperforming loans to gross loans held for investment	2.17%	2.08%
Nonperforming assets to total assets	1.67%	1.62%
Nonperforming assets to gross loans held for investment and ORE	2.17%	2.08%

Two large loan relationships partially secured by real estate comprise $4.6 million, or 80.7%, of the $5.7 million in nonaccrual loans at March 31, 2018.  $3.6 million, or 63.2%, of the total March 31, 2018 nonaccrual loan balance, is guaranteed by the SBA.

The nonperforming asset ratios increased due to the $258,000 increase in nonaccrual loans.

Interest income that would have been recorded for the three months ended March 31, 2018, had nonaccruing loans been current according to their original terms amounted to $87,000. We recognized $4,000 interest income on nonaccrual loans for the three months ended March 31, 2018.

At March 31, 2018, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with existing loan repayment terms and that could result in disclosure as non-accrual, 90 days past due or troubled debt restructurings.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Three Months Ended
	2018	2017
	(Dollars in thousands)

Balance at beginning of period	$3,117	$2,506
Provision for loan losses	22	250
Charge-offs:
One- to four-family residential real estate loans	(23)	-
Commercial real estate loans	-	-
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total charge-offs	(23)	-
Recoveries:
One- to four-family residential real estate loans	6	6
Commercial real estate loans	-	1
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total recoveries	6	7
Net recoveries	(17)	7

Balance at end of period	$3,122	$2,763

Allowance for loan losses to nonperforming loans	54.83%	46.82%
Allowance for loan losses to total loans	1.19%	1.06%
Allowance for loan losses to total loans less acquired loans	1.28%	1.19%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.01)%	0.01%

The ratio of our allowance for loan losses to nonperforming loans increased due primarily to a 13.0% increase in allowance for loan losses. The allowance for loan losses to total loans ratios increased because the 13.0% increase in allowance for loan losses was larger than the 0.4% increase in total gross loans.

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

We believe that we have enough sources of liquidity to satisfy our short-term liquidity needs as of March 31, 2018.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2018, cash and cash equivalents totaled $12.3 million. Available-for-sale securities, which provide additional sources of liquidity, totaled $26.1 million at March 31, 2018. In addition, at March 31, 2018, we had $45.0 million of advances outstanding from the Federal Home Loan Bank of Dallas and the ability to borrow an additional $89.0 million from the FHLB, $9.8 million from the Independent Bankers Bank (TIB), and $6.0 million from the Pacific Coast Bankers Bank (PCBB).

At March 31, 2018, we had $32.4 million in loan commitments outstanding, and an additional $37.8 million in commitments to originate and sell mortgage loans. In addition, we had $13.8 million in unused lines of credit and $125,000 in commitments issued under standby letters of credit. Time deposits due within one year as of March 31, 2018 totaled $35.6 million, or 14.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2019. We believe, however, based on past experience that a significant portion of our time deposits will remain with us, either as time deposits or as other deposit products. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended March 31, 2018, we originated $28.5 million of loans held for investment and $72.3 million of mortgage loans held for sale, compared to $27.7 million of loans held for investment and $45.5 million of mortgage loans held for sale during the three months ended March 31, 2017. In the three months ended March 31, 2018 and 2017 we purchased $3.3 million and $0 in securities, respectively. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases of $6.2 million and $5.6 million in total deposits for the three months ended March 31, 2018 and 2017, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits so that we are competitive in our market area.

We had $45.0 million in Federal Home Loan Bank advances at March 31, 2018 and December 31, 2017.

Bancorp 34, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to stockholders, to repurchase its common stock, and for other corporate purposes. Bancorp 34, Inc.’s primary source of liquidity is dividend payments it may receive from the Bank. At March 31, 2018, Bancorp 34, Inc. (on an unconsolidated basis) had liquid assets of $4.8 million.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2018 and December 31, 2017, Bank 34 exceeded all regulatory capital requirements. Bank 34 is considered “well-capitalized” under regulatory guidelines.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company’s repurchases of common stock for the three months ended March 31, 2018 were as follows:

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average Price	Part of Publicly	Be Purchased Yet
	Shares	Paid	Announced Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)

January 1, 2018 through January 31, 2018	20,000	$14.85	20,000	123,910

February 1, 2018 through February 28, 2018	32,500	$15.23	32,500	91,410

March 1, 2018 through March 31, 2018	50,000	$15.50	50,000	41,410

	102,500		102,500

(1) On October 24, 2017, the Company adopted a repurchase program under which it would repurchase up to 171,910 shares of its common stock, or approximately 5.0% of the Company’s outstanding shares. The repurchase program will continue until it is completed or terminated by the Company’s Board of Directors.

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

101

The following financial statements from the Bancorp 34, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Bancorp 34, Inc. (File No. 333-21182), originally filed with the Securities and Exchange Commission on June 3, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP 34, INC.

Date: April 30, 2018	/s/ Jill Gutierrez
Jill Gutierrez
Chief Executive Officer

Date: April 30, 2018	/s/ Jan R. Thiry
Jan R. Thiry
Executive Vice President and Chief Financial Officer