Form 10-Q
period 2018-06-30
Bancorp 34, Inc.
filed 2018-07-30
CIK 1668340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

YES         NO   X

Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of July 27, 2018 were 3,404,065.

Bancorp 34, Inc.
FORM 10-Q

Item 1. Financial Statements

BANCORP 34, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30, 2018	December 31, 2017

ASSETS
Cash and due from banks	$6,860,541	$4,988,178
Interest-bearing deposits with banks	14,360,000	4,885,000
Total cash and cash equivalents	21,220,541	9,873,178

Available-for-sale securities, at fair value	29,233,376	24,399,881
Loans held for sale	21,308,019	15,423,670

Loans held for investment	279,758,593	261,012,786
Allowance for loan losses	(3,199,420)	(3,117,190)
Loans held for investment, net	276,559,173	257,895,596

Premises and equipment, net	9,935,524	10,120,904
Stock in financial institutions, restricted, at cost	3,860,961	3,825,861
Accrued interest receivable	899,753	838,960
Deferred income taxes, net	2,163,799	2,191,526
Bank owned life insurance	10,429,970	10,135,672
Core deposit intangible, net	194,462	220,664
Prepaid and other assets	1,968,287	1,294,606

TOTAL ASSETS	$377,773,865	$336,220,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$45,188,344	$37,502,593
Savings and NOW deposits	129,434,483	135,009,406
Time deposits	71,885,388	63,049,334
Total deposits	246,508,215	235,561,333

Federal Home Loan Bank advances	80,000,000	45,000,000
Escrows	391,803	296,847
Accrued interest and other liabilities	4,885,048	4,391,649
Total liabilities	331,785,066	285,249,829

Commitments and contingencies (note 4)	-	-

Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 authorized, 0 issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 authorized, 3,404,065 and 3,490,672 issued and outstanding.	34,041	34,907
Additional paid-in capital	25,617,057	26,849,822
Retained earnings	22,649,672	26,060,598
Accumulated other comprehensive loss, net of tax	(639,528)	(274,266)
Unearned employee stock ownership plan (ESOP) shares	(1,672,443)	(1,700,372)
Total stockholders’ equity	45,988,799	50,970,689

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$377,773,865	$336,220,518

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Interest income
Interest and fees on loans	$3,998,915	$3,814,226	$7,874,923	$7,252,496
Interest on securities	147,407	144,847	295,988	275,313
Interest on other interest-earning assets	73,546	46,375	141,576	100,356
Total interest income	4,219,868	4,005,448	8,312,487	7,628,165

Interest expense
Interest on deposits	512,966	390,643	1,006,702	766,951
Interest on borrowings	274,006	142,806	423,436	245,881
Total interest expense	786,972	533,449	1,430,138	1,012,832

Net interest income	3,432,896	3,471,999	6,882,349	6,615,333
Provision for loan losses	71,000	150,000	93,000	400,000

Net interest income after provision for loan losses	3,361,896	3,321,999	6,789,349	6,215,333

Noninterest income
Gain on sale of loans	4,059,747	2,544,599	7,413,140	4,509,071
Service charges and fees	94,575	89,219	178,964	175,176
Bank owned life insurance income	91,149	43,363	179,746	86,176
Other	2,335	16,806	26,941	23,597
Total noninterest income	4,247,806	2,693,987	7,798,791	4,794,020

Noninterest expense
Salaries and benefits	4,859,405	3,550,403	9,089,382	6,849,749
Occupancy	524,711	486,860	1,030,662	910,618
Data processing fees	735,425	584,342	1,458,831	1,191,365
FDIC and other insurance expense	51,332	32,696	101,865	89,307
Professional fees	259,999	303,560	587,055	681,430
Advertising	120,748	101,474	276,774	243,355
Net other real estate expenses	-	-	-	80
Other	559,225	468,797	1,078,944	899,017
Total noninterest expense	7,110,845	5,528,132	13,623,513	10,864,921

Income before provision for income taxes	498,857	487,854	964,627	144,432
Provision for income taxes	119,296	149,756	214,439	4,084

NET INCOME	379,561	338,098	750,188	140,348

Other comprehensive income
Unrealized (loss) gain on available-for-sale securities	(143,091)	57,136	(490,358)	70,801
Tax effect of unrealized (loss) gain on available-for-sale securities	36,417	(21,546)	125,096	(26,699)
Unrealized (loss) gain on available-for-sale securities, net of tax	(106,674)	35,590	(365,262)	44,102

COMPREHENSIVE INCOME	$272,887	$373,688	$384,926	$184,450

Earnings per common share:
Basic	$0.12	$0.10	$0.23	$0.04
Diluted	$0.12	$0.10	$0.23	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common	Common	Paid-In	Retained	Income	ESOP	Stockholders'
	Shares	Stock	Capital	Earnings	(Loss)	Shares	Equity

BALANCE, DECEMBER 31, 2016	3,438,190	$34,382	$27,161,856	$25,700,007	$(363,437)	$(1,756,231)	$50,776,577

Net income	-	-	-	360,591	-	-	360,591
Unrealized gain on available-for-sale securities, net	-	-	-	-	89,171	-	89,171
Stock option exercise	5,732	57	55,257	-	-	-	55,314
Restricted stock awards	74,750	748	(748)	-	-	-	-
Amortization of equity awards	-	-	47,577	-	-	55,859	103,436
Share repurchase	(28,000)	(280)	(414,120)	-	-	-	(414,400)
BALANCE, DECEMBER 31, 2017	3,490,672	$34,907	$26,849,822	$26,060,598	$(274,266)	$(1,700,372)	$50,970,689

Net income	-	-	-	750,188	-	-	750,188
Unrealized gain on available-for-sale securities, net	-	-	-	-	(365,262)	-	(365,262)
Stock option exercise	15,464	155	149,073	-	-	-	149,228
Restricted stock awards	429	4	(4)	-	-	-	-
Amortization of equity awards	-	-	189,191	-	-	27,929	217,120
Share repurchase	(102,500)	(1,025)	(1,571,025)	-	-	-	(1,572,050)
Dividend paid - $1.25 per share	-	-	-	(4,161,114)	-	-	(4,161,114)
BALANCE, JUNE 30, 2018	3,404,065	$34,041	$25,617,057	$22,649,672	$(639,528)	$(1,672,443)	$45,988,799

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$750,188	$140,348
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	355,997	325,872
Stock dividend on financial institution stock	(35,100)	(22,400)
Amortization of premiums and discounts on securities, net	149,740	217,505
Amortization of ESOP awards	27,929	37,530
Amortization of stock-based compensation	189,191	-
Amortization of core deposit intangible	26,202	33,600
Gain on sale of loans	(7,413,140)	(4,509,071)
Proceeds from sale of loans held for sale	167,786,581	122,584,202
Funding of loans held for sale	(164,814,284)	(112,663,013)
Provision for loan losses	93,000	400,000
Net appreciation on bank-owned life insurance	(139,298)	(60,979)
Deferred income tax expense	64,144	136,544
Changes in operating assets and liabilities:
Accrued interest receivable	(60,793)	20,849
Prepaid and other assets	(585,001)	(98,167)
Accrued interest and other liabilities	493,398	129,578
Net cash from operating activities	(3,111,246)	6,672,398

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	2,559,998	3,032,673
Purchases of available-for-sale securities	(8,033,591)	-
Purchase of bank-owned life insurance	(155,000)	-
Net change in loans held for investment	(20,200,083)	(23,350,057)
Purchases of premises and equipment	(170,617)	(265,554)
Net cash from investing activities	(25,999,293)	(20,582,938)

Cash flows from financing activities
Net change in deposits	10,946,882	4,599,324
Net change in escrows	94,956	1,914
Net change in Federal Home Loan Bank advances	35,000,000	5,000,000
Exercise of stock options	149,228	-
Dividends paid	(4,161,114)	-
Common stock repurchases	(1,572,050)	-
Net cash from financing activities	40,457,902	9,601,238

Net increase (decrease) in cash and cash equivalents	11,347,363	(4,309,302)

Cash and cash equivalents, beginning of period	9,873,178	16,411,344

Cash and cash equivalents, end of period	$21,220,541	$12,102,042

Supplemental disclosures:
Interest on deposits and advances paid	$1,281,600	$1,005,142
Income taxes paid	$109,100	$74,089
Loans transferred to loans held for sale	$1,443,506	$2,438,034

 The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Bancorp 34, Inc. (“Bancorp 34” or the “Company”) is a Maryland corporation and savings and loan holding company which owns 100% of the common stock of Bank 34 (the “Bank”).

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition, cash flows and results of operations at the dates and for the periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations for the full fiscal year or for any other period. This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Significant estimates include, but are not limited to, allowance for loan losses, other-than-temporary impairment of securities, useful lives used in depreciation and amortization, deferred income taxes, valuation of other real estate and core deposit intangibles.

Subsequent Events – Subsequent events have been evaluated through the date the unaudited consolidated financial statements were issued.

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

Financial Instruments – In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The amendment has a number of provisions including the requirements that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, a separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans receivables), and eliminating the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendment is effective for the Company in the first quarter of 2019 and is not expected to have a significant impact on the consolidated financial statements.

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

Premium on Callable Debt - In March 2017, the FASB issued ASU 2017-08, “Receivables–Nonrefundable Fees and Other Costs (Subtopic 310-20)” to shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Currently, entities generally amortize the premium as a yield adjustment over the contractual life of the security. The guidance does not change the accounting for callable debt securities held at a discount. For public business entities, the guidance is effective for the Company in the first quarter of 2020. Early adoption is permitted, including in an interim period. ASU 2017-08 is not expected to have a significant impact on our consolidated financial statements.

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

Reporting Tax Effects of Tax Cuts and Jobs Act - In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” that helps organizations address certain stranded income tax effects in accumulated other comprehensive income ("AOCI") resulting from the 2017 Tax Cuts and Jobs Act. The ASU provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The ASU requires financial statement preparers to disclose a description of the accounting policy for releasing income tax effects from AOCI, whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act, and information about the other income tax effects that are reclassified. The amendments are effective for the Company in the first quarter of 2019. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. ASU 2018-02 is not expected to have a significant impact on our consolidated financial statements.

NOTE 2 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities have been classified in the consolidated balance sheets according to management’s intent at June 30, 2018 and December 31, 2017. The carrying amount of such securities and their approximate fair values were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2018
Available-for-sale securities
Mortgage-backed securities	$25,445,706	$2,380	$(724,992)	$24,723,094
U.S. Government agencies	1,755,230	-	(74,124)	1,681,106
Municipal obligations	2,830,775	-	(1,599)	2,829,176

Total	$30,031,711	$2,380	$(800,715)	$29,233,376

December 31, 2017
Available-for-sale securities
Mortgage-backed securities	$21,028,794	$12,757	$(272,959)	$20,768,592
U.S. Government agencies	2,006,786	44	(49,047)	1,957,783
Municipal obligations	1,672,277	2,584	(1,355)	1,673,506

Total	$24,707,857	$15,385	$(323,361)	$24,399,881

There were no sales of available-for-sale securities during the six months ended June 30, 2018 or 2017.

Amortized cost and fair value of securities by contractual maturity as of June 30, 2018 and December 31, 2017 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$1,400,829	$1,399,416	$1,254,321	$1,256,906
Due after one to five years	26,067,010	25,268,158	21,574,631	21,306,086
Due after five to ten years	2,563,872	2,565,802	1,878,905	1,836,889
Due after ten years	-	-	-	-

Totals	$30,031,711	$29,233,376	$24,707,857	$24,399,881

At June 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At June 30, 2018 and December 31, 2017, mortgage-backed securities included collateralized mortgage obligations of $10.8 million and $10.0 million, respectively, which are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position.

	June 30, 2018
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$11,764,905	$(322,679)	$9,135,291	$(402,313)	$20,900,196	$(724,992)
U.S. Government agencies	360,265	(5,625)	1,320,840	(68,499)	1,681,105	(74,124)
Municipal obligations	1,839,176	(1,599)	-	-	1,839,176	(1,599)

Total temporarily impaired securities	$13,964,346	$(329,903)	$10,456,131	$(470,812)	$24,420,477	$(800,715)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$3,468,607	$(39,099)	$9,763,879	$(233,860)	$13,232,486	$(272,959)
U.S. Government agencies	-	-	1,548,481	(49,047)	1,548,481	(49,047)
Municipal obligations	416,600	(1,355)	-		416,600	(1,355)

Total temporarily impaired securities	$3,885,207	$(40,454)	$11,312,360	$(282,907)	$15,197,567	$(323,361)

At June 30, 2018 and December 31, 2017, all of the government agencies and mortgage-backed securities held by the Company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2018.

Loans and securities with a carrying value of approximately $137.8 million at June 30, 2018 were pledged to secure Federal Home Loan Bank (“FHLB”) advances. In addition, securities with a carrying value of approximately $4.2 million at June 30, 2018 were pledged to secure public deposits.

NOTE 3 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$231,983,432	82.6%	$214,871,788	82.0%
One- to four-family residential real estate	28,932,957	10.3	29,114,060	11.1
Commercial and industrial	12,897,863	4.6	12,296,308	4.7
Consumer and other	7,046,587	2.5	5,740,352	2.2
Total gross loans	280,860,839	100.0%	262,022,508	100.0%
Unamortized loan fees	(1,102,246)		(1,009,722)
Loans held for investment	279,758,593		261,012,786
Allowance for loan losses	(3,199,420)		(3,117,190)
Loans held for investment, net	$276,559,173		$257,895,596

At June 30, 2018 and December 31, 2017, loans held for investment includes construction loans of $20.3 million and $16.4 million, respectively.  Commercial real estate construction loans were $16.7 million and $13.4 million at June 30, 2018 and December 31, 2017, respectively.   One- to four-family residential real estate construction loans were $1.9 million and $1.3 million as of June 30, 2018 and December 31, 2017, respectively. Consumer construction loans were $1.7 million at each of June 30, 2018 and December 31, 2017, respectively

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$215,000	$-	$-	$-	$215,000
Ending balance: collectively evaluated for impairment	1,928,311	487,380	527,445	41,284	2,984,420

Total	$2,143,311	$487,380	$527,445	$41,284	$3,199,420

Gross loans
Ending balance: individually evaluated for impairment	$3,621,812	$689,004	$1,274,710	$-	$5,585,526
Ending balance: collectively evaluated for impairment	228,361,620	28,243,953	11,623,153	7,046,587	275,275,313
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-
Total	$231,983,432	$28,932,957	$12,897,863	$7,046,587	$280,860,839

	As of December 31, 2017
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	2,055,911	567,290	462,406	31,583	3,117,190

Total	$2,055,911	$567,290	$462,406	$31,583	$3,117,190

Gross loans
Ending balance: individually evaluated for impairment	$3,483,078	$679,184	$1,274,710	$-	$5,436,972
Ending balance: collectively evaluated for impairment	211,388,710	28,434,876	11,021,598	5,740,352	256,585,536
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-
Total	$214,871,788	$29,114,060	$12,296,308	$5,740,352	$262,022,508

The following tables summarize activities for the allowance for loan losses for the six months ended June 30, 2018 and 2017 by quarter:

	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Balance December 31, 2017	$2,055,911	$567,290	$462,406	$31,583	$3,117,190

Provision for loan losses	10,374	(46,975)	51,901	6,700	22,000

Charge-offs	-	(23,269)	-	-	(23,269)
Recoveries	-	6,249			6,249
Net charge-offs	-	(17,020)	-	-	(17,020)

Balance March 31, 2018	$2,066,285	$503,295	$514,307	$38,283	$3,122,170

Provision for loan losses	77,026	(22,165)	13,138	3,001	71,000

Charge-offs	-	-	-	-	-
Recoveries	-	6,250	-	-	6,250
Net recoveries	-	6,250	-	-	6,250

Balance June 30, 2018	$2,143,311	$487,380	$527,445	$41,284	$3,199,420

	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Balance December 31, 2016	$1,688,448	$617,912	$147,371	$52,302	$2,506,033

Provision for loan losses	120,158	3,488	152,397	(26,043)	250,000

Charge-offs	-	-	-	-	-
Recoveries	1,200	6,250	-	-	7,450
Net recoveries	1,200	6,250	-	-	7,450

Balance March 31, 2017	$1,809,806	$627,650	$299,768	$26,259	$2,763,483

Provision for loan losses	74,443	(34,305)	109,100	762	150,000

Charge-offs	-	-	-	-	-
Recoveries	-	6,250	-	-	6,250
Net recoveries	-	6,250	-	-	6,250

Balance June 30, 2017	$1,884,249	$599,595	$408,868	$27,021	$2,919,733

Nonperforming Assets – The following tables present an aging analysis of the recorded investment of past due loans as of June 30, 2018 and December 31, 2017. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, loans past due 90 days or more no longer accrue interest.

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

June 30, 2018
Commercial real estate	$260,937	$-	$550,000	$810,937	$231,172,495	$231,983,432
One- to four-family residential real estate	-	82,873	146,873	229,746	28,703,211	28,932,957
Commercial and industrial	-	-	1,274,710	1,274,710	11,623,153	12,897,863
Consumer and other	-	-	-	-	7,046,587	7,046,587

Totals	$260,937	$82,873	$1,971,583	$2,315,393	$278,545,446	$280,860,839

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

December 31, 2017
Commercial real estate	$246,154	$-	$550,000	$796,154	$214,075,634	$214,871,788
One- to four-family residential real estate	235,561	116,977	525,532	878,070	28,235,990	29,114,060
Commercial and industrial	-	-	1,274,710	1,274,710	11,021,598	12,296,308
Consumer and other	-	-	-	-	5,740,352	5,740,352

Totals	$481,715	$116,977	$2,350,242	$2,948,934	$259,073,574	$262,022,508

The following table sets forth nonaccrual loans and other real estate at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017

Nonaccrual loans
Commercial real estate	$3,621,812	$3,483,078
One- to four-family residential real estate	689,004	679,184
Commercial and industrial	1,274,710	1,274,710
Consumer and other	-	-
Total nonaccrual loans	5,585,526	5,436,972
Other real estate (ORE)	-	-

Total nonperforming assets	$5,585,526	$5,436,972

Nonperforming assets to gross loans held for investment and ORE	1.99%	2.08%
Nonperforming assets to total assets	1.48%	1.62%

Two large loan relationships partially secured by real estate comprise $4.5 million, or 80.0%, of the $5.6 million in nonaccrual loans at June 30, 2018.  At June 30, 2018, $3.6 million, or 64.2% of the total nonaccrual loan balance, is guaranteed by the Small Business Administration ("SBA").

Credit Quality Indicators – The following table represents the credit exposure by internally assigned grades at June 30, 2018 and December 31, 2017. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

	As of June 30, 2018
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$224,546,530	$27,280,221	$11,321,992	$6,886,642	$270,035,385
Special mention	1,855,712	-	-	-	1,855,712
Substandard	5,031,190	1,652,736	1,575,871	159,945	8,419,742
Doubtful	550,000	-	-	-	550,000
Loss	-	-	-	-	-

Totals	$231,983,432	$28,932,957	$12,897,863	$7,046,587	$280,860,839

	As of December 31, 2017
	Commercial Real Estate	One- to Four Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$208,395,458	$27,400,698	$10,624,210	$5,568,633	$251,988,999
Special mention	911,571	43,382	-	-	954,953
Substandard	5,014,759	1,669,980	1,672,098	171,719	8,528,556
Doubtful	550,000	-	-	-	550,000
Loss	-	-	-	-	-

Totals	$214,871,788	$29,114,060	$12,296,308	$5,740,352	$262,022,508

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

	As of June 30, 2018
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$3,071,812	$3,071,812	$-	$3,120,109
One- to four-family residential real estate	689,004	689,004	-	701,836
Commercial and industrial	1,274,710	1,274,710	-	1,297,740
Consumer and other	-	-	-	-
	$5,035,526	$5,035,526	$-	$5,119,685

With an allowance recorded:
Commercial real estate	$550,000	$550,000	$215,000	$550,000

Total:
Commercial real estate	$3,621,812	$3,621,812	$215,000	$3,670,109
One- to four-family residential real estate	689,004	689,004	-	701,836
Commercial and industrial	1,274,710	1,274,710	-	1,297,740
Consumer and other	-	-	-	-
	$5,585,526	$5,585,526	$215,000	$5,669,685

	As of December 31, 2017
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$3,483,078	$3,483,078	$-	$3,521,421
One- to four-family residential real estate	679,184	679,184	-	684,632
Commercial and industrial	1,274,710	1,274,710	-	1,297,740
Consumer and other	-	-	-	-
	$5,436,972	$5,436,972	$-	$5,503,793

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$3,483,078	$3,483,078	$-	$3,521,421
One- to four-family residential real estate	679,184	679,184	-	684,632
Commercial and industrial	1,274,710	1,274,710	-	1,297,740
Consumer and other	-	-	-	-
	$5,436,972	$5,436,972	$-	$5,503,793

During the six months ended June 30, 2018 and 2017, $4,000 and $0 of interest income, respectively, was recognized on nonaccrual loans.

Certain loans within the Company’s loan and ORE portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at June 30, 2018 and December 31, 2017.

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

There were no troubled debt restructurings as of June 30, 2018 or December 31, 2017.

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk are as follows as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Commitments to originate and sell mortgage loans	$29,766,324	$27,440,793
Commitments to extend credit	25,653,397	23,425,182
Unused lines of credit	17,702,272	13,576,993
Standby letters of credit	125,000	125,000
Totals	$73,246,993	$64,567,968

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of June 30, 2018 and December 31, 2017, the Bank meets all capital adequacy requirements to which it is subject.

Banks and bank holding companies are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory non-objection.

As of June 30, 2018, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

						To be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
As of June 30, 2018:

Total Capital
(to Risk-Weighted Assets)	$46,381	16.47%	$22,529	≥	8.00%	$28,161	≥	10.00%

Tier I Capital
(to Risk-Weighted Assets)	$42,921	12.25%	$21,023	≥	6.00%	$28,030	≥	8.00%

Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$42,921	15.24%	$12,674	≥	4.50%	$18,306	≥	6.50%

Tier I Capital
(to Average Assets)	$42,921	15.24%	$11,265	≥	4.00%	$14,082	≥	5.00%

As of December 31, 2017:
Total Capital
(to Risk-Weighted Assets)	$45,076	17.21%	$20,950	≥	8.00%	$26,187	≥	10.00%

Tier I Capital
(to Risk-Weighted Assets)	$41,800	15.96%	$15,712	≥	6.00%	$20,950	≥	8.00%

Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$41,800	15.96%	$11,784	≥	4.50%	$17,022	≥	6.50%

Tier I Capital
(to Average Assets)	$41,800	11.96%	$14,011	≥	4.00%	$17,514	≥	5.00%

NOTE 6 – EQUITY-BASED COMPENSATION

The Company has fully vested stock options outstanding under the 2001 Stock Option Plan and unvested stock options and restricted stock awards under the 2017 Equity Incentive Plan.

A summary of stock option activity during the six months ended June 30, 2018 and 2017 is presented below:

	For the Six Months Ended June 30, 2018
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term (years)

Outstanding, December 31, 2017	207,108	$14.18	6.2
Granted	5,000	15.48	6.7
Exercised	(15,464)	9.65	-
Forfeited or expired	(7,734)	11.08	-

Outstanding, June 30, 2018	188,910	$14.71	6.2

Exercisable, June 30, 2018	7,260	$9.65	1.0

	For the Six Months Ended June 30, 2017
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term (years)

Outstanding, December 31, 2016	34,190	$9.65	2.3
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-

Outstanding, June 30, 2017	34,190	$9.65	2.0

Exercisable, June 30, 2017	34,190	$9.65	2.0

The exercise price of outstanding stock options at June 30, 2018 range from $9.65 to $15.48 per share.  The grant date fair value of stock options awarded in the six months ended June 30, 2018 was $4.04 using the Black-Scholes-Merton options pricing model with the following inputs and assumptions:

Grant date stock price	$15.48
Dividend yield	0.00%
Expected volatility	19.55%
Risk-free interest rate	2.75%
Expected life in years	6

The intrinsic value of the 15,464 stock options exercised in the first six months of 2018 was $89,000.

The Company had 75,179 restricted stock awards outstanding at June 30, 2018 including 429 granted in the six months ended June 30, 2018. There were 74,750 restricted stock awards outstanding at December 31, 2017.

Equity-based expense for the six months ended June 30, 2018 was $267,000 of which $186,000 was charged to compensation expense and $81,000 was charged to other noninterest expense. There was no stock-based expense for the six months ended June 30, 2017.

As of June 30, 2018, there was $544,000 and $900,000 of total unrecognized equity-based expense related to unvested stock options and restricted stock awards granted under the 2017 Equity Incentive Plan, respectively, that is expected to be recognized over the next 4.5 years.

NOTE 7 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at June 30, 2018 and December 31, 2017.

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

Loans Held for Sale – The fair value of loans held for sale is based on quoted market prices from the Federal Home Loan Mortgage Corporation ("FHLMC"). FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

June 30, 2018:
Recurring basis
Mortgage-backed securities	$-	$24,723,094	$-	$24,723,094
U.S. Government agencies	-	1,681,106	-	1,681,106
Municipal obligations	-	2,829,176	-	2,829,176
Loans held for sale	-	21,308,019	-	21,308,019
Derivative IRLC's	-	-	480,277	480,277
Derivative forward commitments	-	(58,438)	-	(58,438)
Nonrecurring basis
Impaired loans	-	-	5,585,526	5,585,526

Totals	$-	$50,482,957	$6,065,803	$56,548,760

December 31, 2017:
Recurring basis
Mortgage-backed securities	$-	$20,768,592	$-	$20,768,592
U.S. Government agencies	-	1,957,783	-	1,957,783
Municipal obligations	-	1,673,506	-	1,673,506
Loans held for sale	-	15,423,670	-	15,423,670
Derivative IRLC's	-		183,087	183,087
Derivative forward commitments	-	(15,820)	-	(15,820)
Nonrecurring basis
Impaired loans	-	-	5,436,972	5,436,972

Totals	$-	$39,807,731	$5,620,059	$45,427,790

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

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 financial assets measured on a non-recurring basis:

	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
At June 30, 2018
Impaired loans
Commercial real estate	$3,621,812	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
One- to four-family residential real estate	689,004	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Commercial and industrial	1,274,710	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Total Impaired Loans	$5,585,526

Derivative IRLC's	$480,277	Internal pricing model	Pull-through rate	81%

At December 31, 2017
Impaired loans
Commercial real estate	$3,483,078	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
One- to four-family residential real estate	679,184	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Commercial and industrial	1,274,710	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
	$5,436,972

In addition, derivative Interest Rate Lock Commitment ("IRLC") fair values are derived using internal pricing models. Such models use pull-through rates (which are considered significant unobservable inputs), the weighted average of which was 81% and 77% as of June 30, 2018 and December 31, 2017, respectively.

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017.

			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
At June 30, 2018:
Financial assets:
Cash and due from banks	$6,861	$6,861	$6,861	$-	$-
Interest-bearing deposits with banks	14,360	14,360	14,360	-	-
Available-for-sale securities	29,233	29,233	-	29,233	-
Loans held for sale	21,308	21,308	-	21,308	-
Loans held for investment, net	276,559	276,910	-	-	276,910
Derivative IRLC's	480	480	-	-	480
Derivative forward commitments	(58)	(58)	-	(58)	-
Stock in financial institutions	3,861	3,861	-	3,861	-

Financial liabilities:
Demand deposits, savings and NOW deposits	174,623	160,272	160,272	-	-
Time deposits	71,885	71,739	-	71,739	-
Federal Home Loan Bank advances	80,000	79,944	-	79,944	-

At December 31, 2017
Financial assets:
Cash and due from banks	$4,988	$4,988	$4,988	$-	$-
Interest-bearing deposits with banks	4,885	4,885	4,885	-	-
Available-for-sale securities	24,400	24,400	-	24,400	-
Loans held for sale	15,424	15,424	-	15,424	-
Loans held for investment, net	257,896	257,937	-	-	257,937
Stock in financial institutions	3,826	3,826	-	3,826	-

Financial liabilities:
Demand deposits, savings and NOW deposits	172,512	168,080	168,080	-	-
Time deposits	63,049	63,076	-	63,076	-
Federal Home Loan Bank advances	45,000	45,176	-	45,176	-

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Basic:
Net income available to common shareholders	$379,561	$338,098	$750,188	$140,348
Less: Earnings allocated to participating securities	(8,844)	-	(17,336)	-

Net income allocated to common shareholders	$370,717	$338,098	$732,852	$140,348

Weighted-average common shares outstanding including participating securities	3,402,706	3,438,190	3,423,430	3,438,190
Less: Average participating securities	(75,179)	-	(75,042)	-
Less: Average unallocated ESOP Shares	(176,102)	(181,887)	(176,102)	(181,887)

Average shares	3,151,425	3,256,303	3,172,287	3,256,303

Basic earnings per common share	$0.12	$0.10	$0.23	$0.04

Diluted:
Net income allocated to common shareholders	$370,717	$338,098	$732,852	$140,348

Weighted-average common shares outstanding for basic earnings per common share	3,151,425	3,256,303	3,172,287	3,256,303
Add: Dilutive effects of assumed exercises of stock options	12,788	9,218	11,516	8,729

Weighted average shares and dilutive potential common shares	3,164,212	3,265,521	3,183,803	3,265,032

Diluted earnings per common share	$0.12	$0.10	$0.23	$0.04

Our restricted stock awards are participating securities since they participate in common stock dividends.

For the three and six months ended June 30, 2018, stock options for 4,000 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive. There were no stock options considered antidilutive for the three or six months ended June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition at June 30, 2018 and December 31, 2017 and results of operations for the three and six months ended June 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

	Three Months Ended June 30,
	2018			2017
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$283,953	$3,999	5.65%	$271,059	$3,814	5.64%
Securities	26,709	147	2.21%	29,495	145	1.97%
Other interest earning assets	16,281	74	1.82%	14,632	46	1.26%
Total interest-earning assets	326,943	4,220	5.18%	315,186	4,005	5.10%
Noninterest-earning assets	23,437			21,525
Total assets	$350,380			$336,711

Interest-bearing liabilities:
Checking, money market and savings accounts	$128,912	295	0.92%	$126,288	250	0.79%
Certificates of deposit	64,495	218	1.36%	61,550	140	0.91%
Total deposits	193,407	513	1.06%	187,838	390	0.83%
Advances from FHLB of Dallas	64,011	274	1.72%	56,637	143	1.00%
Total interest-bearing liabilities	257,418	787	1.23%	244,475	533	0.87%
Non-interest bearing deposits	40,530			37,784
Non-interest bearing liabilities	5,597			3,027
Total liabilities	303,545			285,286
Stockholders' equity	46,835			51,425
Total liabilities and stockholders' equity	$350,380			$336,711

Net interest income		$3,433			$3,472
Net interest rate spread (2)			3.95%			4.22%
Net interest-earning assets (3)	$69,525			$70,711

Net interest margin (4)			4.21%			4.42%
Average interest-earning assets to average interest-bearing liabilities	127.01%					128.92%

(1)	Yield/Rate for the three-month periods have been annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

	Six Months Ended June 30,
	2018			2017
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$278,687	$7,875	5.70%	$262,908	$7,252	5.53%
Securities	26,817	296	2.23%	30,332	275	1.82%
Other interest earning assets	15,744	141	1.81%	17,173	101	1.19%
Total interest-earning assets	321,248	8,312	5.22%	310,413	7,628	4.93%
Noninterest-earning assets	23,808			21,906
Total assets	$345,056			$332,319

Interest-bearing liabilities:
Checking, money market and savings accounts	$129,719	577	0.90%	$125,909	490	0.78%
Certificates of deposit	65,663	430	1.32%	61,792	277	0.90%
Total deposits	195,382	1,007	1.04%	187,701	767	0.82%
Advances from FHLB of Dallas	52,680	423	1.62%	52,981	247	0.93%
Total interest-bearing liabilities	248,062	1,430	1.16%	240,682	1,014	0.84%
Non-interest bearing deposits	43,107			37,042
Non-interest bearing liabilities	5,031			3,263
Total liabilities	296,200			280,987
Stockholders' equity	48,856			51,332
Total liabilities and stockholders' equity	$345,056			$332,319

Net interest income		$6,882			$6,614
Net interest rate spread (2)			4.06%			4.08%
Net interest-earning assets (3)	$73,186			$69,731

Net interest margin (4)			4.30%			4.27%
Average interest-earning assets to average interest- bearing liabilities	129.50%			128.97%

(1)	Yield/Rate for the six-month periods have been annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Cash and cash equivalents increased $11.4 million, or 114.9%, to $21.2 million at June 30, 2018 from $9.9 million at December 31, 2017. The company was holding excess liquid funds at June 30, 2018 due to anticipated near-term loan growth projections, funded by $10.0 million in brokered certificates of deposit on June 28, 2018.

Available-for-sale securities increased $4.8 million, or 19.8%, during the six months ended June 30, 2018 to $29.2 million as we took advantage of higher interest rates in June to replace some of our regular monthly mortgage-backed securities principal reductions.

Loans held for sale at June 30, 2018 totaled $21.3 million, consisting entirely of residential mortgage loans. We currently sell a significant majority of our residential mortgage loans in the secondary market. At December 31, 2017, loans held for sale totaled $15.4 million. The balances at any date vary based upon the timing and volume of current loan originations and sales.

Loans held for investment increased $18.7 million, or 7.2%, to $279.8 million at June 30, 2018 from $261.0 million at December 31, 2017, due to organic growth. In the six months ended June 30, 2018, commercial real estate loans increased to $17.1 million and represented 88.5% of the gross loan portfolio at June 30, 2018, up from 82.0% at June 30, 2017.

Total deposits increased $10.9 million, or 4.6%, to $246.5 million at June 30, 2018 from $235.6 million at December 31, 2017. The increase included a $7.7 million, or 20.5%, increase in non-interest bearing demand deposits and an $8.8 million, or 14.0% increase in time deposits, partially offset by a $5.6 million, or 4.1%, decrease in savings and NOW deposits. The increase in time deposits included $15.0 million in new brokered deposits, partially offset by decreases of $3.5 million in internet and $2.7 million in retail deposits, respectively.

Borrowings, consisting solely of Federal Home Loan Bank advances, increased $35.0 million, or 77.8%, to $80.0 million at June 30, 2018 from $45.0 million at December 31, 2017. We utilize short-term borrowings to fund loans held for sale and net growth in loans held for investment.

Total stockholders’ equity decreased $5.0 million, or 9.8%, to $46.0 million at June 30, 2018 from $51.0 million at December 31, 2017. The decrease was primarily due to a $4.2 million special dividend paid in the second quarter of 2018 and $1.6 million used to repurchase common stock in the first quarter of 2018, partially offset by $750,000 of net income during the six-month period.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

General. We had net income of $380,000 for the three months ended June 30, 2018, compared to $338,000 for the three months ended June 30, 2017.

Interest Income. Interest income increased $215,000, or 5.4%, to $4.2 million for the three months ended June 30, 2018 from $4.0 million for the three months ended June 30, 2017. The increase was due to an $11.8 million, or 3.7%, increase in average interest-earning assets and an eight basis point increase in average yields, and by a change in asset mix as loans, our highest yielding assets, increased to 86.9% of average interest-earning assets from 86.0% of average interest-earning assets. Loan and securities interest rates increased in 2018 compared to 2017 due to the higher interest rate environment. The yield on average interest-earning assets increased eight basis points to 5.18% for the three months ended June 30, 2018, from 5.10% for the three months ended June 30, 2017, due primarily to a 24 basis point increase in securities yield from 1.97% for the three months ended June 30, 2017, to 2.21% for the three months ended June 30, 2018. Interest income on loans increased due primarily to a $12.9 million, or 4.8%, increase in average loan balances due to organic growth and a one basis point increase in yield. Interest on securities increased $2,000, or 1.4%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The average balance of securities decreased $2.8 million, or 9.4%, to $26.7 million for the three months ended June 30, 2018, compared to $29.5 million for the three months ended June 30, 2017.

Interest Expense. Interest expense increased $254,000, or 47.5%, to $787,000 for the three months ended June 30, 2018 from $533,000 for the three months ended June 30, 2017. The increase was the result of increases of $131,000, or 91.6%, in interest expense on borrowings and $123,000, or 31.5%, in interest expense on deposits. The average balance of borrowings increased $7.4 million, or 13.0%, from the quarter ended June 30, 2017 to the quarter ended June 30, 2018 and the average rate paid increased 72 basis points from 1.00% for the three months ended June 30, 2017 to 1.72% for the three months ended June 30, 2018.

Interest paid on checking, money market and savings accounts increased $45,000, or 18.0%, to $295,000 for the three months ended June 30, 2018 from $250,000 for the three months ended June 30, 2017. The average rate we paid on such deposit accounts increased 13 basis points to 0.92% for the three months ended June 30, 2018 from 0.79% for the three months ended June 30, 2017 and the average balance increased $2.6 million, or 2.1%, to $128.9 million for the three months ended June 30, 2018 from $126.3 million for the three months ended June 30, 2017. The average rates we pay on deposits is considerably higher in the Arizona market.

Net Interest Income. Net interest income decreased $39,000, or 1.2%, to $3.4 million for the three months ended June 30, 2018 from $3.5 million for the three months ended June 30, 2017, primarily due to a 27 basis point decrease in net interest rate spread from 4.22% for the three months ended June 30, 2017 to 3.95% for the three months ended June 30, 2018. Average interest bearing liability rates increased 36 basis points compared to an eight basis point increase in the average interest earning assets yield. Our average net interest-earning assets decreased by $1.2 million, or 1.7%, to $69.5 million for the three months ended June 30, 2018 from $70.7 million for the three months ended June 30, 2017 due primarily to higher growth in interest-bearing liabilities than interest-earning assets. Loan yield was 5.65% of average loans for the three months ended June 30, 2018, compared to 5.64% in the comparable quarter in 2017. Our cost of borrowings increased 72 basis points to 1.72% for the quarter ended June 30, 2018 from 1.00% for the quarter ended June 30, 2017 due to the increase in short-term market interest rates. The target Federal Funds rate has increased 125 basis points from 0.75% at December 31, 2016 to 2.0% at June 30, 2018 with three 25 basis point increases in 2017 and two in 2018.

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

See “Asset Quality - Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we recorded a provision for loan losses of $71,000 for the three months ended June 30, 2018, compared to $150,000 for the three months ended June 30, 2017. In the quarter ended June 30, 2018, gross loans held for investment grew $18.7 million, or 7.2%. Net recoveries were $6,000 in the three months ended June 30, 2018 and $7,000 for the comparable 2017 quarter.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2018.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about the recoverability of our loan balances based upon information available to it at the time of its examination.

Noninterest Income. Noninterest income increased $1.6 million, or 57.7%, to $4.2 million for the three months ended June 30, 2018 from $2.7 million for the three months ended June 30, 2017 due to a higher volume of loan sales and related gains.

The gain on sale of loans increased $1.5 million, or 59.5%, to $4.1 million for the three months ended June 30, 2018 from $2.5 million for the three months ended June 30, 2017 due to expansion of our secondary mortgage loan operation. During the three months ended June 30, 2018, we sold $86.6 million of mortgage loans for a gain of $4.0 million, compared to $63.2 million of mortgage loan sales during the three months ended June 30, 2017 for a gain of $2.3 million. There were $171,000 of SBA loans sold during the three months ended June 30, 2018 with gains of $15,000 recognized directly into income compared to $2.3 million sold in the quarter ended June 30, 2017 with gains of $226,000. We realized a 3.9% average premium (gain on sale/sold loans) on the sales of mortgage loans for the three months ended June 30, 2018 and 3.7% for the three months ended June 30, 2017. We began selling mortgage loans under mandatory delivery contracts as opposed to on a best efforts basis in September 2017, and sales gain percentages tend to be larger under mandatory delivery contracts. Premiums also vary from period to period based upon the mix of government Federal Housing Administration (FHA) and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates.

Noninterest Expense. Noninterest expense increased $1.6 million, or 28.6%, to $7.1 million for the three months ended June 30, 2018 from $5.5 million for the three months ended June 30, 2017 due primarily to higher salaries and benefits, data processing fees and occupancy expense. The increases were primarily related to growth in our mortgage banking area, which sold 36.7% more loans and had 78.3% more sales gains in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in salaries and benefits also included $181,000 of equity-based expense in 2018 from December 2017 grants, compared to $0 in the three months ended June 30, 2017. Average assets for the quarter ended June 30, 2018 were 4.1% larger than for the quarter ended June 30, 2017.

Provision for Income Tax. Provision for income tax expense was $119,000 for the three months ended June 30, 2018, representing an effective tax rate of 23.9% on pre-tax income. Although there are numerous differences between pre-tax income and actual taxable income that have an effect on the effective income tax rate for any given period, it is notable that the tax rate assumption used to compute income tax expense in 2018 is lower than previous years due to the permanent reduction in the Federal corporate income tax rate to 21% from the Tax Cuts and Jobs Act enacted in December 2017. A 34% Federal tax rate was applied to earnings in 2017 and previous years. We recognized an income tax expense of $150,000 for the three months ended June 30, 2017 representing 30.7% of the $488,000 income before income taxes.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

General. We had net income of $750,000 for the six months ended June 30, 2018, compared to net income of $140,000 for the six months ended June 30, 2017. Results in the first six months of 2018 reflected a $307,000 lower provision for loan losses due to improving credit quality and more rapid loan growth in 2017 and a $267,000, or 4.0%, increase in net interest income, mostly due to a 3.5% increase in average interest-earning assets.

Interest Income. Interest income increased $684,000, or 9.0%, to $8.3 million for the six months ended June 30, 2018 from $7.6 million for the six months ended June 30, 2017. The increase was due to a 3.5% increase in average interest-earning assets and a 29 basis point increase in yield. Loans, our highest yielding asset, increased from 84.7% to 86.8% of average interest-earning assets. Interest and fees on loans increased $623,000, or 8.6%, to $7.9 million for the six months ended June 30, 2018, from $7.3 million for the six months ended June 30, 2017. Interest income on loans increased due to a $15.8 million, or 6.0%, increase in average loan balances due to organic growth and a 17 basis point increase in average yields. The average balance of securities decreased $3.5 million, or 9.4%, to $26.7 million for the six months ended June 30, 2018, compared to $30.3 million for the six months ended June 30, 2017 and the average yield increased 41 basis points.

The 29 basis point increase in yield on interest-earning assets from the six months ended June 30, 2017 to the six months ended June 30, 2018 was primarily due to a 17 basis point increase in loan yields and a 41 basis point increase in securities yields due to market interest rate increases.

Interest Expense. Interest expense increased $417,000, or 41.2%, to $1.4 million for the six months ended June 30, 2018 from $1.0 million for the six months ended June 30, 2017. The increase included a $240,000, or 31.3%, increase in interest expense on deposits and a $176,000, or 72.2%, increase in interest expense on borrowings. Our funding cost increases were facilitated by increases in market interest rates as the target Federal Funds rate increased 125 basis points from 0.75% at December 31, 2016 to 2.0% at June 30, 2018 with three 25 basis point increases in 2017 and two in 2018.

Average interest-bearing deposits for the six months ended June 30, 2018 were $195.4 million, representing a $7.7 million, or 4.1%, increase compared to average interest-bearing deposits of $187.7 million for the six months ended June 30, 2017. The average rate paid on interest-bearing deposits was 22 basis points higher at 1.04% for the six months ended June 30, 2018 compared to 0.82% for the 2017 period.

The $176,000 increase in interest expense on borrowings was due to a 69 basis point increase in average rates paid. We primarily utilize short term FHLB advances, but added $10.0 million in two-year and $10.0 million in four-year fixed rate advances with an average rate of 1.11% in the second half of 2017 to lock in rates in anticipation of future market rate increases.

Interest paid on interest bearing checking, money market and savings accounts increased $87,000, or 17.8%, to $577,000 for the six months ended June 30, 2018 from $490,000 for the six months ended June 30, 2017. The average rate we paid on such deposit accounts increased 12 basis points to 0.90% for the six months ended June 30, 2018 from 0.78% for the six months ended June 30, 2017 and the average balance increased $3.8 million, or 3.0%, to $129.7 million for the six months ended June 30, 2018 from $125.9 million for the six months ended June 30, 2017. The increase in checking, savings and money market deposit rates is primarily due to increases in market interest rates. The average rates we pay on these accounts is considerably higher in the Arizona market.

Net Interest Income. Net interest income increased $267,000, or 4.0%, to 6.9 million for the six months ended June 30, 2018 from $6.6 million for the six months ended June 30, 2017, as a result of a higher balance of net interest-earning assets and a higher net interest rate spread. Our average net interest-earning assets increased by $3.5 million, or 5.0%, to 73.2 million for the six months ended June 30, 2018 from $69.7 million for the six months ended June 30, 2017 due primarily to organic growth. Our net interest rate spread declined by two basis points to 4.06% for the six months ended June 30, 2018 from 4.08% for the six months ended June 30, 2017. We carried 86.8% of our average interest-earning assets in loans, our highest yielding asset, for the six months ended June 30, 2018 compared to 84.7% in loans for the comparable period in 2017.

Provision for Loan Losses. We recorded a provision for loan losses of $93,000 for the six months ended June 30, 2018, compared to $400,000 for the six months ended June 30, 2017. Due to improving credit quality, in the six months ended June 30, 2018, the allowance for loan losses increased $82,000, or 2.6%, compared to an $18.8 million or 7.2% increase in gross loans held for investment. Net charge-offs were $11,000 in the six months ended June 30, 2018 and net recoveries were $14,000 for the comparable 2017 period.

Noninterest Income. Noninterest income increased $3.0 million, or 62.7%, to $7.8 million for the six months ended June 30, 2018 from $4.8 million for the six months ended June 30, 2017 primarily due to a higher volume of loan sales and larger average mortgage loan sales premiums.

Gain on sale of loans increased $2.9 million, or 64.4%, to $7.4 million for the six months ended June 30, 2018 from $4.5 million for the six months ended June 30, 2017 due to expansion in our secondary mortgage loan operation in 2017 and early 2018. During the six months ended June 30, 2018, we sold $159.4 million of mortgage loans for a gain of $7.3 million and $1.4 million of SBA loans for a gain of $123,000, compared to $115.5 million of mortgage loan sales and $2.4 million of SBA loan sales during the six months ended June 30, 2017 for gains of $4.3 million and $242,000, respectively. The average premium (gain on sale/sold loans) for the 2018 period was 4.2% compared to 3.7% for the 2017 period. Sales premiums have improved since we began using mandatory delivery and hedging in September 2017, and also vary from period to period based upon the mix of government FHA, VA and jumbo loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates.

Noninterest Expense. Noninterest expense increased $2.8 million, or 25.4%, to $13.6 million for the six months ended June 30, 2018 from $10.9 million for the six months ended June 30, 2017 due primarily to higher salaries and benefits and data processing fees, partially offset by lower professional fees. The increase in salaries and benefits expense resulted primarily from the expansion of our mortgage banking program and $267,000 from equity-based expense in the first six months of 2018 from December 2017 grants. Average assets for the six months ended June 30, 2018 were 3.8% larger than the six months ended June 30, 2017.

Provision for Income Tax. Provision for income tax expense was $214,000 for the six months ended June 30, 2018, representing an effective tax rate of 22.2% on pre-tax income. Although there are numerous differences between pre-tax income and actual taxable income that have an effect on the effective income tax rate for any given period, it is notable that the tax rate assumption used to compute income tax expense in 2018 is 13% lower than 2017 due to the permanent reduction in the Federal corporate income tax rate to 21% from the Tax Cuts and Jobs Act enacted in December 2017. We recognized income tax expense of $4,000 for the six months ended June 30, 2017, representing 2.8% of the $144,000 income before income taxes.

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

Non-Performing Loans and Non-Performing Assets. The following table sets forth information regarding our non-performing assets. As of June 30, 2018 and December 31, 2017, we had no accruing troubled debt restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates materially less than current market rates.

	At June 30,	At December 31,
	2018	2017
Nonaccrual loans	(Dollars in thousands)
Real estate loans:
One- to four-family residential real estate	$689	$679
Commercial real estate	3,622	3,483
Commercial and industrial loans	1,275	1,275
Consumer and other loans	-	-
Total nonaccrual loans	5,586	5,437
Accruing loans past due 90 days or more	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	5,586	5,437
Other real estate (ORE)	-	-
Total nonperforming assets	$5,586	$5,437

Ratios:
Nonperforming loans to gross loans held for investment	1.99%	2.08%
Nonperforming assets to total assets	1.48%	1.62%
Nonperforming assets to gross loans held for investment and ORE	1.99%	2.08%

Two large loan relationships partially secured by real estate comprise $4.5 million, or 80.0%, of the $5.7 million in nonaccrual loans at June 30, 2018.  $3.6 million, or 64.2% of the total June 30, 2018 nonaccrual loan balance, is guaranteed by the SBA.

The nonperforming asset ratios decreased due to larger increases in loans held for investment and assets than the increase in nonaccrual loans.

Interest income that would have been recorded for the six months ended June 30, 2018, had nonaccruing loans been current according to their original terms amounted to $177,000. We recognized $4,000 of interest income on nonaccrual loans for the six months ended June 30, 2018.

At June 30, 2018, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with existing loan repayment terms and that could result in disclosure as non-accrual, 90 days past due or troubled debt restructurings.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)

Balance at beginning of period	$3,117	$2,506	$3,122	$2,764
Provision for loan losses	93	400	71	150
Charge-offs:
One- to four-family residential real estate loans	(23)	-	-	-
Commercial real estate loans	-	-	-	-
Commercial and industrial loans	-	-	-	-
Consumer and other loans	-	-	-	-
Total charge-offs	(23)	-	-	-
Recoveries:
One- to four-family residential real estate loans	12	13	6	6
Commercial real estate loans	-	1	-	-
Commercial and industrial loans	-	-	-	-
Consumer and other loans	-	-	-	-
Total recoveries	12	14	6	6
Net (charge-offs) recoveries	(11)	14	6	6

Balance at end of period	$3,199	$2,920	$3,199	$2,920

ALLL to nonperforming loans	57.27%	49.76%	57.27%	49.76%
ALLL to total gross loans	1.14%	1.10%	1.14%	1.10%
ALLL to total gross loans less acquired loans	1.20%	1.23%	1.20%	1.23%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.01%	0.00%	0.00%

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

We believe that we have enough sources of liquidity to satisfy our short-term liquidity needs as of June 30, 2018.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2018, cash and cash equivalents totaled $21.2 million. Available-for-sale securities, which provide additional sources of liquidity, totaled $29.2 million at June 30, 2018. In addition, at June 30, 2018, we had $80.0 million of advances outstanding from the Federal Home Loan Bank of Dallas and the ability to borrow an additional $56.1 million from the FHLB, $9.8 million from the Independent Bankers Bank (TIB), and $6.0 million from the Pacific Coast Bankers Bank (PCBB).

At June 30, 2018, we had $25.7 million in loan commitments outstanding, and $29.8 million in commitments to originate and sell mortgage loans. In addition, we had $17.7 million in unused lines of credit and $125,000 in commitments issued under standby letters of credit. Time deposits due within one year as of June 30, 2018 totaled $30.3 million, or 12.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2019. We believe, however, based on past experience that a significant portion of our time deposits will remain with us, either as time deposits or as other deposit products. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended June 30, 2018, we originated $70.8 million of loans held for investment and $165.0 million of mortgage loans held for sale, compared to $51.1 million of loans held for investment and $112.7 million of mortgage loans held for sale during the six months ended June 30, 2017. In the six months ended June 30, 2018 and 2017 we purchased $8.0 million and $0 in securities, respectively. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases of $10.9 million and $4.6 million in total deposits for the six months ended June 30, 2018 and 2017, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits so that we are competitive in our market area.

We had $80.0 million in Federal Home Loan Bank advances at June 30, 2018 and $45.0 million at December 31, 2017. The increase was primarily due to increases of $18.8 million in loans, net, $5.9 million in loans held for sale and $4.8 million in securities.

Bancorp 34, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to stockholders, to repurchase its common stock, and for other corporate purposes. Bancorp 34, Inc.’s primary source of liquidity is dividend payments it may receive from the Bank. At June 30, 2018, Bancorp 34, Inc. (on an unconsolidated basis) had liquid assets of $708,000.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2018 and December 31, 2017, Bank 34 exceeded all regulatory capital requirements. Bank 34 is considered “well-capitalized” under regulatory guidelines.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)

On October 24, 2017, the Company adopted a repurchase program under which it may repurchase up to 171,910 shares of its common stock, or approximately 5.0% of the Company’s outstanding shares. The repurchase program will continue until it is completed or terminated by the Company’s Board of Directors. In December 2017, 28,000 shares were repurchased and in the first quarter of 2018 another 102,500 shares were repurchased under this program. 41,410 shares remain available for repurchase under this program.

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

101

The following financial statements from the Bancorp 34, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Bancorp 34, Inc. (File No. 333-21182), originally filed with the Securities and Exchange Commission on June 3, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP 34, INC.

Date: July 30, 2018	/s/ Jill Gutierrez
Jill Gutierrez
Chief Executive Officer

Date: July 30, 2018	/s/ Jan R. Thiry
Jan R. Thiry
Executive Vice President and Chief Financial Officer