Form 10-Q
period 2018-09-30
Bancorp 34, Inc.
filed 2018-10-29
CIK 1668340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

YES  X   NO      .

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

YES         NO   X

Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of October 28, 2018 were 3,397,565.

Bancorp 34, Inc.
FORM 10-Q

Item 1. Financial Statements

BANCORP 34, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30, 2018	December 31, 2017

ASSETS
Cash and due from banks	$6,194,715	$4,988,178
Interest-bearing deposits with banks	9,205,000	4,885,000
Total cash and cash equivalents	15,399,715	9,873,178

Available-for-sale securities, at fair value	27,930,267	24,399,881
Loans held for sale	20,219,237	15,423,670

Loans held for investment	283,463,733	261,012,786
Allowance for loan losses	(3,233,813)	(3,117,190)
Loans held for investment, net	280,229,920	257,895,596

Premises and equipment, net	9,776,173	10,120,904
Stock in financial institutions, restricted, at cost	3,884,461	3,825,861
Accrued interest receivable	919,952	838,960
Deferred income taxes, net	2,421,790	2,191,526
Bank owned life insurance	10,502,550	10,135,672
Core deposit intangible, net	182,323	220,664
Prepaid and other assets	1,800,280	1,294,606

TOTAL ASSETS	$373,266,668	$336,220,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$46,109,707	$37,502,593
Savings and NOW deposits	131,536,102	135,009,406
Time deposits	73,867,604	63,049,334
Total deposits	251,513,413	235,561,333

Federal Home Loan Bank advances	70,000,000	45,000,000
Escrows	442,200	296,847
Accrued interest and other liabilities	5,148,046	4,391,649
Total liabilities	327,103,659	285,249,829

Commitments and contingencies (note 4)	-	-

Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 authorized, 0 issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 authorized, 3,404,065 and 3,490,672 issued and outstanding.	34,041	34,907
Additional paid-in capital	25,772,013	26,849,822
Retained earnings	22,791,914	26,060,598
Accumulated other comprehensive loss, net of tax	(776,480)	(274,266)
Unearned employee stock ownership plan (ESOP) shares	(1,658,479)	(1,700,372)
Total stockholders’ equity	46,163,009	50,970,689

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$373,266,668	$336,220,518

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Interest income
Interest and fees on loans	$4,344,337	$3,972,449	$12,219,260	$11,224,945
Interest on securities	172,342	128,649	468,330	403,962
Interest on other interest-earning assets	103,818	42,151	245,394	142,507
Total interest income	4,620,497	4,143,249	12,932,984	11,771,414

Interest expense
Interest on deposits	635,340	423,373	1,642,042	1,190,324
Interest on borrowings	380,571	187,060	804,007	432,941
Total interest expense	1,015,911	610,433	2,446,049	1,623,265

Net interest income	3,604,586	3,532,816	10,486,935	10,148,149
Provision for loan losses	-	150,000	93,000	550,000

Net interest income after provision for loan losses	3,604,586	3,382,816	10,393,935	9,598,149

Noninterest income
Gain on sale of loans	3,409,098	3,557,724	10,822,238	8,066,795
Service charges and fees	94,581	102,657	273,545	277,833
Bank owned life insurance income	93,214	43,642	272,960	129,818
Other	6,449	18,992	33,390	42,589
Total noninterest income	3,603,342	3,723,015	11,402,133	8,517,035

Noninterest expense
Salaries and benefits	4,660,722	3,702,578	13,750,104	10,552,327
Occupancy	547,203	538,956	1,577,865	1,449,574
Data processing fees	757,576	574,578	2,216,407	1,765,943
FDIC and other insurance expense	48,941	50,809	150,806	140,116
Professional fees	303,679	311,201	890,734	992,630
Advertising	135,825	107,089	412,599	350,444
Net other real estate expenses	-	-		80
Other	587,300	521,683	1,666,244	1,420,700
Total noninterest expense	7,041,246	5,806,894	20,664,759	16,671,814

Income before provision for income taxes	166,682	1,298,937	1,131,309	1,443,370
Provision for income taxes	24,440	487,209	238,879	491,293

NET INCOME	142,242	811,728	892,430	952,077

Other comprehensive income
Unrealized (loss) gain on available-for-sale securities	(183,705)	52,944	(674,063)	123,744
Tax effect of unrealized (loss) gain on available-for-sale securities	46,753	(20,134)	171,849	(46,832)
Unrealized (loss) gain on available-for-sale securities, net of tax	(136,952)	32,810	(502,214)	76,912

COMPREHENSIVE INCOME	$5,290	$844,538	$390,216	$1,028,989

Earnings per common share:
Basic	$0.04	$0.25	$0.28	$0.29
Diluted	$0.04	$0.25	$0.27	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common	Common	Paid-In	Retained	Income	ESOP	Stockholders'
	Shares	Stock	Capital	Earnings	(Loss)	Shares	Equity

BALANCE, DECEMBER 31, 2016	3,438,190	$34,382	$27,161,856	$25,700,007	$(363,437)	$(1,756,231)	$50,776,577

Net income	-	-	-	360,591	-	-	360,591
Unrealized gain on available-for-sale securities, net	-	-	-	-	89,171	-	89,171
Stock option exercise	5,732	57	55,257	-	-	-	55,314
Restricted stock awards	74,750	748	(748)	-	-	-	-
Amortization of equity awards	-	-	47,577	-	-	55,859	103,436
Share repurchase	(28,000)	(280)	(414,120)	-	-	-	(414,400)
BALANCE, DECEMBER 31, 2017	3,490,672	$34,907	$26,849,822	$26,060,598	$(274,266)	$(1,700,372)	$50,970,689

Net income	-	$-	$-	$892,430	$-	$-	$892,430
Unrealized loss on available-for-sale securities, net	-	-	-	-	(502,214)	-	(502,214)
Stock option exercise	15,464	155	149,073	-	-	-	149,228
Restricted stock awards	429	4	(4)	-	-	-	-
Amortization of equity awards		-	344,147	-	-	41,893	386,040
Share repurchase	(102,500)	(1,025)	(1,571,025)	-	-	-	(1,572,050)
Dividend paid - $1.25 per share	-	-	-	(4,161,114)	-	-	(4,161,114)
BALANCE SEPTEMBER 30, 2018	3,404,065	$34,041	$25,772,013	$22,791,914	$(776,480)	$(1,658,479)	$46,163,009

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$892,430	$952,077
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	533,643	504,538
Stock dividend on financial institution stock	(58,600)	(36,600)
Amortization of premiums and discounts on securities, net	207,696	317,530
Amortization of ESOP awards	41,893	57,832
Amortization of stock-based compensation	344,147	-
Amortization of core deposit intangible	38,341	49,167
Gain on sale of loans	(10,822,238)	(8,066,795)
Proceeds from sale of loans held for sale	245,523,027	199,313,427
Funding of loans held for sale	(238,052,849)	(184,451,594)
Provision for loan losses	93,000	550,000
Net appreciation on bank-owned life insurance	(211,878)	(91,946)
Deferred income tax (benefit) expense	(147,095)	529,855
Changes in operating assets and liabilities:
Accrued interest receivable	(80,992)	(44,802)
Prepaid and other assets	(416,994)	(56,323)
Accrued interest and other liabilities	756,395	493,954
Net cash from operating activities	(1,360,074)	10,020,320

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	4,874,620	4,589,838
Purchases of available-for-sale securities	(9,286,764)	-
Purchase of bank-owned life insurance	(155,000)	-
Net change in loans held for investment	(23,870,830)	(28,260,678)
Purchases of premises and equipment	(188,912)	(415,613)
Purchase of stock in financial institutions	-	(197,200)
Net cash from investing activities	(28,626,886)	(24,283,653)

Cash flows from financing activities
Net change in deposits	15,952,080	15,616,303
Net change in escrows	145,353	76,335
Net change in Federal Home Loan Bank advances	25,000,000	17,000,000
Exercise of stock options	149,228	55,314
Dividends paid	(4,161,114)	-
Common stock repurchases	(1,572,050)	-
Net cash from financing activities	35,513,497	32,747,952

Net increase in cash and cash equivalents	5,526,537	18,484,619

Cash and cash equivalents, beginning of period	9,873,178	16,411,344

Cash and cash equivalents, end of period	$15,399,715	$34,895,963

Supplemental disclosures:
Interest on deposits and advances paid	$2,253,176	$1,587,771
Income taxes paid	$187,600	$48,200
Loans transferred to loans held for sale	$1,443,506	$2,928,646

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

The Bank provides a variety of banking services to individuals and businesses through its full-service branches in Alamogordo and Las Cruces, New Mexico, and Scottsdale and Peoria, Arizona. The Bank also operates ten mortgage loan production offices in El Paso, Texas, Scottsdale, Arizona, Gilbert, Arizona, Yuma, Arizona, Tubac, Arizona, Albuquerque, New Mexico, Lynnwood, Washington, Puyallup, Washington, West Linn, Oregon and Medford, Oregon.

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition, cash flows and results of operations at the dates and for the periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations for the full fiscal year or for any other period. This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-4 “Revenue from Contracts with Customers – Deferral of the Effective Date” deferred the effective date of ASU 2014-09 by one year. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company does not expect adoption of ASU 2014-09 will have a material impact on our consolidated financial statements and disclosures. We plan to adopt the revenue recognition guidance in the first quarter of 2019 with a cumulative effect adjustment to opening retained earnings, if management deems such adjustment significant. Our revenue is mainly comprised of interest income on financial instruments, which is explicitly excluded from the scope of ASU 2014-09. We have identified applicable sources of non-interest income and are gathering and reviewing related contracts and evaluating their potential impact to our revenue recognition under the new standards. While the recognition of certain components of our non-interest income may be affected by the ASU, we do not expect it to have a material impact on our financial condition and results of operations.

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

Leases – In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for the Company in the first quarter of 2020. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements. We do not expect ASU 2016-02 will have a material impact on our capital ratios or return on average assets when adopted and we are currently evaluating the effect that the ASU will have on other components of our financial condition and results of operations.

Credit Losses - In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to create credit loss estimates. The new guidance is effective for the Company in the first quarter of 2020. The guidance is required to be applied by the modified retrospective approach. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements. We have formed an internal Current Expected Credit Loss ("CECL") committee and are working with our third party vendor to determine the appropriate methodologies and resources to utilize in preparation for transition to CECL. The impact of this ASU on our financial condition and results of operations is not known at this time.

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

NOTE 2 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities have been classified in the consolidated balance sheets according to management’s intent at September 30, 2018 and December 31, 2017. The amortized cost of such securities and their approximate fair values were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2018
Available-for-sale securities
Mortgage-backed securities	$24,235,628	$1,777	$(877,175)	$23,360,230
U.S. Government agencies	1,582,801	-	(75,287)	1,507,514
Municipal obligations	3,093,877	-	(31,354)	3,062,523

Total	$28,912,306	$1,777	$(983,816)	$27,930,267

December 31, 2017
Available-for-sale securities
Mortgage-backed securities	$21,028,794	$12,757	$(272,959)	$20,768,592
U.S. Government agencies	2,006,786	44	(49,047)	1,957,783
Municipal obligations	1,672,277	2,584	(1,355)	1,673,506

Total	$24,707,857	$15,385	$(323,361)	$24,399,881

There were no sales of available-for-sale securities during the nine months ended September 30, 2018 or 2017.

Amortized cost and fair value of securities by contractual maturity as of September 30, 2018 and December 31, 2017 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$407,252	$406,076	$1,254,321	$1,256,906
Due after one to five years	23,242,101	22,394,531	21,574,631	21,306,086
Due after five to ten years	5,262,953	5,129,660	1,878,905	1,836,889
Due after ten years	-	-	-	-

Totals	$28,912,306	$27,930,267	$24,707,857	$24,399,881

At September 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At September 30, 2018 and December 31, 2017, mortgage-backed securities included collateralized mortgage obligations of $11.2 million and $10.0 million, respectively, which are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position.

	September 30, 2018
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$12,084,132	$(335,937)	$11,120,301	$(541,238)	$23,204,433	$(877,175)
U.S. Government agencies	297,270	(6,389)	1,210,244	(68,898)	1,507,514	(75,287)
Municipal obligations	3,062,523	(31,354)	-	-	3,062,523	(31,354)

Total temporarily impaired securities	$15,443,925	$(373,680)	$12,330,545	$(610,136)	$27,774,470	$(983,816)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$3,468,607	$(39,099)	$9,763,879	$(233,860)	$13,232,486	$(272,959)
U.S. Government agencies	-	-	1,548,481	(49,047)	1,548,481	(49,047)
Municipal obligations	416,600	(1,355)	-		416,600	(1,355)

Total temporarily impaired securities	$3,885,207	$(40,454)	$11,312,360	$(282,907)	$15,197,567	$(323,361)

At September 30, 2018 and December 31, 2017, all of the government agencies and mortgage-backed securities held by the Company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2018.

Loans and securities with a carrying value of approximately $150.8 million at September 30, 2018 were pledged to secure Federal Home Loan Bank (“FHLB”) advances. In addition, securities with a carrying value of approximately 4.0 million at September 30, 2018 were pledged to secure public deposits.

NOTE 3 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$231,303,130	81.3%	$214,871,788	82.0%
One- to four-family residential real estate	30,138,258	10.6	29,114,060	11.1
Commercial and industrial	16,560,992	5.8	12,296,308	4.7
Consumer and other	6,555,384	2.3	5,740,352	2.2
Total gross loans	284,557,764	100.0%	262,022,508	100.0%
Unamortized loan fees	(1,094,031)		(1,009,722)
Loans held for investment	283,463,733		261,012,786
Allowance for loan losses	(3,233,813)		(3,117,190)
Loans held for investment, net	$280,229,920		$257,895,596

At September 30, 2018 and December 31, 2017, loans held for investment includes construction loans of $18.5 million and $16.4 million, respectively.  Commercial real estate construction loans were $15.0 million and $13.4 million at September 30, 2018 and December 31, 2017, respectively.   One- to four-family residential real estate construction loans (builder/speculative) were $1.9 million and $1.3 million at September 30, 2018 and December 31, 2017, respectively. Consumer construction loans (owner/borrower) were $1.6 million and $1.7 million at September 30, 2018 and December 31, 2017, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$215,000	$-	$-	$-	$215,000
Ending balance: collectively evaluated for impairment	2,036,429	380,114	559,494	42,776	3,018,813

Total	$2,251,429	$380,114	$559,494	$42,776	$3,233,813

Gross loans
Ending balance: individually evaluated for impairment	$3,571,208	$663,580	$1,109,689	$-	$5,344,477
Ending balance: collectively evaluated for impairment	227,731,922	29,474,678	15,451,303	6,555,384	279,213,287
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-
Total	$231,303,130	$30,138,258	$16,560,992	$6,555,384	$284,557,764

	As of December 31, 2017
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	2,055,911	567,290	462,406	31,583	3,117,190

Total	$2,055,911	$567,290	$462,406	$31,583	$3,117,190

Gross loans
Ending balance: individually evaluated for impairment	$3,483,078	$679,184	$1,274,710	$-	$5,436,972
Ending balance: collectively evaluated for impairment	211,388,710	28,434,876	11,021,598	5,740,352	256,585,536
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-
Total	$214,871,788	$29,114,060	$12,296,308	$5,740,352	$262,022,508

The following tables summarize activities for the allowance for loan losses for the nine months ended September 30, 2018 and 2017 by quarter:

	Commercial Real Estate	One- to Four- Family Residential Real Estate		Commercial and Industrial	Consumer and Other	Total

Balance December 31, 2017	$2,055,911		$567,290	$462,406	$31,583	$3,117,190

Provision for loan losses	10,374		(46,975)	51,901	6,700	22,000

Charge-offs	-		(23,269)	-	-	(23,269)
Recoveries	-		6,249	-	-	6,249
Net charge-offs	-		(17,020)	-	-	(17,020)

Balance March 31, 2018	$2,066,285		$503,295	$514,307	$38,283	$3,122,170

Provision for loan losses	$77,026		$(22,165)	$13,138	$3,001	$71,000

Charge-offs	-		-	-	-	-
Recoveries	-		6,250	-	-	6,250
Net recoveries	-		6,250	-	-	6,250

Balance June 30, 2018	$2,143,311		$487,380	$527,445	$41,284	$3,199,420
		4
Provision for loan losses	$108,118		$(94,439)	$(15,171)	$1,492	$-

Charge-offs	-		(12,827)	-	-	(12,827)
Recoveries	-		-	47,220	-	47,220
Net recoveries	-		(12,827)	47,220	-	34,393

Balance September 30, 2018	$2,251,429		$380,114	$559,494	$42,776	$3,233,813

	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Balance December 31, 2016	$1,688,448	$617,912	$147,371	$52,302	$2,506,033

Provision for loan losses	120,158	3,488	152,397	(26,043)	250,000

Charge-offs	-	-	-	-	-
Recoveries	1,200	6,250	-	-	7,450
Net recoveries	1,200	6,250	-	-	7,450

Balance March 31, 2017	$1,809,806	$627,650	$299,768	$26,259	$2,763,483

Provision for loan losses	$74,443	$(34,305)	$109,100	$762	$150,000

Charge-offs	-	-	-	-	-
Recoveries	-	6,250	-	-	6,250
Net recoveries	-	6,250	-	-	6,250

Balance June 30, 2017	$1,884,249	$599,595	$408,868	$27,021	$2,919,733

Provision for loan losses	$40,533	$(41,718)	$151,058	$127	$150,000

Charge-offs	-	(8,850)	-	-	(8,850)
Recoveries	-	6,250	-	-	6,250
Net recoveries	-	(2,600)	-	-	(2,600)

Balance September 30, 2017	$1,924,782	$555,277	$559,926	$27,148	$3,067,133

Nonperforming Assets – The following tables present an aging analysis of the recorded investment of past due loans as of September 30, 2018 and December 31, 2017. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, loans past due 90 days or more no longer accrue interest.

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

September 30, 2018
Commercial real estate	$-	$-	$550,000	$550,000	$230,753,130	$231,303,130
One- to four-family residential real estate	7,000	50,314	427,524	484,838	29,653,420	30,138,258
Commercial and industrial	-	-	1,109,689	1,109,689	15,451,303	16,560,992
Consumer and other	-	-	-	-	6,555,384	6,555,384

Totals	$7,000	$50,314	$2,087,213	$2,144,527	$282,413,237	$284,557,764

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

December 31, 2017
Commercial real estate	$246,154	$-	$550,000	$796,154	$214,075,634	$214,871,788
One- to four-family residential real estate	235,561	116,977	525,532	878,070	28,235,990	29,114,060
Commercial and industrial	-	-	1,274,710	1,274,710	11,021,598	12,296,308
Consumer and other	-	-	-	-	5,740,352	5,740,352

Totals	$481,715	$116,977	$2,350,242	$2,948,934	$259,073,574	$262,022,508

The following table sets forth nonaccrual loans and other real estate at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017

Nonaccrual loans
Commercial real estate	$3,571,208	$3,483,078
One- to four-family residential real estate	663,580	679,184
Commercial and industrial	1,109,689	1,274,710
Consumer and other	-	-
Total nonaccrual loans	5,344,477	5,436,972
Other real estate (ORE)	-	-

Total nonperforming assets	$5,344,477	$5,436,972

Nonperforming assets to gross loans held for investment and ORE	1.88%	2.08%
Nonperforming assets to total assets	1.43%	1.62%

Two large loan relationships partially secured by real estate comprise $4.4 million, or 82.8%, of the $5.3 million in nonaccrual loans at September 30, 2018.  $3.4 million, or 64.0% of the total September 30, 2018 nonaccrual loan balance, is guaranteed by the SBA.

Credit Quality Indicators – The following table represents the credit exposure by internally assigned grades at September 30, 2018 and December 31, 2017. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

	As of September 30, 2018
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$224,370,286	$28,519,214	$15,012,206	$6,399,444	$274,301,150
Special mention	1,845,517	-	-	-	1,845,517
Substandard	4,537,327	1,619,044	1,548,786	155,940	7,861,097
Doubtful	550,000	-	-	-	550,000
Loss	-	-	-	-	-

Totals	$231,303,130	$30,138,258	$16,560,992	$6,555,384	$284,557,764

	As of December 31, 2017
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$208,395,458	$27,400,698	$10,624,210	$5,568,633	$251,988,999
Special mention	911,571	43,382	-	-	954,953
Substandard	5,014,759	1,669,980	1,672,098	171,719	8,528,556
Doubtful	550,000	-	-	-	550,000
Loss	-	-	-	-	-

Totals	$214,871,788	$29,114,060	$12,296,308	$5,740,352	$262,022,508

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

	As of September 30, 2018
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$3,021,208	$3,021,208	$-	$3,054,043
One- to four-family residential real estate	663,580	663,580	-	680,907
Commercial and industrial	1,109,689	1,109,689	-	1,129,837
Consumer and other	-	-	-	-
	$4,794,477	$4,794,477	$-	$4,864,787

With an allowance recorded:
Commercial real estate	$550,000	$550,000	$215,000	$550,000

Total:
Commercial real estate	$3,571,208	$3,571,208	$215,000	$3,604,043
One- to four-family residential real estate	663,580	663,580	-	680,907
Commercial and industrial	1,109,689	1,109,689	-	1,129,837
Consumer and other	-	-	-	-
	$5,344,477	$5,344,477	$215,000	$5,414,787

	As of December 31, 2017
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$3,483,078	$3,483,078	$-	$3,521,421
One- to four-family residential real estate	679,184	679,184	-	684,632
Commercial and industrial	1,274,710	1,274,710	-	1,297,740
Consumer and other	-	-	-	-
	$5,436,972	$5,436,972	$-	$5,503,793

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$3,483,078	$3,483,078	$-	$3,521,421
One- to four-family residential real estate	679,184	679,184	-	684,632
Commercial and industrial	1,274,710	1,274,710	-	1,297,740
Consumer and other	-	-	-	-
	$5,436,972	$5,436,972	$-	$5,503,793

During the nine months ended September 30, 2018 and 2017, $4,000 and $2,700 of interest income, respectively, was recognized on nonaccrual loans.

Certain loans within the Company’s loan and ORE portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at September 30, 2018 and December 31, 2017.

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

There were no troubled debt restructurings as of September 30, 2018 or December 31, 2017.

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk are as follows as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Commitments to originate and sell mortgage loans	$35,579,786	$27,440,793
Commitments to extend credit	33,319,808	23,425,182
Unused lines of credit	14,768,265	13,576,993
Standby letters of credit	-	125,000
Totals	$83,667,859	$64,567,968

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of September 30, 2018 and December 31, 2017, the Bank meets all capital adequacy requirements to which it is subject.

Banks and bank holding companies are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory non-objection.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

As of September 30, 2018, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2018:

Total Capital
(to Risk-Weighted Assets)	$46,757	16.54%	$22,619	>8.00%	$28,274	>10.00%

Tier I Capital
(to Risk-Weighted Assets)	$43,246	15.30%	$16,964	>6.00%	$22,619	>8.00%

Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$43,246	15.30%	$12,723	>4.50%	$18,378	>6.50%

Tier I Capital
(to Average Assets)	$43,246	11.66%	$14,833	>4.00%	$18,541	>5.00%

As of December 31, 2017:
Total Capital
(to Risk-Weighted Assets)	$45,076	17.21%	$20,950	>8.00%	$26,187	>10.00%

Tier I Capital
(to Risk-Weighted Assets)	$41,800	15.96%	$15,712	>6.00%	$20,950	>8.00%

Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$41,800	15.96%	$11,784	>4.50%	$17,022	>6.50%

Tier I Capital
(to Average Assets)	$41,800	11.96%	$14,011	>4.00%	$17,514	>5.00%

NOTE 6 – EQUITY-BASED COMPENSATION

The Company has fully vested stock options outstanding under the 2001 Stock Option Plan and unvested stock options and restricted stock awards under the 2017 Equity Incentive Plan.

A summary of stock option activity during the nine months ended September 30, 2018 and 2017 is presented below:

	For the Nine Months Ended September 30, 2018
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term (years)

Outstanding, December 31, 2017	207,108	$14.18	6.2
Granted	5,000	15.48	-
Exercised	(15,464)	9.65	-
Forfeited or expired	(7,734)	11.08	-

Outstanding, September 30, 2018	188,910	$14.71	6.0

Exercisable, September 30, 2018	7,260	$9.65	0.8

	For the Nine Months Ended September 30, 2017
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term (years)

Outstanding, December 31, 2016	34,190	$9.65	2.3
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-

Outstanding, September 30, 2017	34,190	$9.65	1.8

Exercisable, September 30, 2017	34,190	$9.65	1.8

The exercise price of outstanding stock options at September 30, 2018 range from $9.65 to $15.48 per share. The grant date fair value of stock options awarded in the nine months ended September 30, 2018 was $4.04 using the Black-Scholes-Merton options pricing model with the following inputs and assumptions:

Grant date stock price	$15.48
Dividend yield	0.00%
Expected volatility	19.55%
Risk-free interest rate	2.75%
Expected life in years	6

The intrinsic value of the 15,464 stock options exercised in the first nine months of 2018 was $89,000.

The Company had 75,179 restricted stock awards outstanding at September 30, 2018 including 429 granted in the nine months ended September 30, 2018. There were 74,750 restricted stock awards outstanding at December 31, 2017.

Equity-based expense for the nine months ended September 30, 2018 was $413,000 of which $306,000 was charged to compensation expense and $107,000 was charged to other noninterest expense. There was no stock-based expense for the nine months ended September 30, 2017.

As of September 30, 2018, there was $486,000 and $775,000 of total unrecognized equity-based expense related to unvested stock options and restricted stock awards granted under the 2017 Equity Incentive Plan, respectively, that is expected to be recognized over the next 4.2 years.

NOTE 7 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at September 30, 2018 and December 31, 2017.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

September 30, 2018:
Recurring basis
Mortgage-backed securities	$-	$23,360,230	$-	$23,360,230
U.S. Government agencies	-	1,507,514	-	1,507,514
Municipal obligations	-	3,062,523	-	3,062,523
Loans held for sale	-	20,219,237	-	20,219,237
Derivative IRLC's	-		336,041	336,041
Derivative forward commitments	-	44,141	-	44,141
Nonrecurring basis
Impaired loans	-	-	5,344,477	5,344,477

Totals	$-	$48,193,645	$5,680,518	$53,874,163

December 31, 2017:
Recurring basis
Mortgage-backed securities	$-	$20,768,592	$-	$20,768,592
U.S. Government agencies	-	1,957,783	-	1,957,783
Municipal obligations	-	1,673,506	-	1,673,506
Loans held for sale	-	15,423,670	-	15,423,670
Derivative IRLC's	-		183,087	183,087
Derivative forward commitments	-	(15,820)	-	(15,820)
Nonrecurring basis
Impaired loans	-	-	5,436,972	5,436,972

Totals	$-	$39,807,731	$5,620,059	$45,427,790

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

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 financial assets measured on a non-recurring basis:

	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
At September 30, 2018
Impaired loans
Commercial real estate	$3,571,208	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
One- to four-family residential real estate	663,580	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Commercial and industrial	1,109,689	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Total Impaired Loans	$5,344,477

Derivative IRLC's	$336,041	Internal pricing model	Pull-through rate	81%

At December 31, 2017
Impaired loans
Commercial real estate	$3,483,078	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
One- to four-family residential real estate	679,184	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Commercial and industrial	1,274,710	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
	$5,436,972

In addition, derivative Interest Rate Lock Commitment ("IRLC") fair values are derived using internal pricing models. Such models use pull-through rates (which are considered significant unobservable inputs), the weighted average of which was 81% and 77% as of September 30, 2018 and December 31, 2017, respectively.

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017.

			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
At September 30, 2018:
Financial assets:
Cash and due from banks	$6,195	$6,195	$6,195	$-	$-
Interest-bearing deposits with banks	9,205	9,205	9,205	-	-
Available-for-sale securities	27,930	27,930	-	27,930	-
Loans held for sale	20,219	20,219	-	20,219	-
Loans held for investment, net	280,230	280,940	-	-	280,940
Derivative IRLC's	336	336	-	-	336
Derivative forward commitments	44	44	-	44	-
Stock in financial institutions	3,884	3,884	-	3,884	-

Financial liabilities:
Demand deposits, savings and NOW deposits	177,646	162,325	162,325	-	-
Time deposits	73,868	73,830	-	73,830	-
Federal Home Loan Bank advances	70,000	69,462	-	69,462	-

At December 31, 2017
Financial assets:
Cash and due from banks	$4,988	$4,988	$4,988	$-	$-
Interest-bearing deposits with banks	4,885	4,885	4,885	-	-
Available-for-sale securities	24,400	24,400	-	24,400	-
Loans held for sale	15,424	15,424	-	15,424	-
Loans held for investment, net	257,896	257,937	-	-	257,937
Stock in financial institutions	3,826	3,826	-	3,826	-

Financial liabilities:
Demand deposits, savings and NOW deposits	172,512	168,080	168,080	-	-
Time deposits	63,049	63,076	-	63,076	-
Federal Home Loan Bank advances	45,000	45,176	-	45,176	-

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Basic:
Net income	$142,242	$811,728	$892,430	$952,077
Less: Earnings allocated to participating securities	(3,313)	-	(21,681)	-

Net income allocated to common shareholders	$138,929	$811,728	$870,749	$952,077

Weighted-average common shares outstanding including participating securities	3,404,065	3,438,190	3,416,900	3,438,190
Less: Average participating securities	(75,179)	-	(75,083)	-
Less: Average unallocated ESOP Shares	(176,102)	(181,887)	(176,102)	(181,887)

Average shares	3,152,784	3,256,303	3,165,715	3,256,303

Basic earnings per common share	$0.04	$0.25	$0.28	$0.29

Diluted:
Net income allocated to common shareholders	$138,929	$811,728	$870,749	$952,077

Weighted-average common shares outstanding for basic earnings per common share	3,152,784	3,256,303	3,165,715	3,256,303
Add: Dilutive effects of assumed exercises of stock options	13,362	9,218	9,480	8,729

Weighted average shares and dilutive potential common shares	3,166,146	3,265,521	3,175,195	3,265,032

Diluted earnings per common share	$0.04	$0.25	$0.27	$0.29

Our restricted stock awards are participating securities since they participate in common stock dividends.

For the three and nine months ended September 30, 2018 and 2017 there were no stock options considered antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition at September 30, 2018 and December 31, 2017 and results of operations for the three and nine months ended September 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Valuation of Deferred Tax Assets. As a result of the reduction in the Federal corporate tax rate effective in 2018 under the Tax Cuts and Jobs Act signed into law in December 2017, income tax expense for 2017 includes a $1.2 million deferred tax asset re-measurement adjustment. Effective December 31, 2016, we reversed 100% of our net deferred tax asset valuation allowances and recognized an income tax benefit based upon our assessment of net deferred tax assets that are more-likely-than-not to be realized. The net deferred tax asset had been offset by an equal valuation allowance from September 2012 through November 2016. In evaluating our ability to realize deferred tax assets, management considers all positive and negative information, including our past operating results and our forecast of future taxable income. In determining future taxable income, management utilizes a budget process that makes business assumptions and the implementation of feasible and prudent tax planning strategies, if any. These assumptions require us to make judgments about our future taxable income that are consistent with the plans and estimates we use to manage our business. Any change in estimated future taxable income or effective tax rates may result in changes to the carrying balance of our net deferred tax assets which would result in an income tax benefit or expense in the same period.

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

	Three Months Ended September 30,
	2018			2017
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$299,538	$4,344	5.75%	$285,425	$3,972	5.52%
Securities	29,492	172	2.31%	27,943	129	1.83%
Other interest earning assets	19,041	104	2.17%	11,444	42	1.46%
Total interest-earning assets	348,071	4,620	5.27%	324,812	4,143	5.06%
Noninterest-earning assets	24,012			23,568
Total assets	$372,083			$348,380

Interest-bearing liabilities:
Checking, money market and savings accounts	$130,941	325	0.99%	$129,785	270	0.83%
Certificates of deposit	72,948	309	1.68%	63,061	153	0.96%
Total deposits	203,888	634	1.23%	192,846	423	0.87%
Advances from FHLB of Dallas	73,204	381	2.06%	63,554	187	1.16%
Total interest-bearing liabilities	277,093	1,015	1.45%	256,400	610	0.94%
Non-interest bearing deposits	43,253			36,209
Non-interest bearing liabilities	4,912			3,747
Total liabilities	325,258			296,356
Stockholders' equity	46,824			52,024
Total liabilities and stockholders' equity	$372,083			$348,380

Net interest income		$3,605			$3,533
Net interest rate spread (2)			3.82%			4.12%
Net interest-earning assets (3)	$70,978			$68,412

Net interest margin (4)			4.11%			4.32%
Average interest-earning assets to average interest- bearing liabilities	125.62%			126.68%

(1)	Yield/Rate for the three-month periods have been annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

	Nine Months Ended September 30,
	2018			2017
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$285,713	$12,219	5.72%	$270,560	$11,224	5.55%
Securities	27,719	468	2.26%	29,523	404	1.83%
Other interest earning assets	17,024	246	1.93%	15,256	143	1.25%
Total interest-earning assets	330,456	12,933	5.23%	315,339	11,771	4.99%
Noninterest-earning assets	23,713			22,333
Total assets	$354,169			$337,672

Interest-bearing liabilities:
Checking, money market and savings accounts	$130,131	902	0.93%	$127,217	760	0.80%
Certificates of deposit	68,118	740	1.45%	62,212	430	0.92%
Total deposits	198,248	1,642	1.11%	189,429	1,190	0.84%
Advances from FHLB of Dallas	59,596	804	1.80%	56,564	433	1.02%
Total interest-bearing liabilities	257,845	2,446	1.27%	245,993	1,623	0.88%
Non-interest bearing deposits	43,156			36,758
Non-interest bearing liabilities	4,997			3,358
Total liabilities	305,997			286,109
Stockholders' equity	48,171			51,563
Total liabilities and stockholders' equity	$354,169			$337,672

Net interest income		$10,487			$10,148
Net interest rate spread (2)			3.96%			4.11%
Net interest-earning assets (3)	$72,611			$69,346

Net interest margin (4)			4.24%			4.30%
Average interest-earning assets to average interest- bearing liabilities	128.16%			128.19%

(1)	Yield/Rate for the nine-month periods have been annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Cash and cash equivalents increased $5.5 million, or 56.0%, to $15.4 million at September 30, 2018 from $9.9 million at December 31, 2017. Daily cash and cash equivalent balances vary between our target level of approximately $7.0 million to $20.0 million primarily due to the timing of large commercial loan fundings, large deposits and FHLB advance maturities.

Available-for-sale securities increased $3.5 million, or 14.5%, during the nine months ended September 30, 2018 to $27.9 million as we took advantage of higher interest rates to replace some of our regular monthly mortgage-backed securities principal reductions.

Loans held for sale at September 30, 2018 totaled $20.2 million, consisting entirely of residential mortgage loans. We currently sell a significant majority of our residential mortgage loans in the secondary market. At December 31, 2017, loans held for sale totaled $15.4 million. The balances at any date vary based upon the timing and volume of current loan originations and sales.

Loans held for investment increased $22.5 million, or 8.6%, to $283.5 million at September 30, 2018 from $261.0 million at December 31, 2017, due to organic growth. In the nine months ended September 30, 2018, commercial real estate loans increased $16.4 million to $231.3 million and represented 81.3% of the gross loan portfolio at September 30, 2018, down from 82.0% at September 30, 2017.

Total deposits increased $16.0 million, or 6.8%, to $251.5 million at September 30, 2018 from $235.6 million at December 31, 2017. The increase included a $8.6 million, or 23.0%, increase in non-interest-bearing demand deposits and a $10.9 million, or 17.2% increase in time deposits, partially offset by a $3.5 million, or 2.6%, decrease in savings and NOW deposits. The $10.9 million increase in time deposits included a $15.0 million increase in brokered deposits, partially offset by a decrease of $3.5 million in internet time deposits.

Borrowings, consisting solely of Federal Home Loan Bank advances, increased $25.0 million, or 55.6%, to $70.0 million at September 30, 2018 from $45.0 million at December 31, 2017. We utilize short-term borrowings to fund loans held for sale, and long-term borrowings and some short-term borrowings to fund net growth in loans held for investment.

Total stockholders’ equity decreased $4.8 million, or 9.4%, to $46.2 million at September 30, 2018 from $51.0 million at December 31, 2017. The decrease was primarily due to a $4.2 million special dividend paid in the second quarter of 2018 and $1.6 million used to repurchase common stock in the first quarter of 2018, partially offset by $892,000 of net income during the nine-month period.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

General. We had net income of $142,000 for the three months ended September 30, 2018, compared to $812,000 for the three months ended September 30, 2017. Pre-tax income was $1.1 million, or 87.2%, lower in the three months ended September 30, 2018 at $167,000 compared to $1.3 million for the three months ended September 30, 2017. Gain on sale of loans for the three months ended September 30, 2018 was $149,000 lower than the three months ended September 30, 2017 primarily due to the implementation of a mandatory delivery mortgage loan sales program in 2017 that added $668,000 to the gain on sale of loans for the three months ended September 30, 2017. The three months ended September 30, 2018 included separation settlement costs and equity plan expenses totaling $382,000 not incurred in 2017.

Interest Income. Interest income increased $477,000, or 11.5%, to $4.6 million for the three months ended September 30, 2018 from $4.1 million for the three months ended September 30, 2017. The increase was due to a $23.3 million, or 7.2%, increase in average interest-earning assets and a 21 basis point increase in average yields, partially offset by a change in asset mix as loans, our highest yielding assets, decreased to 86.1% of average interest-earning assets from 87.9% of average interest-earning assets. Loan and securities interest rates increased in 2018 compared to 2017 due to the higher interest rate environment. The yield on average interest-earning assets increased 21 basis points to 5.27% for the three months ended September 30, 2018, from 5.06% for the three months ended September 30, 2017, due primarily to a 48 basis point increase in securities yield from 1.83% for the three months ended September 30, 2017, to 2.31% for the three months ended September 30, 2018. Interest income on loans increased due primarily to a $14.1 million, or 4.9%, increase in average loan balances due to organic growth and a 23 basis point increase in yield. Interest on securities increased $44,000, or 34.0%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The average balance of securities increased $1.4 million, or 5.5%, to $29.5 million for the three months ended September 30, 2018, compared to $27.9 million for the three months ended September 30, 2017.

Interest Expense. Interest expense increased $405,000, or 66.4%, to $1.0 million for the three months ended September 30, 2018 from $610,000 for the three months ended September 30, 2017. The increase was the result of increases of $194,000, or 103.4%, in interest expense on borrowings and $212,000, or 50.1%, in interest expense on deposits. The average balance of borrowings increased $9.7 million, or 15.2%, from the quarter ended September 30, 2017 to the quarter ended September 30, 2018 and the average rate paid increased 90 basis points from 1.16% for the three months ended September 30, 2017 to 2.06% for the three months ended September 30, 2018.

Interest paid on checking, money market and savings accounts increased $55,000, or 20.4%, to $325,000 for the three months ended September 30, 2018 from $270,000 for the three months ended September 30, 2017. The average rate we paid on such deposit accounts increased 16 basis points to 0.99% for the three months ended September 30, 2018 from 0.83% for the three months ended September 30, 2017 and the average balance increased $1.2 million, or 0.9%, to $130.9 million for the three months ended September 30, 2018 from $129.8 million for the three months ended September 30, 2017. The average rates we pay on deposits is considerably higher in the Arizona market.

Net Interest Income. Net interest income increased $72,000, or 2.0%, to $3.6 million for the three months ended September 30, 2018 from $3.5 million for the three months ended September 30, 2017, primarily due to a 7.2% increase in average interest earning assets partially offset by a 30 basis point decrease in net interest rate spread from 4.12% for the three months ended September 30, 2017 to 3.82% for the three months ended September 30, 2018. Average interest bearing liability rates increased 51 basis points compared to a 21 basis point increase in the average interest earning assets yield. Our average net interest-earning assets increased by $2.6 million, or 3.8%, to $71.0 million for the three months ended September 30, 2018 from $68.4 million for the three months ended September 30, 2017 due primarily to higher growth in interest-bearing liabilities than interest-earning assets. Loan yield was 5.75% of average loans for the three months ended September 30, 2018, compared to 5.52% in the comparable quarter in 2017. Our cost of borrowings increased 90 basis points to 2.06% for the quarter ended September 30, 2018 from 1.16% for the quarter ended September 30, 2017 due to the increase in short-term market interest rates. The target Federal Funds rate has increased 125 basis points from 0.75% at December 31, 2016 to 2.00% at September 30, 2018 with three 25 basis point increases in 2017 and two in 2018.

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

See “Asset Quality - Allowance for Loan Losses” for additional information.

After an evaluation of these factors, no provision for loan losses was recorded for the three months ended September 30, 2018, compared to $150,000 for the three months ended September 30, 2017. In the quarter ended September 30, 2018, gross loans held for investment grew $3.7 million, or 1.3%. Net recoveries were $34,000 in the three months ended September 30, 2018 compared to $3,000 in net charge-offs in the three months ended September 30, 2017.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2018.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about the recoverability of our loan balances based upon information available to it at the time of its examination.

Noninterest Income. Noninterest income decreased $120,000, or 3.2%, to $3.6 million for the three months ended September 30, 2018 from $3.7 million for the three months ended September 30, 2017 due primarily to reduced loan sales gains.

The gain on sale of loans decreased $149,000, or 4.2%, to $3.4 million for the three months ended September 30, 2018 from $3.6 million for the three months ended September 30, 2017 despite a 19.1% increase in mortgage loan sales. During the three months ended September 30, 2018, we sold $84.0 million of mortgage loans for a gain of $3.4 million, compared to $72.7 million of mortgage loan sales during the three months ended September 30, 2017 for a gain of $3.5 million. There were no SBA loans sold during the three months ended September 30, 2018 and no sales gains recognized directly into income compared to $491,000 SBA loan sales in the quarter ended September 30, 2017 with gains of $31,000. We realized a 4.5% average premium (gain on sale/sold loans) on the sales of mortgage loans for the three months ended September 30, 2018 and 3.9% for the three months ended September 30, 2017. We began selling mortgage loans under mandatory delivery contracts as opposed to on a best efforts basis in September 2017, and sales gain percentages tend to be larger under mandatory delivery contracts. Premiums also vary from period to period based upon the mix of government Federal Housing Administration (FHA) and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates. The implementation of mandatory delivery represented $668,000 of the gain on sale of loans for the three months ended September 30, 2017 compared to $0 in the three months ended September 30, 2018.

Noninterest Expense. Noninterest expense increased $1.2 million, or 21.3%, to $7.0 million for the three months ended September 30, 2018 from $5.8 million for the three months ended September 30, 2017 due primarily to higher salaries and benefits, data processing fees and occupancy expense. The increases were primarily related to growth in our mortgage banking area and $295,000 in expenses accrued related to a settlement agreement reached with our outgoing president who resigned effective October 2, 2018. Our mortgage banking area sold 19.1% more loans in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in salaries and benefits also included $146,000 of equity-based expense in 2018, compared to $0 in the three months ended September 30, 2017. Average assets for the quarter ended September 30, 2018 were 6.8% larger than for the quarter ended September 30, 2017.

Provision for Income Tax. Provision for income tax expense was $24,000 for the three months ended September 30, 2018, representing an effective tax rate of 14.7% on pre-tax income. Although there are numerous differences between pre-tax income and actual taxable income that have an effect on the effective income tax rate for any given period, it is notable that the tax rate assumption used to compute income tax expense in 2018 is lower than previous years due to the reduction in the Federal corporate income tax rate to 21% from the Tax Cuts and Jobs Act enacted in December 2017. A 34% Federal tax rate was applied to earnings in 2017 and previous years. We recognized an income tax expense of $487,000 for the three months ended September 30, 2017 representing 37.5% of the $1.3 million income before income taxes.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

General. We had net income of $892,000 for the nine months ended September 30, 2018, compared to net income of $952,000 for the nine months ended September 30, 2017. Pre-tax income was $312,000, or 21.6%, lower in the nine months ended September 30, 2018 at $1.1 million compared to $1.4 million for the nine months ended September 30, 2017. Results in the first nine months of 2018 reflected a $457,000 lower provision for loan losses due to improving credit quality and more rapid loan growth in 2017 and a $339,000, or 3.3%, increase in net interest income, mostly due to a 4.8% increase in average interest-earning assets. Gain on sale of loans for the nine months ended September 30, 2018 was $2.8 million larger than the nine months ended September 30, 2017 despite the implementation of a mandatory delivery mortgage loan sales program in 2017 that added $668,000 to the gain on sale of loans for the nine months ended September 30, 2017.  The nine months ended September 30, 2018 included separation settlement costs and equity plan expenses totaling $649,000 not incurred in 2017.

Interest Income. Interest income increased $1.2 million, or 9.9%, to $12.9 million for the nine months ended September 30, 2018 from $11.8 million for the nine months ended September 30, 2017. The increase was due to a 4.8% increase in average interest-earning assets and a 24 basis point increase in yield. Loans, our highest yielding asset, increased from 85.8% to 86.5% of average interest-earning assets. Interest and fees on loans increased $994,000, or 8.9%, to $12.2 million for the nine months ended September 30, 2018, from $11.2 million for the nine months ended September 30, 2017. Interest income on loans increased due to a $15.2 million, or 5.6%, increase in average loan balances due to organic growth and a 17 basis point increase in average yields. Interest income on securities increased $64,000 or 15.9% to $468,000 in 2018 from $404,000 in 2017. The average balance of securities decreased $1.8 million, or 6.1%, to $27.7 million for the nine months ended September 30, 2018, compared to $29.5 million for the nine months ended September 30, 2017 and the average yield increased 43 basis points.

The 24 basis point increase in yield on interest-earning assets from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 was primarily due to a 17 basis point increase in loan yields and a 43 basis point increase in securities yields due to market interest rate increases.

Interest Expense. Interest expense increased $823,000, or 50.7%, to $2.4 million for the nine months ended September 30, 2018 from $1.6 million for the nine months ended September 30, 2017. The increase included a $452,000, or 37.9%, increase in interest expense on deposits and a $371,000, or 85.7%, increase in interest expense on borrowings. Our funding cost increases were facilitated by increases in market interest rates as the target Federal Funds rate increased 125 basis points from 0.75% at December 31, 2016 to 2.00% at September 30, 2018 with three 25 basis point increases in 2017 and two in 2018.

Average interest-bearing deposits for the nine months ended September 30, 2018 were $198.2 million, representing a $2.9 million, or 2.3%, increase compared to average interest-bearing deposits of $189.4 million for the nine months ended September 30, 2017. The average rate paid on interest-bearing deposits was 31 basis points higher at 1.11% for the nine months ended September 30, 2018 compared to 0.84% for the 2017 period.

The $371,000 increase in interest expense on borrowings was due to an 88 basis point increase in average rates paid and a $3.0 million, or 5.4%, increase in average balances outstanding. We primarily utilize short term FHLB advances to support mortgage loans held for sale and other shorter-term funding needs, and longer term FHLB advances to supplement deposits in funding loans held for investment and securities. At September 30, 2018 we held $40.0 million in FHLB advances due within one year with an average rate of 2.19% and $30.0 million in longer term advances maturing between January and October 2020 with an average rate of 2.12%. Longer term FHLB advances and brokered CD maturities are generally designed to fill gaps within a funding maturities ladder in order to smooth out maturities to mitigate interest rate risk as market rates move.

Interest paid on interest bearing checking, money market and savings accounts increased $142,000, or 18.7%, to $902,000 for the nine months ended September 30, 2018 from $760,000 for the nine months ended September 30, 2017. The average rate we paid on such deposit accounts increased 13 basis points to 0.93% for the nine months ended September 30, 2018 from 0.80% for the nine months ended September 30, 2017 and the average balance increased $2.9 million, or 2.3%, to $130.1 million for the nine months ended September 30, 2018 from $127.2 million for the nine months ended September 30, 2017. The increase in checking, savings and money market deposit rates is primarily due to increases in market interest rates. The average rates we pay on these accounts is considerably higher in the Arizona market.

Net Interest Income. Net interest income increased $339,000, or 3.3%, to $10.5 million for the nine months ended September 30, 2018 from $10.1 million for the nine months ended September 30, 2017, as a result of a higher balance of net interest-earning assets and a higher net interest rate spread. Our average net interest-earning assets increased by $3.3 million, or 4.7%, to $72.6 million for the nine months ended September 30, 2018 from $69.3 million for the nine months ended September 30, 2017 due primarily to organic growth. Our net interest rate spread declined by 15 basis points to 3.96% for the nine months ended September 30, 2018 from 4.11% for the nine months ended September 30, 2017. We carried 86.5% of our average interest-earning assets in loans, our highest yielding asset, for the nine months ended September 30, 2018 compared to 85.8% in loans for the comparable period in 2017.

Provision for Loan Losses. We recorded a provision for loan losses of $93,000 for the nine months ended September 30, 2018, compared to $550,000 for the nine months ended September 30, 2017. Due to improving credit quality, in the nine months ended September 30, 2018, the allowance for loan losses decreased $117,000, or 3.7%, compared to a $22.5 million or 8.6% increase in gross loans held for investment. Net recoveries were $24,000 in the nine months ended September 30, 2018 and $11,000 for the comparable 2017 period.

Noninterest Income. Noninterest income increased $2.9 million, or 33.9%, to $11.4 million for the nine months ended September 30, 2018 from $8.5 million for the nine months ended September 30, 2017 primarily due to a higher volume of loan sales and larger average mortgage loan sales premiums.

Gain on sale of loans increased $2.8 million, or 34.2%, to $10.8 million for the nine months ended September 30, 2018 from $8.1 million for the nine months ended September 30, 2017 due to expansion in our secondary mortgage loan operation in 2017 and early 2018. During the nine months ended September 30, 2018, we sold $243.3 million of mortgage loans for a gain of $10.7 million and $1.4 million of SBA loans for a gain of $123,000, compared to $188.2 million of mortgage loan sales and $2.9 million of SBA loan sales during the nine months ended September 30, 2017 for gains of $7.8 million and $273,000, respectively. The average premium (gain on sale/sold loans) for the 2018 period was 4.1% compared to 3.9% for the 2017 period. Sales premiums have improved since we began using mandatory delivery and hedging in September 2017, and also vary from period to period based upon the mix of government FHA, VA and jumbo loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates. The implementation of mandatory delivery and hedging represented $668,000 of the gain on sale of loans for the nine months ended September 30, 2017 compared to $0 in the nine months ended September 30, 2018.

Noninterest Expense. Noninterest expense increased $4.0 million, or 24.0%, to $20.7 million for the nine months ended September 30, 2018 from $16.7 million for the nine months ended September 30, 2017 due primarily to higher salaries and benefits and data processing fees, partially offset by lower professional fees. The increase in salaries and benefits expense resulted primarily from the expansion of our mortgage banking program, $413,000 from equity-based expense in 2018 from December 2017 grants and $295,000 in expenses accrued related to a settlement agreement reached with our outgoing president who resigned effective October 2, 2018. Average assets for the nine months ended September 30, 2018 were 4.9% larger than the nine months ended September 30, 2017.

Provision for Income Tax. Provision for income tax expense was $239,000 for the nine months ended September 30, 2018, representing an effective tax rate of 21.1% on pre-tax income. Although there are numerous differences between pre-tax income and actual taxable income that have an effect on the effective income tax rate for any given period, it is notable that the tax rate assumption used to compute income tax expense in 2018 is 13% lower than 2017 due to the permanent reduction in the Federal corporate income tax rate to 21% from the Tax Cuts and Jobs Act enacted in December 2017. We recognized income tax expense of $491,000 for the nine months ended September 30, 2017, representing 34% of the $1.4 million income before income taxes.

Asset Quality

We review loans on a regular basis, and place loans on nonaccrual status when either principal or interest is 90 days or more past due or earlier if we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least nine consecutive months of payment performance before the loan is eligible to return to accrual status.

Non-Performing Loans and Non-Performing Assets. The following table sets forth information regarding our non-performing assets. As of September 30, 2018 and December 31, 2017, we had no accruing troubled debt restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates materially less than current market rates.

	At September 30,	At December 31,
	2018	2017
Nonaccrual loans	(Dollars in thousands)
Real estate loans:
One- to four-family residential real estate	$663	$679
Commercial real estate	3,571	3,483
Commercial and industrial loans	1,110	1,275
Consumer and other loans	-	-
Total nonaccrual loans	5,344	5,437
Accruing loans past due 90 days or more	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	5,344	5,437
Other real estate (ORE)	-	-
Total nonperforming assets	$5,344	$5,437

Ratios:
Nonperforming loans to gross loans held for investment	1.88%	2.08%
Nonperforming assets to total assets	1.43%	1.62%
Nonperforming assets to gross loans held for investment and ORE	1.88%	2.08%

Two large loan relationships partially secured by real estate comprise $4.4 million, or 82.8%, of the $5.3 million in nonaccrual loans at September 30, 2018.  $3.4 million, or 64.0% of the total September 30, 2018 nonaccrual loan balance, is guaranteed by the SBA.

The nonperforming asset ratios decreased due to an increase in loans held for investment and assets and a minor decrease in nonaccrual loans.

Interest income that would have been recorded for the nine months ended September 30, 2018, had nonaccruing loans been current according to their original terms amounted to $260,000. We recognized $4,000 of interest income on nonaccrual loans for the nine months ended September 30, 2018.

At September 30, 2018, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with existing loan repayment terms and that could result in disclosure as non-accrual, 90 days past due or troubled debt restructurings.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)

Balance at beginning of period	$3,199	$2,920	$3,117	$2,506
Provision for loan losses	-	150	93	550
Charge-offs:
One- to four-family residential real estate loans	(13)	(9)	(36)	(9)
Commercial real estate loans	-	-	-	-
Commercial and industrial loans	-	-	-	-
Consumer and other loans	-	-	-	-
Total charge-offs	(13)	(9)	(36)	(9)
Recoveries:
One- to four-family residential real estate loans	-	6	12	19
Commercial real estate loans	-	-	-	1
Commercial and industrial loans	48	-	48	-
Consumer and other loans	-	-	-	-
Total recoveries	48	6	60	20
Net (charge-offs) recoveries	35	(3)	24	11

Balance at end of period	$3,234	$3,067	$3,234	$3,067

ALLL to nonperforming loans	60.52%	52.86%	60.52%	52.86%
ALLL to total gross loans	1.14%	1.13%	1.14%	1.13%
ALLL to total gross loans less acquired loans	1.17%	1.26%	1.17%	1.26%
Net (charge-offs) recoveries to average loans outstanding during the period	0.01%	(0.00)%	0.01%	0.01%

The ratio of our allowance for loan losses to nonperforming loans increased due to a 5.4% increase in the allowance for loan losses and a 7.9% decrease in nonperforming loans. The allowance for loan losses to total loans ratios increased because the 5.4% increase in allowance for loan losses was larger than the 5.3% increase in total gross loans.

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

We believe that we have enough sources of liquidity to satisfy our short-term liquidity needs as of September 30, 2018.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2018, cash and cash equivalents totaled $15.4 million. Available-for-sale securities, which provide additional sources of liquidity, totaled $27.9 million at September 30, 2018. In addition, at September 30, 2018, we had $70.0 million of advances outstanding from the Federal Home Loan Bank of Dallas and the ability to borrow an additional $79.1 million from the FHLB, $9.8 million from the Independent Bankers Bank (TIB), and $6.0 million from the Pacific Coast Bankers Bank (PCBB).

At September 30, 2018, we had $33.3 million in loan commitments outstanding, and $35.6 million in commitments to originate and sell mortgage loans. In addition, we had $14.8 million in unused lines of credit and $0 in commitments issued under standby letters of credit. Time deposits due within one year as of September 30, 2018 totaled $31.0 million, or 12.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2019. We believe, however, based on past experience that a significant portion of our time deposits will remain with us, either as time deposits or as other deposit products. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Our primary investing activities are the origination of loans and the purchase of securities. During the nine months ended September 30, 2018, we originated $90.3 million of loans held for investment and $238.1 million of mortgage loans held for sale, compared to $51.1 million of loans held for investment and $112.7 million of mortgage loans held for sale during the nine months ended September 30, 2017. In the nine months ended September 30, 2018 and 2017 we purchased $8.0 million and $0 in securities, respectively. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases of $16.0 million and $11.0 million in total deposits for the nine months ended September 30, 2018 and 2017, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits so that we are competitive in our market area.

We had $70.0 million in Federal Home Loan Bank advances at September 30, 2018 and $45.0 million at December 31, 2017. The increase was primarily due to increases of $22.3 million in loans held for investment, net, $4.8 million in loans held for sale and $3.5 million in securities.

Bancorp 34, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to stockholders, to repurchase its common stock, and for other corporate purposes. Bancorp 34, Inc.’s primary source of liquidity is dividend payments it may receive from the Bank. At September 30, 2018, Bancorp 34, Inc. (on an unconsolidated basis) had liquid assets of $595,000.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2018 and December 31, 2017, Bank 34 exceeded all regulatory capital requirements. Bank 34 is considered “well-capitalized” under regulatory guidelines.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)

On October 24, 2017, the Company adopted a repurchase program under which it may repurchase up to 171,910 shares of its common stock, or approximately 5.0% of the Company’s outstanding shares. The repurchase program will continue until it is completed or terminated by the Company’s Board of Directors. In December 2017, 28,000 shares were repurchased and in the first quarter of 2018 another 102,500 shares were repurchased under this program. No shares were repurchased during the quarters ended June 30, 2018 or September 30, 2018. 41,410 shares remain available for repurchase under this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Bancorp 34, Inc. (1)

3.2	Bylaws of Bancorp 34, Inc. (1)

10.2	Confidential Separation and Settlement Agreement and Release with William P. Kauper dated October 2, 2018

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Bancorp 34, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Bancorp 34, Inc. (File No. 333-21182), originally filed with the Securities and Exchange Commission on September 3, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP 34, INC.

Date: October 29, 2018	/s/ Jill Gutierrez
Jill Gutierrez
President and Chief Executive Officer

Date: October 29, 2018	/s/ Jan R. Thiry
Jan R. Thiry
Executive Vice President and Chief Financial Officer