Form 10-K
period 2018-12-31
Bancorp 34, Inc.
filed 2019-02-19
CIK 1668340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐   No ☒

As of February 18, 2019 there were 3,356,155 shares outstanding of the registrant’s common stock. The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2018 of $15.59, was $45.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders. (Part III)

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

●	adverse changes in the securities or secondary mortgage markets;

●	changes in laws or government regulations or policies affecting financial institutions, as well as the impact of laws and regulations, including changes in regulatory fees and capital requirements;

●	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

●	our ability to manage operations in current economic conditions;

●	our ability to manage market risk, credit risk and operational risk;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to implement changes in our business strategies;

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

●	changes in the level of government support for housing finance;

●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;

●	cyber attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information and destroy data or disable our systems;

●	technological changes that may be more difficult or expensive than expected;

●	our ability to attract and retain key employees;

●	the ability of third-party providers to perform their obligations to us;

●	the ability of the U.S. Government to manage federal debt limits;

●	the effects of the recent Federal government shutdown;

●	demand for loans and deposits in our market area;

●	our ability to attract and retain key employees;

●	changes in our organization, compensation and benefit plans; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Bancorp 34, Inc.

Bancorp 34, Inc. (the “Company”), a Maryland corporation that was organized in 2016, is a savings and loan holding company headquartered in Alamogordo, New Mexico. Bancorp 34, Inc.’s common stock is quoted on NASDAQ under the symbol “BCTF.” Bancorp 34, Inc. conducts its operations primarily through its wholly owned subsidiary, Bank 34, a federally chartered savings association. Bancorp 34, Inc. manages its operations as one unit, and thus does not have separate operating segments. At December 31, 2018, Bancorp 34, Inc. had total assets of $383.3 million, loans held for investment of $282.8 million, available-for-sale securities of $33.4 million, deposits of $265.2 million, and stockholders’ equity of $46.4 million.

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

Bank 34

Bank 34 operates four full-service banking centers, one each in Otero and Dona Ana counties in New Mexico and two in Maricopa County, Arizona. Bank 34’s New Mexico offices include the main office and corporate headquarters located in Alamogordo and a branch office in Las Cruces. The Bank’s Arizona branch offices include the regional headquarters located in Scottsdale and a branch office in Peoria. Bank 34 also operates ten residential mortgage loan production offices, one each in El Paso, Texas, Scottsdale, Arizona, Yuma, Arizona, Albuquerque, New Mexico, Gilbert, Arizona, Tubac, Arizona, Medford, Oregon, West Linn, Oregon, Puyallup, Washington, and Lynnwood, Washington.

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

Bank 34 originates deposits from its business and consumer customers predominantly from the areas where its branch offices are located. Bank 34’s emphasis is on generating business operating accounts and checking and money market accounts of consumers.

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

Our current business strategy consists of the following:

●

Continued commercial loan growth. The Arizona market, entered through our acquisition of Bank 1440 in August 2014, continues to provide a significant source of new commercial clients to supplement the New Mexico region of our franchise. Our Arizona market has experienced strong population and job growth, contributing to favorable economic conditions for generating new commercial loans. Our commercial real estate loans are generally secured by properties used for business purposes such as hotels, office buildings and industrial and retail facilities. In addition to commercial real estate loans, we originate multi-family real estate loans to experienced, growing small- and mid-size owners and investors in our market areas and commercial and industrial loans. Our multi-family real estate loans are generally secured by properties consisting of five to 40 rental units. In all of our markets, we seek commercial loan customers with whom we can establish multiple lending relationships and provide other services, such as business checking accounts. We target new commercial loan originations to experienced, growing small- and mid-size owners and investors in our market area.

We grew commercial real estate loans (including multi-family real estate loans) and commercial and industrial loans 7.8% in 2018, 11% in 2017 and 31% in 2016. Commercial loans in our Arizona region represented 70%, 69% and 70% of our total commercial loans outstanding as of December 31, 2018, 2017 and 2016, respectively. Commercial real estate and commercial and industrial loans totaled 87.4% of our loan portfolio at December 31, 2018, compared to 86.7% of our loan portfolio at December 31, 2017, 84.0% at December 31, 2016, 80.6% at December 31, 2015 and 78.6% at December 31, 2014.

In addition, we continue to seek and originate Small Business Administration (“SBA”) credits and we are actively pursuing other government-sponsored loan programs, such as those offered through the U.S. Department of Agriculture, as a way to generate government-guaranteed loans with the opportunity to sell the guaranteed portion of the loan at a premium and retain the non- guaranteed portion as well as the servicing rights. We sold $1.6 million, $11.7 million and $10.6 million of SBA and USDA loans in the secondary market during the years ended December 31, 2018, 2017 and 2016, respectively, recognizing gains of $129,000, $1.0 million and $839,000 directly into income during those periods. We also intend to build on our experience of selectively pursuing construction lending to established builders with proven track records.

●

Continual improvement in mortgage banking operations. We sold $305.8 million of mortgage loans during the year ended December 31, 2018, generating $14.3 million in noninterest income, compared to $252.8 million of mortgage loans during the year ended December 31, 2017, generating $10.4 million in noninterest income and $259.4 million of mortgage loans during the year ended December 31, 2016, generating $9.8 million in noninterest income. In 2015, we expanded our mortgage banking operations to Maricopa County, Arizona and Albuquerque, New Mexico. In 2016, we expanded our physical mortgage origination footprint to Lynnwood and Puyallup, Washington, Medford, Oregon, West Linn, Oregon, Rio Rancho, New Mexico, Yuma, Arizona and Tucson, Arizona (subsequently moved to Tubac, Arizona). Subject to market conditions, and particularly changes in the interest rate environment, we intend to continue to grow our mortgage banking business by selectively adding experienced mortgage lending personnel to leverage our scalable business model. We believe we have managed our mortgage banking operations to provide cost- management flexibility in the event of unfavorable economic conditions or increases in market interest rates.

●

Disciplined expansion through organic growth and opportunistic bank or branch acquisitions. We completed our acquisition of Bank 1440 in August 2014. While we expect organic growth will be our primary strategic focus, we will also consider acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders.

●

Manage credit risk to maintain a low level of nonperforming assets. We believe strong asset quality is a key to our long-term financial success, and we have maintained this focus through our acquisition of Bank 1440 and our subsequent increase in commercial lending from 2015 through 2018. Our strategy for credit risk management focuses on having a very experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Our nonperforming assets to total assets ratio was 0.95% at December 31, 2018, 1.62% as of December 31, 2017 and 1.81% as of December 31, 2016. Approximately 63% of our nonperforming assets as of December 31, 2018 are covered by government guarantees.

●

Increase core deposits, with emphasis on low cost commercial demand deposits. We seek core deposits to provide a stable source of funds for loan growth, at costs consistent with improving our interest rate spread and profitability. Core deposits also help us maintain loan-to-deposit ratios at levels consistent with our risk tolerance and regulatory expectations. We consider our core deposits to include demand deposits, negotiable orders of withdrawal (NOW) and automatic transfer service accounts, money market deposit accounts, other savings deposits, and certificates of deposit under $250,000, excluding wholesale and brokered deposits. As part of our focus on commercial loan growth, our lenders are expected to source business checking accounts from our borrowers. Noninterest bearing deposits were $45.4 million, or 17.1% of deposits at December 31, 2018, $37.5 million, or 15.9% of deposits, at December 31, 2017, and $36.4 million, or 16.2% of deposit, at December 31, 2016.

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

As of June 30, 2018 (the latest date for which information is available), Bank 34’s deposit market share was 13.22% of total deposits in Otero County, New Mexico, representing the third largest market share of ten institutions in Otero County; 1.76% of total deposits in Dona Ana County, New Mexico, representing the 13th largest market share of 18 institutions in Dona Ana County; and 0.14% of total deposits in Maricopa County, Arizona, representing the 37th largest market share of 60 institutions in Maricopa County.

Market Area

Bank 34 operates four full-service banking centers, one each in Otero and Dona Ana counties in New Mexico and two in Maricopa County, Arizona. Bank 34 also operates ten residential mortgage and commercial loan production offices, one each in El Paso, Texas, Scottsdale, Arizona, Yuma, Arizona, Albuquerque, New Mexico, Gilbert, Arizona, Tubac, Arizona, Medford, Oregon, West Linn, Oregon, Puyallup, Washington, and Lynnwood, Washington.

Arizona. 2018 brought a diverse resurgence of employment growth as year-to–date job growth through October 2018 exceeded 73,000, with construction contributing the most new jobs since the boom year of 2006. The economy has diversified from a population-driven model and has attracted higher value-added industries since the end of the Great Recession. The Phoenix metropolitan area is currently the fifth fastest growing out of 37 U.S. metropolitan areas, with employment above one million workers. The combination of new residents and an aging Baby Boomer cohort is pushing demand for health care, construction, restaurants, and retailing. Based on data through October 2018, Arizona saw an increase in personal income of 5.1%, increase in population of 112,000 and a decrease in unemployment from 4.7% to 4.5%. Overall home prices in Arizona as tracked by the Federal Housing Finance Agency - All Transactions Price Index (sales and appraisal data) have increased to 95% of the 2006 peak, and are up 8.9% for the first 10 months of 2018. Arizona’s home prices, in comparison to other western states, are still considered very affordable. It is anticipated that Arizona’s economy will continue with solid growth, driven by a mix of new and long established drivers. Construction in all sectors including single family homes, multi-family, office, retail and industrial is expected to remain strong through 2019 with multi-family being the only segment expected to decline from 2018 volumes. A consensus forecast for the metropolitan Phoenix area is employment increasing 3.0% and unemployment dropping below 4.0% by the end of 2019.

New Mexico. Las Cruces’ metropolitan statistical area (MSA) unemployment as of October 2018 was 5.1% while Otero county’s was 4.7% as compared to 6.3% and 5.7%, respectively, a year before. October 2018 state unemployment was at 4.5%. New Mexico’s total population has been consistently around or slightly below 2.1 million since crossing 2 million in 2008 followed by population decreases in 2014 and 2015. New Mexico gained a little over 2,000 residents between July 1, 2017 and July 1, 2018.  New Mexico is beginning to attract higher-wage employment with commitments from Facebook, Netflix, Safelite and Union Pacific. One of the main advantages that New Mexico has to offer is very affordable housing and; therefore, an overall affordable cost of living.

Lending Activities

At December 31, 2018, our gross loans held for investment consisted of $233.1 million, or 81.3%, commercial real estate loans (including multi-family); $29.9 million, or 10.4%, one- to four-family residential real estate loans; $17.5 million, or 6.1%, commercial and industrial loans, and $6.4 million, or 2.2%, consumer and other loans. At December 31, 2018, commercial real estate and multi-family loans included construction loans of $20.8 million. We currently sell a significant majority of our originated residential mortgage loans in the secondary market. Our residential mortgage loans held for sale portfolio totaled $26.9 million at December 31, 2018.

Commercial Real Estate Loans. At December 31, 2018, commercial real estate loans were $233.1 million, or 81.3%, of our total gross loans held for investment. This amount includes $42.3 million of multi-family residential real estate loans which are described below. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial and retail facilities. At December 31, 2018, $32.7 million of our commercial real estate portfolio was owner occupied commercial real estate, and $200.4 million was secured by income producing, or non-owner occupied commercial real estate. We currently target new commercial real estate loan originations to experienced, growing small- and mid-size owners and investors in our market area. The average outstanding loan in our commercial real estate portfolio was $690,000 as of December 31, 2018, although we originate commercial real estate loans with balances significantly larger than this average. At December 31, 2018, our ten largest commercial real estate loans had an average balance of $3.6 million.

We focus our commercial real estate lending on properties within our primary market areas, but we will originate commercial real estate loans on properties located outside this area based on an established relationship with a strong borrower. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards.

We originate a variety of fixed and adjustable rate commercial real estate loans with terms and amortization periods generally up to 25 years, although our commercial real estate loans generally have balloon terms. Interest rates and payments on our adjustable rate loans generally adjust daily and generally are indexed to the prime rate as published in The Wall Street Journal, plus a margin. We generally include pre-payment penalties on commercial real estate loans we originate. Commercial real estate loan amounts generally do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated., Aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects, have a guideline minimum income to debt service ratio of 1.30x. For commercial real estate loans in excess of $500,000, we require independent appraisals from an approved appraisers list. For such loans below $500,000, we require formal evaluations but do not require an independent appraisal. We require commercial real estate loan borrowers with loan relationships in excess of $100,000 to submit annual financial statements and/or rent rolls on the subject property. We may request such information for smaller loans on a case-by-case basis. Commercial real estate properties may also be subject to annual inspections with pictures as evidence appropriate maintenance is being performed by the owner/borrower. The loan and its borrowers and/or guarantors are subject to an annual loan review verifying the loan is properly risk rated based upon covenant compliance and other terms as provided for in the loan agreements. While this process does not prevent loans from becoming delinquent, it provides us with the opportunity to better identify problem loans in a timely manner and to work with the borrower.

Our three largest commercial real estate loans at December 31, 2018 included a $4.6 million school loan originated May 2016 and increased April 2017, a $4.5 million industrial property loan originated October 2018 and a $3.8 million retail strip center and restaurant building loan originated March 2017. The collateral securing these loans is all located in our primary lending areas. At December 31, 2018, all of these loans were performing in accordance with their terms.

Multi-Family Real Estate Loans. At December 31, 2018, multi-family real estate loans were $42.3 million, or 14.7%, of our total loan portfolio. We originate individual multi-family real estate loans to experienced, growing small- and mid-size owners and investors in our market areas. Our multi-family real estate loans are generally secured by properties consisting of five to 40 rental units. The average outstanding loan size in our multi-family real estate portfolio was $829,000 as of December 31, 2018. We generally do not make multi-family real estate loans outside our primary market areas.

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

Our largest multi-family real estate loan at December 31, 2018 totaled $3.5 million, was originated in June 2018 and is secured by 39 units out of a 55-unit complex. At December 31, 2018, this loan was performing in accordance with its terms.

Commercial and Industrial Loans. We make commercial and industrial loans. primarily in our market area, to a variety of professionals, sole proprietorships and small businesses. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2018, commercial and industrial loans were $17.5 million, or 6.1% of our total loan portfolio. As part of our relationship driven focus, we encourage our commercial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and profitability.

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

Our largest commercial and industrial loan at December 31, 2018 was a $2.8 million revolving line of credit originated in June 2017 and renewed in September 2018 with a $2.1 million outstanding balance. This loan is to a wholesale aerospace parts distributor and is secured by a blanket lien on all assets owned and acquired by the company.

Construction and Land Development Loans. At December 31, 2018, construction and land development loans were $26.4 million, or 9.2% of our total loan portfolio, consisting of $20.8 million of commercial and multi-family real estate loans, $2.9 million of residential land or development loans and $2.7 million of consumer one- to four-family residential loans, At December 31, 2018, none of our consumer one- to four-family residential construction loans and $15.8 million of our commercial and multi-family real estate construction loans are expected to convert to permanent loans upon completion of the construction phase. The majority of the balance of these loans is secured by properties located in our primary lending area.

We primarily make construction loans for commercial development projects, including hotels, small industrial, retail, office and apartment buildings. Most of our construction loans are interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 12 to 24 months. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Construction loans generally can be made with a maximum loan-to-value ratio of 80% of the estimated appraised market value upon completion of the project. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser for loans in excess of $500,000. We also generally require inspections of the property before disbursements of funds during the term of the construction loan.

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

Our largest construction loan at December 31, 2018 totaled $3.0 million, was originated in January 2018 and is secured by a car wash located in our primary market area. At December 31, 2018, this loan was performing in accordance with its terms.

One- to Four-Family Residential Real Estate Loans. Our one- to four-family residential real estate loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2018, $29.9 million, or 10.4% of our loan portfolio, consisted of one- to four-family residential real estate loans, compared to $29.1 million, or 11.1% of total loans, at December 31, 2017.

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

We also offer adjustable rate mortgage loans for one- to four-family properties, with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-, five-, seven-, or ten-year initial fixed rate period. We originated $5.7 million of adjustable rate one-to four-family residential loans during the year ended December 31, 2018, all of which was sold in the secondary market. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6% above the initial rate, regardless of the initial rate. Our adjustable rate one- to four-family residential real estate loans amortize over terms of up to 30 years.

Regulations limit the amount that an institution may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance, on properties securing real estate loans. At December 31, 2018, our largest one- to four-family residential real estate loan had a principal balance of $547,000 and was secured by a residence located in New Mexico. At December 31, 2018, this loan was performing in accordance with its original terms.

Consumer and Other Loans. We offer a limited range of consumer and other loans, principally to customers with other relationships residing in our primary market area with acceptable credit ratings. Our consumer and other loans generally consist of home equity loans or lines of credit, loans secured by deposit accounts, loans on new and used automobiles and unsecured personal loans. At December 31, 2018, consumer loans were $6.4 million, or 2.2% of total loans. The underwriting standards utilized for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The loan-to-value ratio for a home equity line of credit is generally limited to 75%. The procedures for underwriting other consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations plus payments on the proposed loan.

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

We sell the majority of the one- to four-family residential real estate loans we originate in the secondary market. The mortgage loans that we currently originate for sale include mortgage loans which conform to the underwriting standards specified by Freddie Mac, Federal Housing Administration (FHA), US Department of Veteran Affairs (VA), U.S. Department of Agriculture (USDA) and Correspondent Investors. During the years ended December 31, 2018 and 2017, we originated $317.2 million and $254.2 million of one- to four-family loans and sold $305.8 million and $252.8 million, respectively. We recognize, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.

We participate out interests in commercial real estate loans to other financial institutions, including the guaranteed portions of SBA or USDA loans, the portion of other loans exceeding our borrowing limits and periodically other loans when portfolio growth surges and the balances exceeds target portfolio loan levels. At December 31, 2018, we were servicing $47.0 million of commercial real estate loans where we had participated out an interest to other financial institutions. For the years ended December 31, 2018 and 2017, we participated out loan participations of $9.2 million and $20.8 million, respectively.

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

Loans-to-One Borrower Limit

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our unimpaired capital and surplus. At December 31, 2018, our regulatory limit on loans-to-one borrower was $6.2 million. At that date, the largest aggregate amount loaned to one borrower was $5.7 million, consisting of a 28 unit apartment complex and 39 condominium units. The loans comprising this lending relationship were performing in accordance with their original repayment terms at December 31, 2018.

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

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal governments, deposits at the Federal Home Loan Bank of Dallas, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. Our equity securities generally pay dividends. We also are required to maintain an investment in Federal Home Loan Bank of Dallas stock, which investment is based on the level of our Federal Home Loan Bank borrowings. We have the authority under applicable law to invest in derivative securities. At December 31, 2018 and 2017, the Company had $381,000 and $183,000 in fair value of mortgage interest rate lock commitment (“IRLC”) assets and $154,000 and $16,000 in liabilities to national investment brokers representing the net fair value of forward trade commitments utilized to hedge loans in our mortgage banking pipeline with a notional values of $21.5 million and $13.5 million, respectively. Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide a use of funds when demand for loans is weak and to generate a favorable return.

At December 31, 2018 our investment security portfolio had a fair value of $33.4 million, and consisted primarily of mortgage-backed securities, securities of U.S. Government Agencies and taxable municipal bonds. All investment securities as of December 31, 2018 were classified as available-for-sale. Bonds secured by adjustable rate loans were 4.9% of the total portfolio.

Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost to determine whether or not the impairment is deemed to be other than temporary. Other than temporary impairment is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. At December 31, 2018 our investment securities had a fair value of $33.4 million and a net unrealized loss of $531,000. We believe the decline in fair value is attributable to changes in interest rates and liquidity and not credit quality. The Bank does not have the intent to sell these securities before maturity and it is unlikely that it will be required to sell them before their anticipated recovery. Therefore the Bank does not consider the decline to be other than temporary. No other-than-temporary impairment was recognized for any periods from 2012 through December 31, 2018

Mortgage-Backed Securities. We purchase mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae.

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

At December 31, 2018 mortgage-backed securities totaled $28.3 million, or 84.7% of total securities, of which, 5.7% were backed by adjustable rate mortgage loans and 94.3% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 2.53% at December 31, 2018.

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

U.S. Government and Government-Sponsored Securities. At December 31, 2018, our U.S. Government and government-sponsored securities portfolio totaled $1.4 million, or 4.3% of total securities. While U.S. Government and government-sponsored securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and prepayment protection.

Municipal Obligations. At December 31, 2018 our investment in municipal obligations totaled $3.7 million or 11.0% of total securities and 1.0% of total assets. The Bank’s investment in municipal bonds may not exceed 3% of total assets. Municipal obligations generally carry a higher interest rate than U.S. Government obligations but also carry a higher credit risk.

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

At December 31, 2018, our deposits totaled $265.2 million. Interest-bearing deposits totaled $219.9 million and noninterest-bearing deposits totaled $45.4 million. Savings, money market and checking deposits totaled $187.7 million, and certificates of deposit totaled $77.5 million, of which $30.5 million had maturities of one year or less.

Subsidiary Activities

Bancorp 34, Inc. has no subsidiaries other than Bank 34.

Personnel

At December 31, 2018, Bank 34 had 164 full-time employees and four part-time employees, none of whom was party to a collective bargaining agreement. Bank 34 believes it has a good working relationship with its employees.

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

Federal Taxation

Federal Tax Reform. On December 22, 2017, President Trump signed into law H.R. 1, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Act”). The Act includes a number of changes in existing tax law impacting businesses including, among other things, a reduction of the federal corporate income tax rate from 34% to 21% effective January 1, 2018. As a result, we are required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional income tax expense of $1.2 million in 2017.

Method of Accounting. For federal income tax purposes, Bancorp 34 and Bank 34 currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Bank 34 failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2018, our total federal pre-1988 base year reserve was approximately $2.7 million, or $673,000 tax-effected. However, under current law, pre-1988 base year reserves remain subject to recapture if Bank 34 makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. Prior to January 1, 2018, the Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years Effective January 1, 2018, the corporate AMT is repealed. At December 31, 2018, the Company had no AMT credit carryforwards.

Net Operating Loss Carryovers. Prior to January 1, 2018, subject to certain limitations, a company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. For net operating losses generated beginning January 1, 2018, there are no carry backs allowed and an unlimited carry forward period. At December 31, 2018, Bancorp 34 had $4.0 million in net operating loss carry forwards for federal income tax purposes.

Corporate Dividends-Received Deduction. Bancorp 34 may exclude from its income 100% of dividends received from Bank 34 as a member of the same affiliated group of corporations. Through December 31, 2017, the corporate dividends-received deduction is 80% in the case of dividends received from a corporation in which a corporate recipient owns at least 20% of its stock, and corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. Effective January 1, 2018, the dividends received deduction decreases from 80% to 65% and 70% to 50% for corporate recipients owning at least 20% or less than 20%, respectively, of a corporation’s stock.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% of risk-weighted assets on January 1, 2019.

At December 31, 2018, Bank 34’s capital exceeded all applicable requirements.

Legislation enacted in May 2018 requires the federal banking agencies, including the Office of the Comptroller of the Currency, to establish a “community bank leverage ratio” of between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion of assets. Institutions with capital meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements. The federal regulators have issued a proposed rule that would set the ratio at 9%.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2018, Bank 34 was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2018, Bank 34 satisfied the QTL test.

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

Community Reinvestment Act and Fair Lending Laws. All Federal Deposit Insurance Corporation-insured institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the Office of the Comptroller of the Currency is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

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

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

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

At December 31, 2018, Bank 34 met the criteria for being considered “well capitalized.”

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

Effective in 2016, the Federal Deposit Insurance Corporation adopted changes that eliminated the risk categories. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. The assessment range (inclusive of possible adjustments) for most banks and savings associations is currently 1.5 basis points to 30 basis points.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation was required to seek to achieve the 1.35% ratio by September 30, 2020. The Federal Deposit Insurance Corporation indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets will receive credits for the portion of their assessments that contributed to the reserve ratio between 1.15% and 1.35%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-range fund ratio of 2%.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in the third quarter of 2019. For the quarter ended December 31, 2018, the annualized FICO assessment was equal to 0.32 basis points of total assets less tangible capital.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $110.2 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $110.2 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $15.2 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Bank 34 was in compliance with these requirements at December 31, 2018.

Federal Home Loan Bank System

Bank 34 is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Bank 34 was in compliance with this requirement at December 31, 2018. Based on redemption provisions of the Federal Home Loan Bank of Dallas, the stock has no quoted market value and is carried at cost. Bank 34 reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Dallas stock. As of December 31, 2018, no impairment had been recognized.

Proposed Federal Regulation

In September 2018, the Office of the Comptroller of the Currency issued a proposed rule implementing a section of the Economic Growth, Relief and Consumer Protection Act that permits an eligible federal savings association with total consolidated assets of $20 billion or less as of December 31, 2017, to elect to operate with national bank powers without converting to a national bank charter. An eligible savings association is a federal savings association that: (1) is well capitalized; (2) has a CAMELs composite rating of 1 or 2; (3) has a consumer compliance rating of 1 or 2; (4) has a Community Reinvestment Act rating of “outstanding” or “satisfactory,” if applicable; and (5) is not subject to an enforcement action. The proposed rule is subject to change, and the Office of the Comptroller of the Currency will issue a final rule after reviewing all comments on the proposal.

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

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. However, legislation enacted in May 2018 required the Federal Reserve Board to raise the asset size threshold of its “small holding company” exception to the applicability of consolidated holding company capital requirements from $1 billion. That change became effective in August 2018. Consequently, holding companies with less than $3 billion of consolidated assets, such as Bancorp 34, are generally not subject to the requirements unless otherwise advised by the Federal Reserve Board.

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

In order for Bancorp 34 to be regulated as savings and loan holding company by the Federal Reserve Board, rather than as a bank holding company, Bank 34 must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2018, Bank 34 satisfied the qualified thrift lender requirement.

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

Emerging Growth Company Status

Bancorp 34 is an emerging growth company under the JOBS Act. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of our acquisition of Bank 1440, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.07 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. The Company expects to lose its status as an emerging growth company at the end of 2019, which is the calendar year that is five years after the Bank 1440 acquisition.

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

ITEM 1A.           Risk Factors

Not applicable, as Bancorp 34, Inc. is a “Smaller Reporting Company.”

ITEM 1B.           Unresolved Staff Comments

None.

ITEM 2.              Properties

We conduct business through our main office in Alamogordo, New Mexico and three branch offices located in Las Cruces, New Mexico and Peoria and Scottsdale, Arizona. We also operate loan production offices in El Paso, Texas (El Paso County), Albuquerque, New Mexico (Bernalillo County), Scottsdale, Arizona (Maricopa County), Tubac, Arizona (Santa Cruz County), Lynnwood, Washington (Snohomish County), Puyallup, Washington (Pierce County), Medford, Oregon (Jackson County), West Linn, Oregon (Clackamas County), Gilbert, Arizona (Maricopa County), and Yuma, Arizona (Yuma County). At December 31, 2018, the total net book value of our premises, land and equipment was $9.6 million.

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

Our common stock is listed on the NASDAQ Capital Market under the symbol “BCTF.” As of February 18, 2019, we had 344 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 3,356,155 shares of common stock outstanding.

There were no sales of unregistered securities during the quarter ended December 31, 2018.

The Company’s repurchases of common stock for the three months ended December 31, 2018 were as follows:

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average Price	Part of Publicly	Be Purchased Yet
	Shares	Paid	Announced Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)

October 1, 2018 through October 31, 2018	---	---	---	41,410

November 1, 2018 through November 30, 2018	13,000	$15.35	13,000	28,410

December 1, 2018 through December 31, 2018	10,000	$15.40	10,000	18,410

	23,000		23,000

(1)

On October 24, 2017, the Company adopted a repurchase program under which it would repurchase up to 171,910 shares of its common stock, or approximately 5.0% of the Company’s outstanding shares. The repurchase program would continue until it is completed or terminated by the Company’s Board of Directors.

ITEM 6.	Selected Financial Data

You should read the following summary financial information in connection with our historical financial information, which appears elsewhere in this annual report. The selected historical financial data at December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017 is derived in part from the audited consolidated financial statements that appear in this report. The information at December 31, 2016 and 2015, June 30, 2014 and for the years then ended is derived in part from audited consolidated financial statements that do not appear in this report. The information for the year ended December 31, 2014 and the six months ended December 31, 2013 is unaudited.

	At December 31,					At June 30,
	2018	2017	2016	2015	2014	2014
	(Dollars in thousands)
Selected Financial Condition:
Total assets	$383,278	$336,221	$328,867	$270,984	$246,954	$167,785
Cash and cash equivalents	11,774	9,873	16,411	19,825	14,824	9,946
Available-for-sale securities	33,429	24,400	31,499	28,631	29,018	38,959
Loans held for investment, net	282,790	257,896	241,399	192,137	173,990	90,998
Loans held for sale	26,884	15,424	14,221	11,381	9,429	10,279
Deposits	265,239	235,561	224,522	225,700	201,939	134,673
Federal Home Loan Bank advances	67,000	45,000	50,000	13,000	12,500	8,810
Stockholders' equity	46,423	50,971	50,777	29,644	29,336	22,184

	Years Ended					Six Months Ended		Year Ended
	December 31,					December 31,		June 30,
	2018	2017	2016	2015	2014	2014	2013	2014
					(unaudited)		(unaudited)
	(In thousands, except per share data)
Selected Operating Data:
Interest income	$17,622	$15,965	$13,502	$12,224	$8,367	$4,894	$3,467	$6,940
Interest expense	3,605	2,272	1,684	1,434	1,394	767	736	1,363
Net interest income	14,016	13,693	11,818	10,790	6,973	4,127	2,731	5,577
Provision (credit) for loan losses	318	575	1,019	694	50	50	-	-
Net interest income after provision (credit) for loan losses	13,698	13,118	10,799	10,096	6,923	4,077	2,731	5,577
Non-interest income (1)	15,194	11,906	11,213	4,903	6,243	4,473	1,314	3,083
Non-interest expense (2)	27,403	22,695	20,888	14,658	12,766	7,528	4,656	9,895
Income (loss) before income taxes	1,489	2,329	1,124	341	399	1,023	(611)	(1,235)
Income taxes (3)	416	1,968	(4,171)	20	74	74	-	-
Net income	$1,074	$361	$5,295	$321	$326	$949	$(611)	$(1,235)

Income (loss) per share - basic (4)	$0.33	$0.11	$1.57	$0.09	$0.11	$0.30	$(0.23)	$(0.46)
Income (loss) per share - diluted (4)	$0.33	$0.11	$1.57	$0.09	$0.11	$0.30	$(0.23)	$(0.46)

______________

(1)	Non-interest income for the year ended December 31, 2014 and the six months ended December 31, 2014 includes a bargain purchase gain of $2.9 million in connection with the acquisition of Bank 1440.
(2)

Non-interest expense for the years ended December 31, 2015 and 2014, the six months ended December 31, 2014 and 2013 and the year ended June 30, 2014 includes merger-related expenses of $100,000, $1.4 million, $801,000, $344,000 and $920,000, respectively.

(3)

As a result of the reduction in the Federal corporate tax rate effective in 2018 under the Tax Cuts and Jobs Act signed into law in December 2017, income tax expense for 2017 includes a $1.2 million deferred tax asset re-measurement adjustment. An $4.2 million net income tax benefit was recognized in 2016 primarily due to the reversal of all valuation reserves on net deferred tax assets.

(4)	Basic and diluted income (loss) per share amounts in the above table for all periods prior to October 2016 have been restated at the second-step conversion exchange rate of 2.0473 to one.

	At or For the
	Years Ended					Six Months Ended		Year Ended
	December 31,					December 31, (4)		June 30,
	2018	2017	2016	2015	2014	2014	2013	2014
Performance Ratios:
Return on average assets (ratio of net income (loss) to average total assets)	0.30%	0.11%	1.78%	0.12%	0.17%	0.84%	(0.71)%	(0.73)%
Return on average equity (ratio of net income (loss) to average stockholders' equity)	2.24%	0.69%	16.31%	1.08%	1.29%	6.77%	(5.36)%	(5.46)%
Net interest rate spread (1)	3.87%	4.19%	4.11%	4.36%	3.77%	3.84%	3.39%	3.52%
Net interest margin (2)	4.17%	4.38%	4.26%	4.47%	3.89%	3.96%	3.52%	3.66%
Noninterest expense to average assets	7.61%	6.66%	7.52%	5.64%	6.51%	6.68%	5.39%	5.84%
Dividend payout ratio	387.62%	-%	-%	-%	-%	-%	-%	-%
Efficiency ratio (3)	93.81%	88.05%	90.70%	93.41%	96.60%	87.53%	115.10%	114.26%
Average interest-earning assets to average interest- bearing liabilities	127.87%	125.95%	123.69%	118.80%	116.20%	116.27%	113.73%	114.88%

Capital Ratios:
Total capital to risk-weighted assets (Bank only)	14.50%	17.21%	18.14%	16.93%	17.09%	17.09%	24.66%	23.89%
Tier 1 capital to risk-weighted assets (Bank only)	13.46%	15.96%	17.03%	15.91%	16.13%	16.13%	23.41%	22.64%
Tier 1 capital to average assets (Bank only)	10.29%	11.96%	11.91%	11.06%	11.68%	11.68%	13.89%	13.36%
Average stockholders' equity to average total assets	13.29%	15.22%	10.91%	11.46%	12.88%	12.44%	13.20%	13.34%

Asset Quality Ratios:
Allowance for loan losses to total gross loans	1.02%	1.19%	1.03%	0.97%	0.97%	0.97%	1.85%	1.77%
Allowance for loan losses to total gross loans less acquired loans	1.04%	1.29%	1.19%	1.28%	1.50%	1.50%	1.85%	1.77%
Allowance for loan losses to nonperforming loans	79.62%	57.33%	41.99%	102.71%	209.50%	209.50%	288.83%	371.33%
Net (charge-offs) recoveries to average loans	1.04%	0.01%	(0.20)%	(0.25)%	(0.06)%	0.02%	(0.19)%	(0.18)%
Nonperforming loans to total gross loans	1.27%	2.08%	2.44%	0.95%	0.46%	0.46%	0.64%	0.48%
Nonperforming loans to total assets	0.95%	1.62%	1.81%	0.68%	0.33%	0.33%	0.36%	0.26%
Nonperforming assets and accruing troubled debt restructurings to total assets	0.96%	1.62%	1.81%	0.79%	0.86%	0.86%	1.43%	1.05%

Other Data:
Number of full service offices	4	4	4	4	4	4	2	2
Full time equivalent employees	166	145	138	98	75	75	60	65

______________

(1)	Net interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Ratios for six-month periods have been annualized.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section as of and for the year ended December 31, 2018 and 2017, has been derived from the consolidated financial statements that appear elsewhere in this annual report. You should read the information in this section in conjunction with the business and financial information regarding Bancorp 34, Inc. and the financial statements provided in Part II, Item 8 of this annual report.

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

Valuation of Deferred Tax Assets.. As a result of the reduction in the Federal corporate tax rate effective in 2018 under the Tax Cuts and Jobs Act signed into law in December 2017, income tax expense for 2017 includes a $1.2 million deferred tax asset re-measurement adjustment. Effective December 31, 2016, we reversed 100% of our net deferred tax asset valuation allowances and recognized an income tax benefit based upon our assessment of net deferred tax assets that are more-likely-than-not to be realized. The net deferred tax asset had been offset by an equal valuation allowance from June 2012 through November 2016. In evaluating our ability to realize deferred tax assets, management considers all positive and negative information, including our past operating results and our forecast of future taxable income. In determining future taxable income, management utilizes a budget process that makes business assumptions and the implementation of feasible and prudent tax planning strategies, if any. These assumptions require us to make judgments about our future taxable income that are consistent with the plans and estimates we use to manage our business. Any change in estimated future taxable income or effective tax rates may result in changes to the carrying balance of our net deferred tax assets which would result in an income tax benefit or expense in the same period.

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

	For the Years Ended December 31,
	2018			2017			2016
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$290,035	$16,605	5.73%	$270,038	$15,221	5.64%	$228,662	$12,924	5.65%
Securities	28,477	654	2.30%	28,744	529	1.84%	30,546	473	1.55%
Other interest earning assets	17,673	362	2.05%	13,866	215	1.55%	18,511	105	0.57%
Total interest-earning assets	336,185	17,621	5.24%	312,648	15,965	5.11%	277,719	13,502	4.86%
Noninterest-earning assets	23,770			28,347			19,959
Total assets	$359,955			$340,995			$297,678

Interest-bearing liabilities:
Checking, money market and savings accounts	$132,347	$1,324	1.00%	$128,835	$1,049	0.81%	$124,540	$912	0.73%
Certificates of deposit	70,363	1,106	1.57%	63,415	624	0.98%	67,096	564	0.84%
Total deposits	202,710	2,430	1.20%	192,250	1,673	0.87%	191,636	1,476	0.77%
Advances from FHLB of Dallas	60,209	1,175	1.95%	55,984	599	1.07%	32,894	208	0.63%
Total interest-bearing liabilities	262,919	3,605	1.37%	248,234	2,272	0.92%	224,530	1,684	0.75%
Non-interest bearing deposits	44,215			37,361			37,200
Non-interest bearing liabilities	4,978			3,493			3,476
Total liabilities	312,112			289,088			265,206
Stockholders' equity	47,843			51,907			32,472
Total liabilities and stockholders' equity	$359,955			$340,995			$297,678

Net interest income		$14,016			$13,693			$11,818
Net interest rate spread (1)			3.87%			4.19%			4.11%
Net interest-earning assets (2)	$73,266			$64,414			$53,189

Net interest margin (3)			4.17%			4.38%			4.26%
Average interest-earning assets to average interest-bearing liabilities	127.87%			125.95%			123.69%

 _________________

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

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

	Years Ended December 31,
	2018 vs. 2017			2017 vs. 2016
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:	(Dollars in thousands)
Loans	$731	$653	$1,384	$2,781	$(484)	$2,297
Securities	9	116	125	(24)	80	56
Other interest earning assets	4	143	147	(62)	172	110
Total interest-earning assets	744	912	1,656	2,695	(232)	2,463

Interest-bearing liabilities:
Checking, money-market and savings accounts	35	241	276	65	72	137
Certificates of deposit	248	234	482	(16)	76	60
Total deposits	283	475	758	49	148	197
Advances from FHLB of Dallas	49	526	575	194	197	391
Total interest-bearing liabilities	332	1,001	1,333	243	345	588
Change in net interest income	$412	$(89)	$323	$2,452	$(577)	$1,875

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

Cash and cash equivalents increased $1.9 million to $11.8 million at December 31, 2018 from $9.9 million at December 31, 2017.

Loans held for investment increased $24.7 million, or 9.5%, to $285.7 million at December 31, 2018 from $261.0 million at December 31, 2017. The increase was primarily due to an $18.2 million, or 8.5%, increase in commercial real estate loans and a $5.2 million, or 42.4%, increase in commercial and industrial loans. Most of the growth was in our Arizona market.

Loans held for sale increased $11.5 million to $26.9 million at December 31, 2018 from $15.4 million at December 31, 2017. We currently sell a significant majority of the one- to four-family residential real estate loans we originate in the secondary market. The balances at any month end vary based upon the timing and volume of current loan originations and sales.

Available for sale securities increased $9.0 million, or 37.0%, to $33.4 million at December 31, 2018 from $24.4 million at December 31, 2017 in efforts to maintain liquidity in the balance sheet and capture the higher yields available in 2018.

The core deposit intangible recorded in connection with the acquisition of Bank 1440 decreased $49,000 to $172,000 at December 31, 2018 from $221,000 at December 31, 2017, reflecting normal amortization.

Total deposits increased $29.7 million, or 12.6%, to $265.2 million at December 31, 2018 from $235.6 million at December 31, 2017. The increase includes a $14.5 million, or 23.0%, increase in time deposits, a $7.8 million, or 20.9%, increase in non-interest bearing demand deposits, and a $7.3 million, or 5.4%, increase in savings and NOW accounts. Most of the growth in noninterest bearing demand deposits was the result of efforts to encourage new commercial loan customers to move their business operating accounts to us.

Borrowings, consisting solely of Federal Home Loan Bank advances, increased $22.0 million, or 48.9%, to $67.0 million at December 31, 2018 from $45.0 million at December 31, 2017. We primarily utilize short term FHLB advances to support mortgage loans held for sale and other shorter-term funding needs, and longer term FHLB advances to supplement deposits in funding loans held for investment and securities. At December 30, 2018 we held $27.0 million in FHLB advances due within one year with an average rate of 2.61% and $40.0 million in longer term advances maturing between January and October 2020 with an average rate of 2.34%. Longer term FHLB advances and brokered CD maturities are generally designed to fill gaps within a funding maturities ladder in order to smooth out maturities to mitigate interest rate risk as market rates move.

Total stockholders’ equity decreased $4.6 million, or 14.0%, to $46.4 million at December 31, 2018 from $51.0 million at December 31, 2017. The largest equity activities were decreases of $4.2 million for the special dividend paid in May and $1.9 million used to repurchase shares throughout the year, partially offset by the $1.1 million in net income for the year.

Comparison of Operating Results for the Years Ended December 31, 2018 and December 31, 2017

General. We had net income of $1.1 million for the year ended December 31, 2018, compared to $361,000 for the year ended December 31, 2017. We incurred a $1.2 million deferred tax asset adjustment in 2017 created by the tax law change. Income before income taxes decreased $840,000 or 36.1% to $1.5 million for the year ended December 31, 2018, from $2.3 million in 2017. The pre-tax income decrease was due to a $4.7 million, or 20.7%, increase in noninterest expense, partially offset by increases of $3.3 million, or 27.6%, in noninterest income, $323,000, or 2.4%, in net interest income, and a $257,000 decrease in the provision for loan losses.

Interest Income. Interest income increased $1.7 million, or 10.4%, to $17.6 million for the year ended December 31, 2018 from $16.0 million for the year ended December 31, 2017. The increase was primarily due to a $23.5 million, or 8.5%, increase in average interest-earning assets. The yield on average interest-earning assets increased 13 basis points to 5.24% for the year ended December 31, 2018 from 5.11% for the year ended December 31, 2017. Interest and fees on loans increased $1.4 million, or 10.7%, to $16.6 million for the year ended December 31, 2018, from $15.2 million for the year ended December 31, 2017. Interest income on loans increased due primarily to a $20.0 million, or 8.7%, increase in average loan balances, resulting from organic growth. Interest income on securities increased $125,000, or 26.4% due primarily to a 46 basis point average yield increase to 2.30% for 2018 from 1.84% for 2017 due to portfolio replacement of amortizing balances with new securities with higher market yields.

Interest Expense. Interest expense increased $1.3 million or 79.2%, to $3.6 million for the year ended December 31, 2018 from $2.3 million for the year ended December 31, 2017. The increase was the result of a 45 basis point increase in the average cost of interest-bearing liabilities to 1.37% for 2018 from 0.92% for 2017 and a $14.7 million, or 6.5%, increase in average interest-bearing liabilities to $248.2 million from 224.5 million for 2017. Our funding cost increases were facilitated by increases in market interest rates as the target Federal Funds rate increased 175 basis points, or 233%, from 0.75% at December 31, 2016 to 2.50% at December 31, 2018 with three 25 basis point increases in 2017 and four in 2018.

Average interest-bearing deposits for the year ended December 31, 2018 were $202.7 million, representing a $10.5 million, or 5.5%, increase compared to average interest-bearing deposits of $192.2 million for the year ended December 31, 2017. The average rate paid on interest-bearing deposits increased 33 basis points, or 37.9%, to 1.20% in 2018 compared to 0.87% for 2017.

Interest expense on borrowings increased $576,000, or 276.9%, to $1.2 million for the year ended December 31, 2018 from $599,000 for the year ended December 31, 2017 due to a $4.2 million, or 12.8% increase in average borrowings and an 88 basis point increase in average borrowing rates.

Interest paid on checking, money market and savings accounts increased $275,000, or 30.2%, to $1.3 million for the year ended December 31, 2018 from $1.0 million for the year ended December 31, 2017. The average rate we paid on such deposit accounts increased 19 basis points to 1.00% for the year ended December 31, 2018 from 0.81% for the year ended December 31, 2017 and the average balance increased $3.5 million, or 2.8%, to $132.3 million for the year ended December 31, 2018 from $128.8 million for the year ended December 31, 2017. The average rates we pay on these accounts is considerably higher in the Arizona market.

Interest on certificates of deposits increased $482,000, or 10.6%, to $1.1 million for the year ended December 31, 2018 from $624,000 for the year ended December 31, 2017. The average rate paid on certificates of deposit increased 59 basis points, or 60.2%, to 1.57% for the year ended December 31, 2018 compared to 0.98% for the year ended December 31, 2017 due to the increase in market interest rates. The average balance of certificates of deposit increased $6.9 million, or 10.4%, to $70.4 million for the year ended December 31, 2018 from $63.4 million for the year ended December 31, 2017.

Net Interest Income. Net interest income increased $323,000, or 2.7%, to $14.0 million for the year ended December 31, 2018 from $13.7 million for the year ended December 31, 2017, as a result of an $8.9 million, or 16.6%, increase in net interest-earning assets, partially offset by a 21 basis point, or 4.8%, decrease in net interest margin. Our net interest rate spread decreased 32 basis points, or 7.8%, to 3.87% for the year ended December 31, 2018 from 4.19% for the year ended December 31, 2017. Our margin and spread decreases were primarily the result of our average cost of interest-bearing liabilities increasing 45 basis points, or 48.9%, compared to only a 13 basis point, or 2.5%, increase in our average yield on interest-earning assets.

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

See “Asset Quality - Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we recorded a provision for loan losses of $318,000 for the year ended December 31, 2018, compared to $575,000 for the year ended December 31, 2017. In the year ended December 31, 2018, the allowance for loan losses decreased $216,000 or 6.9%, due primarily to improving credit trends in our portfolio, despite a $24.7 million, or 9.5%, growth in gross loans held for investment. Charge-offs net of recoveries were 534,000 in 2018 representing 0.18% of average loans outstanding during the year.

To the best of our knowledge, at December 31, 2018 we have recorded all loan losses that are both probable and reasonable to estimate as of December 31, 2018.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about the recoverability of our loan balances based upon information available to it at the time of its examination.

Noninterest Income. Noninterest income increased $3.3 million, or 27.6%, to $15.2 million for the year ended December 31, 2018 from $11.9 million for the year ended December 31, 2017 due to a higher volume of loan sales and related gains.

Gain on sale of loans increased $2.9 million, or 25.9%, to $14.4 million for the year ended December 31, 2018 from $11.5 million for the year ended December 31, 2017. During the year ended December 31, 2018, we sold $305.8 million of mortgage loans for a gain of $14.3 million and $1.6 million of SBA and USDA loans for gains of $129,000, compared to $252.8 million of mortgage loan sales and $11.8 million of SBA and USDA loan sales during the year ended December 31, 2017 for gains of $10.4 million and $1.0 million, respectively. We realized a 4.25% average premium (gain on sale/sold loans) on the sales of mortgage loans for the year ended December 31, 2018 and 3.84% for the year ended December 31, 2017. Sales premiums have improved since we began using mandatory delivery and hedging in September 2017, and also vary from period to period based upon the mix of government Federal Housing Administration (FHA) and Veterans Administration (VA) loans to conventional loans, geographic markets and market interest rates, specifically 10-year U.S. Treasury rates.

Noninterest Expense. Noninterest expense increased $4.7 million, or 20.7%, to $27.4 million for the year ended December 31, 2018 from $22.7 million for the year ended December 31, 2017. The increase in noninterest expense resulted primarily from the expansion of our mortgage banking program and increases of $616,000 in data processing, $463,000 in additional equity-based expense from December 2017 grants, and $295,000 in expense related to a settlement agreement reached with our outgoing president who resigned effective October 2, 2018. Average assets for 2018 were 5.6% larger than 2017 and loan sales volumes and gains increased 21.0% and 25.9%, respectively.

Provision for Income Tax. There was $416,000 income tax expense recorded for the year ended December 31, 2018 representing an average combined federal and state effective income tax rate of 27.9%, compared to $2.0 million for the year ended December 31, 2017 representing a 84.5% average rate. Effective December 31, 2017 we recognized an additional $1.2 million income tax expense from a one-time re-measurement of our deferred tax assets as a result of the reduction in corporate tax rates beginning in 2018 included in the 2017 Tax Cuts and Jobs Act. Without the

Loans Held for Investment

We originate residential real estate loans, as well as commercial real estate loans, including multi-family residential real estate loans, construction loans, commercial and industrial loans and consumer and other loans. The following tables set forth the composition of our loans held for investment by type at the dates indicated.

	At December 31,										At June 30,
	2018		2017		2016		2015		2014		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate (1)	$233,103	81.3%	$214,872	82.0%	$195,814	80.0%	$146,644	75.3%	$129,949	73.7%	$55,103	59.3%
One- to four-family residential real estate	29,855	10.4%	29,114	11.1%	29,977	12.2%	31,412	16.1%	32,959	18.7%	34,015	36.6%
Commercial and industrial	17,508	6.1%	12,296	4.7%	9,876	4.0%	10,235	5.3%	8,594	4.9%	2,787	3.0%
Consumer and other	6,375	2.2%	5,740	2.2%	9,191	3.8%	6,429	3.3%	4,816	2.7%	1,007	1.1%
Total gross loans	286,841	100.0%	262,022	100.0%	244,858	100.0%	194,720	100.0%	176,318	100.0%	92,912	100.0%
Less:
Unamortized loan fees	(1,150)		(1,010)		(953)		(689)		(621)		(269)
Allowance for loan losses	(2,901)		(3,117)		(2,506)		(1,894)		(1,707)		(1,645)

Loans held for investment, net	$282,790		$257,895		$241,399		$192,137		$173,990		$90,998

__________________

(1)	Includes multi-family real estate loans.

The following table sets forth the contractual maturities of our loans held for investment at December 31, 2018. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

			One- to four-family
	Commercial real estate		residential real estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due during the years ending December 31,	(Dollars in thousands)
2019	$18,804	5.70%	$724	5.04%
2020 to 2023	124,569	5.35%	1,830	5.50%
2024 and beyond	89,730	5.39%	27,301	5.18%
	$233,103	5.39%	$29,855	5.20%

	Commercial and industrial		Consumer and other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Averag e Rate
Due during the years ending December 31,	(Dollars in thousands)
2019	$10,510	6.23%	$3,153	6.09%	$33,191	5.89%
2020 to 2023	5,417	5.24%	2,861	6.65%	134,677	5.37%
2024 and beyond	1,581	5.75%	360	7.29%	118,972	5.35%
	$17,508	5.88%	$6,375	6.41%	$286,841	5.43%

The following table sets forth our fixed and adjustable-rate loans at December 31, 2018 that are contractually due after December 31, 2019.

	Due after December 31, 2019
	Fixed	Adjustable	Total
	(Dollars in thousands)
Commercial real estate	$129,133	$85,165	$214,299
One- to four-family residential real estate	25,487	3,645	29,131
Commercial and industrial	5,205	1,793	6,999
Consumer and other	621	2,601	3,221
	$160,446	$93,204	$253,650

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

Nonperforming Assets. The following table sets forth information regarding our nonperforming assets.

	At December 31,					At June 30,
	2018	2017	2016	2015	2014	2014
	(Dollars in thousands)
Nonaccrual loans
Real estate loans:
One- to four-family residential real estate	$650	$679	$649	$1,490	$181	$99
Commercial real estate	2,994	3,483	3,719	-	617	327
Commercial and industrial loans	-	1,275	1,600	354	17	17
Consumer and other loans	-	-	-	-	-	-
Total nonaccrual loans	3,644	5,437	5,968	1,844	815	443
Accruing loans past due 90 days or more	-	-	-	-	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	3,644	5,437	5,968	1,844	815	443
Other real estate (ORE)
One- to four-family residential real estate	-	-	-	-	-	17
Commercial real estate	-	-	-	306	820	820
Total other real estate	-	-	-	306	820	837
Total nonperforming assets	$3,644	$5,437	$5,968	$2,150	$1,635	$1,280

Ratios:
Nonperforming loans to gross loans held for investment	1.27%	2.08%	2.44%	0.95%	0.46%	0.48%
Nonperforming assets to total assets	0.95%	1.62%	1.81%	0.79%	0.66%	0.76%
Nonperforming assets to gross loans held for investment and ORE	1.27%	2.08%	2.44%	1.10%	0.92%	1.37%

One loan relationship secured by real estate comprises $2.7 million, or 75.3%, of the $3.6 million in nonaccrual loans at December 31, 2018, and $2.3 million, or 63%, of the total December 31, 2018 nonaccrual loan balance, is guaranteed by the SBA.

The largest nonaccrual relationship, with a $2.7 million outstanding balance, is a loan to an operating commercial entity that has filed for Chapter 11 bankruptcy protection. The loan is 75% SBA guaranteed and the outstanding balance is collateralized by the real estate and all business assets.

Due to the decrease in nonaccrual loans, the nonperforming asset ratios decreased from December 31, 2017 to December 31, 2018.

Interest income that would have been recorded for the year ended December 31, 2018, had nonaccruing loans been current according to their original terms amounted to $235,000. We recognized $4,000 in interest income on these loans for the year ended December 31, 2018. Of such amounts, $0 was related to troubled debt restructurings for the year ended December 31, 2018.

 In addition to nonperforming assets, as of December 31, 2018, 2017, 2016, 2015 and 2014, and June 30, 2014 we had $0, $0, $0, $0, $483,000 and $489,000 accruing troubled debt restructurings, respectively.

 Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	30 to 59	60 to 89	90 Days
	Days	Days	or more
	Past Due	Past Due	Past Due
	(In thousands)
At December 31, 2018
Commercial real estate	$-	$2,744	$-
One- to four-family residential real estate	783	235	393
Commercial and industrial	-	-	-
Consumer and other	-	-	-
	$783	$2,979	$393

At December 31, 2017
Commercial real estate	$246	$-	$550
One- to four-family residential real estate	236	117	525
Commercial and industrial	-	-	1,275
Consumer and other	-	-	-
	$482	$117	$2,350

At December 31, 2016
Commercial real estate	$550	$-	$-
One- to four-family residential real estate	108	501	69
Commercial and industrial	1,140	-	461
Consumer and other	-	-	-
	$1,798	$501	$530

At December 31, 2015
Commercial real estate	$-	$-	$-
One- to four-family residential real estate	315	173	788
Commercial and industrial	-	-	-
Consumer and other	-	-	-
	$315	$173	$788

At December 31, 2014
Commercial real estate	$-	$894	$-
One- to four-family residential real estate	945	150	113
Commercial and industrial	-	-	-
Consumer and other	-	-	-
	$945	$1,044	$113

At June 30, 2014
Commercial real estate	$162	$-	$-
One- to four-family residential real estate	-	43	-
Commercial and industrial	-	-	-
Consumer and other	-	-	-
	$162	$43	$-

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

The following table sets forth our amounts of classified assets and assets designated as special mention as of December 31, 2018, 2017 and 2016. The classified assets total at December 31, 2018 includes $3.6 million of nonperforming loans. Three loan relationships secured by real estate comprise $4.7 million of classified loans at December 31, 2018, and $2.3 million of those, representing 36% of total classified loans, are guaranteed by the SBA. The classified assets total at December 31, 2017 includes $5.4 million of nonperforming loans.

	At December 31,
	2018	2017	2016
	(In thousands)
Classified assets:
Substandard loans	$6,477	$8,529	$11,709
Substandard ORE	-	-	-
Substandard assets	6,477	8,529	11,709
Doubtful	-	550	296
Loss	-	-	-
Total classified assets	$6,477	$9,079	$12,005

Special mention	2,251	$955	$856

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

The following table sets forth activity in our allowance for loan losses (ALLL) for the periods indicated.

	Years Ended					Six Months Ended		Years Ended
	December 31,					December 31, (1)		June 30,
	2018	2017	2016	2015	2014	2014	2013	2014
	(Dollars in thousands)

Balance at beginning of period	$3,117	$2,506	$1,894	$1,707	$1,733	$1,645	$1,824	$1,824
Provision for (credit to) loan losses	318	575	1,019	694	50	50	-	-
Charge-offs:
One- to four-family residential real estate loans	(36)	(21)	(141)	(339)	(101)	(14)	-	(86)
Commercial real estate loans	(550)	-	-	-	-	-	(76)	(76)
Commercial and industrial loans	(10)	-	(384)	(359)	-	-	-	-
Consumer and other loans	-	-	-	-	(33)	(1)	(16)	(48)
Total charge-offs	(596)	(21)	(525)	(698)	(134)	(15)	(92)	(210)
Recoveries:
One- to four-family residential real estate loans	12	25	2	3	26	26	-	-
Commercial real estate loans	-	1	116	183	30	-	-	30
Commercial and industrial loans	50	31	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	2	1	1	1
Total recoveries	62	57	118	186	58	27	1	31
Net (charge-offs) recoveries	(534)	36	(407)	(512)	(76)	12	(91)	(179)

Balance at end of period	$2,901	$3,117	$2,506	$1,889	$1,707	$1,707	$1,733	$1,645

Allowance for loan losses to nonperforming loans	79.62%	57.33%	41.99%	102.71%	209.50%	209.50%	288.83%	371.33%
Allowance for loan losses to total loans	1.02%	1.19%	1.03%	0.97%	0.97%	0.97%	1.85%	1.77%
Allowance for loan losses to total loans less acquired loans	1.04%	1.29%	1.19%	1.28%	1.50%	1.50%	1.85%	1.77%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.18)%	0.01%	(0.20)%	(0.25)%	(0.06)%	0.02%	(0.19)%	(0.18)%

_____________________

(1)	Ratios for the six month periods have been annualized.

The ratio of our allowance for loan losses to nonperforming loans increased in the year ended December 31, 2018 due to the 33.0% decrease in nonperforming loans partially offset by the 6.9% decrease in the allowance and increased in the year ended December 31, 2017 due to the 24.4% increase in the allowance for loan losses and the 8.9% decrease in nonperforming loans.

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

	At December 31,
	2018		2017		2016		2015		2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate loans	$360	10.41%	$567	11.1%	$618	12.2%	$656	16.1%	$388	18.7%
Commercial real estate loans	2,130	81.27%	2,056	82.0%	1,689	80.0%	1,136	75.3%	1,125	73.7%
Commercial and industrial loans	377	6.10	462	4.7%	147	4.0%	64	5.3%	178	4.9%
Consumer and other loans	34	2.22%	32	2.2%	52	3.8%	38	3.3%	16	2.7%
Total allocated allowance	$2,901	100.0%	$3,117	100.0%	$2,506	100.0%	$1,894	100.0%	$1,707	100.0%

	At June 30,
	2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate loans	$375	36.6%
Commercial real estate loans	1,126	59.3%
Commercial and industrial loans	129	3.0%
Consumer and other loans	15	1.1%
Total allocated allowance	$1,645	100.0%

Investments

Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At December 31,
	2018		2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities (1)	$28,800	$28,310	$21,029	$20,769	$27,525	$27,128
Agency securities	1,488	1,445	2,007	1,958	2,589	2,526
Municipal obligations	3,672	3,673	1,672	1,673	1,837	1,845
Total	$33,960	$33,428	$24,708	$24,400	$31,951	$31,499

______________________

(1)	Includes Freddie Mac, Ginnie Mae and Fannie Mae.

At December 31, 2018, 2017 and 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at December 31, 2018, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Tax-equivalent yield adjustments have not been made for tax-exempt securities, as the effect thereof was not material.

	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More Than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities (1)	$-	-%	$19,805	2.28%	$8,995	3.09%	$-	-%	$28,800	$28,310	2.53%
Agency securities	-	-%	1,488	1.90%	-	-%	-	-%	1,488	1,445	1.90%
Municipal obligations	404	2.33%	1,748	3.16%	1,520	3.42%	-	-%	3,672	3,673	3.18%
	$404	2.33%	$23,041	2.32%	$10,515	3.14%	$-	-%	$33,960	$33,428	2.57%

__________________

(1)	Includes Freddie Mac, Ginnie Mae and Fannie Mae.

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

Deposits. The following tables set forth the distribution of average total deposits by account type, for the periods indicated.

	For the Years Ended December 31,
	2018			2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit Type:
Non-interest bearing	$44,215	17.9%	-	$44,285	18.7%	-	$37,200	16.3%	-
Checking	25,967	10.5%	0.49%	26,521	11.2%	0.49%	31,275	13.7%	0.43%
Money market	100,399	40.7%	1.18%	96,751	40.9%	0.94%	87,387	38.2%	0.88%
Savings	5,981	2.5%	0.18%	5,545	2.4%	0.15%	5,878	2.6%	0.12%
Certificates of deposit	70,363	28.4%	1.57%	63,406	26.8%	1.07%	67,097	29.2%	0.84%
Total deposits	$246,925	100.0%	0.98%	$236,508	100.0%	0.78%	$228,837	100.0%	0.77%

As of December 31, 2018, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 was $10.7 million. The $10.7 million excludes $25.0 million of brokered certificates of deposit as individual investors only invest in $1,000 increments up to the $250,000 insured limit. The following table sets forth the maturity of these certificates of deposit as of December 31, 2018:

At December 31, 2018
(In thousands)
Three months or less	$1,076
Over three through six months	751
Over six through twelve months	4,527
Over twelve months	4,386
Total	$10,740

Borrowings. As of December 31, 2018, 2017 and 2016 our borrowings consisted solely of Federal Home Loan Bank of Dallas advances. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Years Ended
	December 31,
	2018	2017	2016
	(Dollars in thousands)
Average amount outstanding during the period	$60,209	$55,984	$32,894
Highest amount outstanding at any month end during the period	$80,000	$67,000	$75,000
Weighted average interest rate during the period	1.95%	1.07%	0.68%
Balance outstanding at end of period	$67,000	$45,000	$50,000
Weighted average interest rate at end of period	2.45%	1.26%	0.79%

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

●	forward commitments are used to mitigate our exposure to interest rate risk associated with interest rate lock commitments and mortgage loans held for sale in our mortgage banking operation;

●	offering a variety of adjustable rate loan products;

●	using alternate funding sources, such as advances from the Federal Home Loan Bank of Dallas;

●	maintaining pricing strategies that encourage “core” deposits;

●	selling longer-term, fixed rate loans into the secondary market.

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

The tables below set forth, as of December 31, 2018 and 2017, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

December 31, 2018				December 31, 2017
Change in				Change in
Interest		Estimated Increase		Interest		Estimated Increase
Rates	Estimated	(Decrease) in EVE		Rates	Estimated	(Decrease) in EVE
(basis points) (1)	EVE (2)	Amount	Percent	(basis points) (1)	EVE (2)	Amount	Percent
(Dollars in thousands)
+400	$33,264	$(22,762)	-40.63%	+400	$48,812	$(7,551)	-13.40%
+300	40,599	(15,427)	-27.54%	+300	50,707	(5,656)	-10.03%
+ 200	46,541	(9,485)	-16.93%	+ 200	53,206	(3,157)	-5.60%
+ 100	51,908	(4,188)	-7.35%	+ 100	55,071	(1,292)	-2.29%
-	50,026	-	-	-	56,363	-	-
-100	57,682	1,656	2.96%	-100	55,563	(800)	-1.42%
-200	52,643	(3,383)	-6.04%

 ____________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at December 31, 2018, in the event of a 100 basis point decrease in interest rates, we would experience a 2.96% increase in EVE. In the event of a 200 basis point increase in interest rates at December 31, 2018, we would experience a 16.93% decrease in EVE. At December 31, 2017, in the event of a 100 basis point decrease in interest rates, we would experience a 1.42% decrease in EVE. In the event of a 200 basis point increase in interest rates at December 31, 2017, we would experience a 5.60% decrease in EVE.

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

We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2018.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2018, cash and cash equivalents totaled $11.8 million. Available-for-sale securities, which provide additional sources of liquidity, totaled $33.4 million at December 31, 2018. In addition, at December 31, 2018, we had $67.0 million of advances outstanding from the Federal Home Loan Bank of Dallas and the ability to borrow an additional $82.5 million from the FHLB, $9.8 million from The Independent BankersBank (TIB) and $6.0 million from the Pacific Coast Bankers Bank (PCBB).

At December 31, 2018, we had $77.9 million in loan commitments outstanding, of which $16.9 million is for construction loans and $34.3 million is commitments to originate and sell loans held for sale. In addition to commitments to originate loans, we had $18.3 million in unused lines of credit.

Time deposits due within one year of December 31, 2018 totaled $30.5 million, or 39.3% of total time deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2018. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us, either as certificates of deposit or as other deposit products. We expect that we will be able to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of Dallas.

During the year ended December 31, 2018 net cash used in operating activities was $7.2 million representing net income adjusted for non-cash items. The largest outgoing cash flow was $317.2 million in funding of loans held for sale and the largest cash inflow was the $321.8 million in proceeds from sales of loans held for sale.

Our primary investing activities are the origination of loans and the purchase of securities. In the years ended December 31, 2018 and 2017, we originated $437.1 million and $373.7 million of loans and purchased $15.5 million and $6.1 million of securities, respectively. We have not purchased any whole loans in the past two years.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $29.7 million during the year ended December 31, 2018 including $14.5 million in time deposits, $7.8 million in noninterest bearing demand deposits and $7.4 million in savings and NOW deposits.

Federal Home Loan Bank advances increased $22.0 million during the year ended December 31, 2018.

Bank 34 is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2018, Bank 34 exceeded all regulatory capital requirements. Bank 34 is categorized as “well-capitalized” under regulatory guidelines.

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

Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control — Integrated Framework (2013).  Based on such assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based upon those criteria.

Because the Company is a smaller reporting company, it is not required to receive, and has not received, a report with respect to the effectiveness of internal control over financial reporting from an independent registered public accounting firm.

/s/ Jill Gutierrez	/s/ Jan R. Thiry
Jill Gutierrez	Jan R. Thiry
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer & Treasurer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Bancorp 34, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bancorp 34, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws, and the applicable rules and regulations of the Securities and Exchange Commission, and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Scottsdale, Arizona

February 19, 2019

We have served as the Company’s auditor since 2017.

BANCORP 34, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Cash and due from banks	$6,374,457	$4,988,178
Interest-bearing deposits with banks	5,400,000	4,885,000
Total cash and cash equivalents	11,774,457	9,873,178

Available-for-sale securities, at fair value	33,428,658	24,399,881
Loans held for sale	26,884,014	15,423,670

Loans held for investment	285,691,372	261,012,786
Allowance for loan losses	(2,901,091)	(3,117,190
Loans held for investment, net	282,790,281	257,895,596

Premises and equipment, net	9,615,626	10,120,904
Stock in financial institutions, restricted, at cost	3,910,361	3,825,861
Accrued interest receivable	875,040	838,960
Deferred income taxes, net	2,196,928	2,191,526
Bank owned life insurance	10,573,069	10,135,672
Core deposit intangible, net	172,108	220,664
Prepaid and other assets	1,057,365	1,294,606

TOTAL ASSETS	$383,277,907	$336,220,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$45,350,477	$37,502,593
Savings and NOW deposits	142,349,920	135,009,406
Time deposits	77,538,576	63,049,334
Total deposits	265,238,973	235,561,333

Federal Home Loan Bank advances	67,000,000	45,000,000
Escrows	378,592	296,847
Accrued interest and other liabilities	4,237,608	4,391,649
Total liabilities	336,855,173	285,249,829

Commitments and contingencies (note 11)	-	-

Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 authorized, 0 issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 authorized, 3,374,565 and 3,490,672 issued and outstanding.	33,746	34,907
Additional paid-in capital	25,500,873	26,849,822
Retained earnings	22,928,777	26,060,598
Accumulated other comprehensive loss, net of tax	(396,148)	(274,266
Unearned employee stock ownership plan (ESOP) shares	(1,644,514)	(1,700,372
Total stockholders’ equity	46,422,734	50,970,689

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$383,277,907	$336,220,518

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017

Interest income
Interest and fees on loans	$16,605,046	$15,221,018
Interest on securities	654,444	528,936
Interest on other interest-earning assets	362,047	214,608
Total interest income	17,621,537	15,964,562

Interest expense
Interest on deposits	2,430,616	1,672,541
Interest on borrowings	1,174,858	599,430
Total interest expense	3,605,474	2,271,971

Net interest income	14,016,063	13,692,591
Provision for loan losses	318,000	575,000

Net interest income after provision for loan losses	13,698,063	13,117,591

Noninterest income
Gain on sale of loans	14,421,823	11,450,457
Service charges and fees	367,346	367,497
Loss on sale of securities	-	(176,089
Bank owned life insurance income	365,705	211,484
Other	38,888	52,915
Total noninterest income	15,193,762	11,906,264

Noninterest expense
Salaries and benefits	18,198,130	14,415,349
Occupancy	2,101,678	1,942,822
Data processing fees	2,960,465	2,344,092
FDIC and other insurance expense	206,633	186,650
Professional fees	1,123,838	1,415,932
Advertising	527,142	453,976
Net other real estate expenses	-	80
Other	2,284,726	1,935,935
Total noninterest expense	27,402,612	22,694,836

Income before provision for income taxes	1,489,213	2,329,019
Provision for income taxes	415,699	1,968,428

NET INCOME	1,073,514	360,591

Other comprehensive income
Unrealized (loss) gain on available-for-sale securities	(223,210)	143,906
Tax effect of unrealized (loss) gain on available-for-sale securities	57,107	(54,735
Unrealized (loss) gain on available-for-sale securities, net of tax	(166,103)	89,171

COMPREHENSIVE INCOME	$907,411	$449,762

Earnings per common share:
Basic	$0.33	$0.11
Diluted	$0.33	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common	Common	Paid-In	Retained	Income	ESOP	Stockholders'
	Shares	Stock	Capital	Earnings	(Loss)	Shares	Equity

BALANCE, DECEMBER 31, 2016	3,438,190	$34,382	$27,161,856	$25,700,007	$(363,437)	$(1,756,231)	$50,776,577

Net income	-	-	-	360,591	-	-	360,591
Unrealized gain on available-for-sale securities, net	-	-	-	-	89,171	-	89,171
Stock option exercise	5,732	57	55,257	-	-	-	55,314
Restricted stock awards	74,750	748	(748)	-	-	-	-
Amortization of equity awards	-	-	47,577	-	-	55,859	103,436
Share repurchase	(28,000)	(280)	(414,120)	-	-	-	(414,400)
BALANCE, DECEMBER 31, 2017	3,490,672	$34,907	$26,849,822	$26,060,598	$(274,266)	$(1,700,372)	$50,970,689

Net income	-	$-	$-	$1,073,514	$-	$-	$1,073,514
Unrealized gain on available-for-sale securities, net	-	-	-	-	(166,103)	-	(166,103)
Stock option exercise	15,464	155	149,073	-	-	-	149,228
Restricted stock awards	429	4	(4)	-	-	-	-
Restricted stock forfeitures	(6,500)	(65)	65	-	-	-	-
Amortization of equity awards	-	-	427,382	-	-	55,858	483,240
Tax rate effect reclassification (1)	-	-	-	(44,221)	44,221	-	-
Share repurchase	(125,500)	(1,255)	(1,925,465)	-	-	-	(1,926,720)
Dividend paid - $1.25 per share	-	-	-	(4,161,114)	-	-	(4,161,114)
BALANCE DECEMBER 31, 2018	3,374,565	$33,746	$25,500,873	$22,928,777	$(396,148)	$(1,644,514)	$46,422,734

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
Cash flows from operating activities
Net income	$1,073,514	$360,591
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	702,956	677,551
Stock dividend on financial institution stock	(84,500)	(53,600)
Amortization of premiums and discounts on securities, net	250,556	413,090
Amortization of ESOP awards	55,858	78,737
Amortization of stock-based compensation	427,382	24,699
Amortization of core deposit intangible	48,556	62,268
Loss on sale of available-for-sale securities	-	176,089
Gain on sale of loans	(14,421,823)	(11,450,457)
Proceeds from sale of loans held for sale	321,764,114	276,322,001
Funding of loans held for sale	(317,188,790)	(254,247,735)
Provision for loan losses	318,000	575,000
Net appreciation on bank-owned life insurance	(282,397)	(154,504)
Deferred income tax (benefit) expense	(36,975)	2,191,457
Changes in operating assets and liabilities:
Accrued interest receivable	(36,080)	(48,875)
Prepaid and other assets	325,921	(638,832)
Accrued interest and other liabilities	(154,044)	1,138,205
Net cash from operating activities	(7,237,752)	15,425,685

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	6,014,670	5,823,104
Proceeds from sales of available-for-sale securities	-	6,933,361
Purchases of available-for-sale securities	(15,517,212)	(6,102,485)
Purchase of bank-owned life insurance	(155,000)	(4,500,000)
Net change in loans held for investment	(26,826,528)	(28,897,562)
Purchases of premises and equipment	(197,678)	(684,986)
Purchase of stock in financial institutions	-	(197,200)
Net cash from investing activities	(36,681,748)	(27,625,768)

Cash flows from financing activities
Net change in deposits	29,677,640	11,039,330
Net change in escrows	81,745	(18,327)
Proceeds from Federal Home Loan Bank advances	132,000,000	160,000,000
Repayment of Federal Home Loan Bank advances	(110,000,000)	(165,000,000)
Exercise of stock options	149,228	55,314
Dividends paid	(4,161,114)	-
Common stock repurchases	(1,926,720)	(414,400)
Net cash from financing activities	45,820,779	5,661,917

Net change in cash and cash equivalents	1,901,279	(6,538,166)

Cash and cash equivalents, beginning of period	9,873,178	16,411,344

Cash and cash equivalents, end of period	$11,774,457	$9,873,178

Supplemental disclosures:
Interest on deposits and advances paid	$3,470,186	$2,264,168
Income taxes paid	$352,600	$88,696
Loans transferred to loans held for sale	$2,037,039	$-

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

The Bank provides a variety of banking services to individuals and businesses through its full-service branches in Alamogordo and Las Cruces, New Mexico, and Scottsdale and Peoria, Arizona. The Bank also operates ten residential mortgage and commercial loan production offices, one each in El Paso, Texas, Scottsdale, Arizona, Yuma, Arizona, Albuquerque, New Mexico, Gilbert, Arizona, Tubac, Arizona, Medford, Oregon, West Linn, Oregon, Puyallup, Washington, and Lynnwood, Washington.

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

Emerging Growth Company Status - Bancorp 34 is an emerging growth company under the JOBS Act and expects to lose its status as an emerging growth company at the end of 2019.  Bancorp 34 has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

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

Subsequent Events - Subsequent events have been evaluated through the date the consolidated financial statements were issued.

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

 Loans Held for Sale – Loans held for sale includes one- to four-family residential real estate loans, and periodically, a portion of Small Business Administration (“SBA”) loans the Bank intends to sell. They are carried at fair value. Gains and losses on the sale of mortgage loans are recognized upon sale and are determined by the difference between the sales proceeds and carrying value of the loans. These loans are generally sold within seven to 14 days of origination. Net unrealized losses, if any, are recorded as a valuation allowance and charged to operations. The December 31, 2018 and 2017 loans held for sale portfolio totaled $26.9 million and $15.4 million, respectively, all of which were one- to four-family residential real estate loans.

Derivative Financial Instruments - In connection with its mortgage banking operation, the Company has the following derivative financial instruments which are carried at fair value and included in Prepaid and other assets or Other liabilities in the Consolidated Balance Sheets with fair value changes recorded in Gain on sale of loans in the Consolidated Statement of Comprehensive Income:

●	Interest Rate Lock Commitments – The Company enters into Interest Rate Lock Commitments (“IRLCs”) to set mortgage loan interest rates with its mortgage loan customers prior to funding.

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

Stock in Financial Institutions - The Bank has investments in other financial institutions including the Federal Home Loan Bank (FHLB) and other correspondent banks. The Bank is a member of FHLB system. Members are required to own stock in the FHLB. The level of stock ownership is based on the level of borrowing and other factors, and member banks may invest in additional amounts at times. Financial institution stock is carried at cost, is classified as a restricted security and is periodically evaluated for impairment based on ultimate recovery. Cash and stock dividends are recorded in Other income in the Consolidated Statement of Comprehensive Income.

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

Advertising Cost – The Bank conducts direct and non-direct response advertising and purchases prospective customer lists from various sources. These costs are expensed as incurred. Advertising costs for the years ended December 31, 2018 and 2017 were $527,000 and $454,000, respectively,

Employee Stock Ownership Plan (ESOP) – The Bank sponsors an internally leveraged ESOP. The cost of shares issued to the ESOP but not yet released is shown as unearned employee stock ownership plan (ESOP) shares, an element of stockholders’ equity in our consolidated balance sheets. As shares are committed to be released, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations. To the extent that the fair value of ESOP shares committed differs from the cost of such shares, the difference is charged or credited to additional paid-in capital in stockholders’ equity.

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

Earnings per Common Share - Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Maryland corporate law does not provide for treasury shares; therefore, shares repurchased are removed from issued and outstanding immediately and would not be considered outstanding. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Earnings per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements. The Company has restricted stock awards that participate in dividends (“participating securities”), and is required to apply the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period.

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

Summary of Recent Accounting Pronouncements:

Bancorp 34 is an emerging growth company and has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. The Company expects to lose its status as an emerging growth company at the end of 2019, which is the end of the fifth year after the Bank 1440 acquisition.

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-4 “Revenue from Contracts with Customers – Deferral of the Effective Date” deferred the effective date of ASU 2014-09 by one year and as a result, the new standard will be effective the first quarter of 2018. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company does not expect adoption of ASU 2014-09 will have a material impact on our consolidated financial statements and disclosures. We adopted the revenue recognition guidance in the first quarter of 2018 and implementation did not have a significant impact to the Company’s consolidated financial statements.

Financial Instruments – In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The amendment has a number of provisions including the requirements that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, a separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans receivables), and eliminating the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendment was effective for annual and interim reporting periods beginning after December 15, 2017 and implementation did not have a significant impact to the Company’s consolidated financial statements.

Leases – In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018 for public companies, but the Company will have until the first quarter of 2020 to adopt due to its emerging growth company status. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements and collecting the data necessary for that assessment and adoption.

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

Share-Based Payment Modification - In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Subtopic 718): Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as either an equity or liability instrument. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption was permitted. We adopted ASU 2017-09 effective January 1, 2018 and it did not have a significant impact on our consolidated financial statements.

Reporting Tax Effects of Tax Cuts and Jobs Act - In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” that helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the 2017 Tax Cuts and Jobs Act. The ASU provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The ASU requires financial statement preparers to disclose a description of the accounting policy for releasing income tax effects from AOCI, whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act, and information about the other income tax effects that are reclassified. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We adopted ASU 2018-02 effective December 2018 and reclassified the stranded tax effects from AOCI to retained earnings. Adoption did not have a significant impact on our consolidated financial statements.

NOTE 2 – RESTRICTIONS ON CASH AND DUE FROM BANKS

Banks are required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The reserves required at December 31, 2018 and 2017 were $1.1 million and $621,000, respectively, and is included in cash and cash equivalents in the consolidated balance sheets.

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities have been classified in the consolidated balance sheets according to management’s intent at December 31, 2018 and 2017. The amortized cost of such securities and their approximate fair values were as follows:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2018
Available-for-sale securities
Mortgage-backed securities	$28,799,904	$115,824	$(605,370)	$28,310,358
U.S. Government agencies	1,487,917	-	(42,885)	1,445,032
Municipal obligations	3,672,023	2,363	(1,118)	3,673,268

Total	$33,959,844	$118,187	$(649,373)	$33,428,658

December 31, 2017
Available-for-sale securities
Mortgage-backed securities	$21,028,794	$12,757	$(272,959)	$20,768,592
U.S. Government agencies	2,006,786	44	(49,047)	1,957,783
Municipal obligations	1,672,277	2,584	(1,355)	1,673,506

Total	$24,707,857	$15,385	$(323,361)	$24,399,881

Gross proceeds from the sale of available-for-sale securities and resulting gains and losses were as follows:

	Year Ended December 31,
	2018	2017

Proceeds from sale	$-	$6,933,361
Sales gains	$-	$3,618
Sales losses	$-	$(179,707)

Amortized cost and fair value of securities by contractual maturity as of December 31, 2018 and 2017 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at December 31, 2018 and 2017 were as follows:

	December 31, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$403,612	$402,924	$1,254,321	$1,256,906
Due after one to five years	23,040,618	22,482,300	21,574,631	21,306,086
Due after five to ten years	10,515,614	10,543,434	1,878,905	1,836,889
Due after ten years	-	-	-	-

Totals	$33,959,844	$33,428,658	$24,707,857	$24,399,881

At December 31, 2018 and 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2018 and 2017, mortgage-backed securities included collateralized mortgage obligations of $13.8 million and $10.1 million, respectively, which are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position.

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$8,605,742	$(200,190)	$10,740,671	$(405,180)	$19,346,413	$(605,370)
U.S. Government agencies	302,219	(885)	1,142,814	(42,000)	1,445,033	(42,885)
Municipal obligations	1,747,571	(430)	402,924	(688)	2,150,495	(1,118)

Total temporarily impaired securities	$10,655,532	$(201,505)	$12,286,409	$(447,868)	$22,941,941	$(649,373)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$3,468,607	$(39,099)	$9,763,879	$(233,860)	$13,232,486	$(272,959)
U.S. Government agencies	-	-	1,548,481	(49,047)	1,548,481	(49,047)
Municipal obligations	416,600	(1,355)	-		416,600	(1,355)

Total temporarily impaired securities	$3,885,207	$(40,454)	$11,312,360	$(282,907)	$15,197,567	$(323,361)

At December 31, 2018 and 2017, all of the government agencies and mortgage-backed securities held by the Company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2018.

Loans and securities carried at approximately $130.5 million at December 31, 2018 were pledged to secure FHLB advances. In addition, securities carried at approximately $3.8 million at December 31, 2018 were pledged to secure public deposits.

NOTE 4 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	December 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$233,102,637	81.3%	$214,871,788	82.0%
One- to four-family residential real estate	29,855,462	10.4	29,114,060	11.1
Commercial and industrial	17,508,258	6.1	12,296,308	4.7
Consumer and other	6,374,532	2.2	5,740,352	2.2
Total gross loans	286,840,889	100.0%	262,022,508	100.0%
Unamortized loan fees	(1,149,517)		(1,009,722)
Loans held for investment	285,691,372		261,012,786
Allowance for loan losses	(2,901,091)		(3,117,190)
Loans held for investment, net	$282,790,281		$257,895,596

At December 31, 2018 and 2017 commercial real estate loans include construction loans of $20.8 million and $14.7 million, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans as of December 31, 2018 and 2017:

	As of December 31, 2018
	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	2,130,124	359,705	377,180	34,082	2,901,091

Total	$2,130,124	$359,705	$377,180	$34,082	$2,901,091

Gross loans
Ending balance: individually evaluated for impairment	$2,993,923	$649,685	$-	$-	$3,643,608
Ending balance: collectively evaluated for impairment	230,108,714	29,205,777	17,508,258	6,374,532	283,197,281
Total	$233,102,637	$29,855,462	$17,508,258	$6,374,532	$286,840,889

	As of December 31, 2017
	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	2,055,911	567,290	462,406	31,583	3,117,190

Total	$2,055,911	$567,290	$462,406	$31,583	$3,117,190

Gross loans
Ending balance: individually evaluated for impairment	$3,483,078	$679,184	$1,274,710	$-	$5,436,972
Ending balance: collectively evaluated for impairment	211,388,710	28,434,876	11,021,598	5,740,352	256,585,536
Total	$214,871,788	$29,114,060	$12,296,308	$5,740,352	$262,022,508

The following is a summary of activities for the allowance for loan losses for the years ended December 31, 2018 and 2017:

	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Balance December 31, 2016	$1,688,448	$617,912	$147,371	$52,302	$2,506,033

Provision for loan losses	366,263	(54,777)	284,233	(20,719)	575,000

Charge-offs	-	(20,845)	-	-	(20,845)
Recoveries	1,200	25,000	30,802	-	57,002
Net recoveries	1,200	4,155	30,802	-	36,157

Balance December 31, 2017	$2,055,911	$567,290	$462,406	$31,583	$3,117,190

Provision for loan losses	624,213	(183,988)	(124,724)	2,499	318,000

Charge-offs	(550,000)	(36,096)	(10,322)	-	(596,418)
Recoveries	-	12,499	49,820	-	62,319
Net (charge-offs) recoveries	(550,000)	(23,597)	39,498	-	(534,099)

Balance December 31, 2018	$2,130,124	$359,705	$377,180	$34,082	$2,901,091

 Nonperforming Assets – The following tables present an aging analysis of the recorded investment of past due loans as of December 31, 2018 and 2017. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, loans past due 90 days or more no longer accrue interest.

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

December 31, 2018
Commercial real estate	$-	$2,744,405	$-	$2,744,405	$230,358,232	$233,102,637
One- to four-family residential real estate	782,835	234,524	393,068	1,410,427	28,445,035	29,855,462
Commercial and industrial	-	-	-	-	17,508,258	17,508,258
Consumer and other	-	-	-	-	6,374,532	6,374,532

Totals	$782,835	$2,978,929	$393,068	$4,154,832	$282,686,057	$286,840,889

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

December 31, 2017
Commercial real estate	$246,154	$-	$550,000	$796,154	$214,075,634	$214,871,788
One- to four-family residential real estate	235,561	116,977	525,532	878,070	28,235,990	29,114,060
Commercial and industrial	-	-	1,274,710	1,274,710	11,021,598	12,296,308
Consumer and other	-	-	-	-	5,740,352	5,740,352

Totals	$481,715	$116,977	$2,350,242	$2,948,934	$259,073,574	$262,022,508

 The following table sets forth nonaccrual loans and other real estate at December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017

Nonaccrual loans
Commercial real estate	$2,993,923	$3,483,078
One- to four-family residential real estate	649,685	679,184
Commercial and industrial	-	1,274,710
Consumer and other	-	-
Total nonaccrual loans	3,643,608	5,436,972
Other real estate (ORE)	-	-

Total nonperforming assets	$3,643,608	$5,436,972

Nonperforming assets to gross loans held for investment and ORE	1.27%	2.08%
Nonperforming assets to total assets	0.95%	1.62%

One large loan relationship secured by real estate comprises $2.7 million, or 75.3%, of the $3.6 million in nonaccrual loans at December 31, 2018, and $2.3 million, or 63%, of the total December 31, 2018 nonaccrual loan balance, is guaranteed by the SBA.

Credit Quality Indicators – The following table represents the credit exposure by internally assigned grades at December 31, 2018 and 2017. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

	As of December 31, 2018
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$226,510,803	$27,990,417	$17,237,690	$6,374,532	$278,113,442
Special mention	1,981,667	268,892	-	-	2,250,559
Substandard	4,610,167	1,596,153	270,568	-	6,476,888
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$233,102,637	$29,855,462	$17,508,258	$6,374,532	$286,840,889

	As of December 31, 2017
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$208,395,458	$27,400,698	$10,624,210	$5,568,633	$251,988,999
Special mention	911,571	43,382	-	-	954,953
Substandard	5,014,759	1,669,980	1,672,098	171,719	8,528,556
Doubtful	550,000	-	-	-	550,000
Loss	-	-	-	-	-

Totals	$214,871,788	$29,114,060	$12,296,308	$5,740,352	$262,022,508

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

	As of December 31, 2018
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$2,993,923	$2,993,923	$-	$3,007,495
One- to four-family residential real estate	649,685	649,685	-	656,436
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
	$3,643,608	$3,643,608	$-	$3,663,931

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$2,993,923	$2,993,923	$-	$3,007,495
One- to four-family residential real estate	649,685	649,685	-	656,436
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
	$3,643,608	$3,643,608	$-	$3,663,931

	As of December 31, 2017
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$3,483,078	$3,483,078	$-	$3,521,421
One- to four-family residential real estate	679,184	679,184	-	684,632
Commercial and industrial	1,274,710	1,274,710	-	1,297,740
Consumer and other	-	-	-	-
	$5,436,972	$5,436,972	$-	$5,503,793

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$3,483,078	$3,483,078	$-	$3,521,421
One- to four-family residential real estate	679,184	679,184	-	684,632
Commercial and industrial	1,274,710	1,274,710	-	1,297,740
Consumer and other	-	-	-	-
	$5,436,972	$5,436,972	$-	$5,503,793

During the years ended December 31, 2018 and 2017, no interest income was recognized on these loans while in nonaccrual status as interest collected was credited to loan principal. We recognized $4,000 of income in 2018 and $8,000 in 2017 prior to the loans being placed on non-accrual.

Certain loans within the Company’s loan and ORE portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at December 31, 2018 and 2017.

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

There was one troubled debt restructuring with a principal balance of $54,000 at December 31, 2018 and no troubled debt restructurings at December 31, 2017.

NOTE 5 – STOCK IN FINANCIAL INSTITUTIONS

The Bank has stock in the FHLB of Dallas, The Independent Bankers Bank (TIB) and Pacific Coast Bankers’ Bancshares (PCBB). The carrying value of the stocks at December 31, 2018 and 2017 was $3.9 million and $3.8 million, respectively, and is accounted for using the cost basis of accounting. The Bank is required to maintain minimum levels of FHLB stock based on various factors, including the amount of borrowings outstanding, mortgage assets and the Bank’s total assets.

NOTE 6 – PREMISES AND EQUIPMENT, NET

Components of premises and equipment, net included in the consolidated balance sheets at December 31, 2018 and 2017 were as follows:

	At December 31,
	2018	2017
Cost:
Land and improvements	$2,452,807	$2,452,807
Building and improvements	12,276,205	12,218,857
Furniture and equipment	2,362,017	2,266,934
Automobiles	91,387	137,635
Total cost	17,182,416	17,076,233
Accumulated depreciation and amortization	(7,566,790)	(6,955,329)

Net book value	$9,615,626	$10,120,904

Depreciation and amortization expense was $703,000 and $678,000 for the years ended December 31, 2018 and 2017, respectively.

NOTE 7 – CORE DEPOSIT INTANGIBLE

The gross carrying value and accumulated amortization of core deposit intangible is as follows:

	December 31,
	2018	2017

Gross carrying value	$502,000	$502,000
Less accumulated amortization	(329,892)	(281,336)

Core deposit intangible	$172,108	$220,664

Amortization of core deposit intangible was $49,000 and $62,000 for the years ended December 31, 2018 and 2017, respectively.

The future amortization expense related to core deposit intangible remaining as of December 31, 2018 is as follows:

Year one	$39,057
Year two	35,443
Year three	35,443
Year four	35,443
Year five	26,722
Thereafter	-
Core deposit intangible	$172,108

NOTE 8 – TIME DEPOSITS

Following are maturities of time deposits at December 31, 2018 and 2017:

	At December 31, 2018		At December 31, 2017

	Weighted-		Weighted-
	Average		Average
Maturity	Rate	Amount	Rate	Amount

One year or less	1.51%	$30,457,540	1.06%	$31,916,859
Over one through three years	2.20%	43,552,518	1.28%	27,678,266
Over three through five years	1.58%	3,528,518	1.26%	3,454,209
Over five years		-		-

	1.90%	$77,538,576	1.17%	$63,049,334

At December 31, 2018 and 2017, the Bank had $10.7 million and $14.1 million, respectively, in time deposits of $250,000 or more. At December 31, 2018 and 2017, $6.4 million and $11.9 million, respectively, of such time deposits mature within one year.

Interest expense on time deposits in denominations of $250,000 or more amounted to $133,000 and $82,000 for the years ended December 31, 2018 and 2017, respectively.

NOTE 9 – BORROWINGS

The Bank has established a borrowing line with the FHLB of Dallas. As of December 31, 2018 and 2017, the Bank had outstanding advances totaling $67.0 million and $45.0 million, respectively, carrying interest rates from 1.32% to 3.03% at December 31, 2018 and 0.90% to 1.46% at December 31, 2017. As of December 31, 2018, the Bank had unused credit available under the FHLB blanket pledge agreement of $82.4 million. The following are maturities of outstanding FHLB advances at December 31, 2018 and 2017:

	At December 31,
Maturity	2018	2017
Year one	$27,000,000	$35,000,000
Year two	40,000,000	-
Year three	-	10,000,000
Year four	-	-
Total borrowings	$67,000,000	$45,000,000

The Bank has two lines of credit available with other financial institutions of $6.0 and $9.8 million, respectively, with no outstanding balances at December 31, 2018 and 2017.

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

Forward Commitments - At December 31, 2018 and 2017, the Company had aggregate forward commitments with a notional value of $21.5 million and $13.5 million, with fair value losses of $154,000 and $16,000, respectively.

Interest Rate Lock Commitments - The Company had Interest Rate Lock Commitments (“IRLC”) to set mortgage loan interest rates with its mortgage loan customers prior to funding. At December 31, 2018 and 2017, the IRLCs had fair values of $381,000 and $183,000, and notional values of $27,000 and $11.9 million, respectively.

The following table shows the fair value of derivatives included in Gain on sale of loans in the Consolidated Statement of Comprehensive Income:

	For the Year Ended December 31,
	2018	2017
Forward Commitments	$(58,344)	$25,806
Interest rate lock commitments	197,779	183,087
	$139,435	$208,893

The following table shows the fair value of derivatives included in Prepaid and other assets in the Consolidated Balance Sheets:

	As of December 31,
	2018		2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Commitments	$21,500,000	(153,906)	$13,500,000	$(15,820)
Interest rate lock commitments	27,000,000	380,886	11,900,000	183,087
	$48,500,000	$226,980	$25,400,000	$167,267

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk are as follows as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Commitments to originate and sell mortgage loans	$34,268,309	$27,440,793
Commitments to extend credit	25,323,822	23,425,182
Unused lines of credit	18,281,453	13,576,993
Standby letters of credit	-	125,000
Totals	$77,873,584	$64,567,968

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

NOTE 12 – LEASES

The Bank has noncancelable operating leases that expire over the next five years that require the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for leases was $938,000 and $787,000 for the years ended December 31, 2018 and 2017, respectively.

Approximate future minimum rental commitments under noncancelable leases are:

December 31,	Amount

2019	$784,136
2020	563,419
2021	495,179
2022	365,494
2023	-
$2,208,228

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

Profit sharing plan expense was $375,000 and $381,000 for the years ended December 31, 2018 and 2017, respectively.

Employee Stock Ownership Plan – The ESOP covers substantially all employees that meet certain age and service requirements. Under the plan, annual retirement expense is generally defined as a percentage of employee compensation, net of forfeitures from employees who have terminated employment.

In October 2016, the ESOP borrowed $1.5 million from Bancorp 34 (the Company) to purchase 150,358 shares of common stock from the Company at $10 per share. Bancorp 34 accepted a $1.8 million note from the ESOP secured by all unallocated shares in the plan with a 30-year repayment term. The principal balance includes $1.5 million used to purchase stock in 2016 and $266,000 used to pay off already outstanding ESOP loans used to purchase shares in 2012 and 2014. Principal and interest payments on the note are made every December 31 and the interest rate on the loan adjusts annually on January 1st to the prime rate of interest as published in the Wall Street Journal. The Bank makes at least annual discretionary contributions to the ESOP and the ESOP uses all funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation for that plan year. At the discretion of the employer, participants may receive the shares, cash, or a combination of stock and cash at the end of employment.

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

Shares held by the ESOP at December 31, 2018 and 2017 were as follows:

	At December 31,
	2018	2017

Allocated and committed to be allocated to participants	33,318	31,578
Unallocated/unearned	170,316	176,102

Total ESOP shares	203,634	207,680

Fair value of unallocated/unearned shares	$2,452,557	$2,597,501

ESOP expense was $90,000 and $84,000 for the years ended December 31, 2018 and 2017, respectively.

Defined Benefit Plan – The Company contributes to a multi-employer defined benefit pension plan, the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”, EIN 13-5645888 and, Plan No. 333). On June 1, 2006, the Company froze the benefits available under the defined benefit pension plan. The risk of participating in the Pentegra DB Plan is different from single-employer plans in the following aspects:

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

The Company’s cash contributions to the Pentegra DB Plan were $82,000 and $110,000 during the years ended December 31, 2018 and 2017, respectively, all of which represented less than 5% of the total plan contributions. As of July 1, 2018 (the most recent valuation report available), the unfunded pension liability was approximately $405,000 (91% funded). Pension plan expense (benefit) for the years ended December 31, 2018 and 2017 was $44,000 and $202,000, respectively. There are no funding improvement or rehabilitation plans pending, and no future minimum contributions required by collective-bargaining or other contractual agreements. Under U.S. legislation regarding multi-employer pension plans, a company is required to pay an amount that represents its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or upon plan termination.

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

The Board previously had a deferred compensation policy (Policy) to compensate Board members for their service to the Company. The retirement date for directors was the later of the last month in which they reached age 70 or completion of their term if they were elected to the Board during the annual meeting resulting in service beyond age 70. Upon retirement, Board members receive deferred compensation for the remainder of their life up to a maximum of $2,000 per month. Board members vested in the Policy based on service as follows: zero to four years of service (20%), five years of service (40%), six years of service (60%), seven years of service (80%) and eight years of service (100%). On September 21, 2011, the Board rescinded this retirement policy for current directors. The total liability for the combined policies and agreements was $268,000 at December 31, 2018 and 2017, respectively.

NOTE 15 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2018 and 2017, includes these components:

	Years Ended December 31,
	2018	2017
Current
Federal	$284,797	$(109,214)
State	79,196	13,194
Deferred expense & change in valuation allowance	51,706	914,130
Net deferred tax asset revaluation adjustment	-	1,150,318
Provision (benefit) for income taxes	$415,699	$1,968,428

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

Income tax expense differs from the amounts computed by applying federal income tax rates of 21% in 2018 and 34% in 2017, to earnings before federal income tax expense. These differences are primarily caused by the valuation allowance reversal in 2016 and net deferred tax asset revaluation adjustment in 2017, expenses that are not deductible for tax purposes and tax adjustments related to prior federal income tax returns.

A reconciliation of income tax expense at the Federal statutory rate to the Company’s actual income tax expense for all periods presented is shown below:

	Years Ended December 31,
	2018		2017
	Amount	Rate	Amount	Rate
Federal tax at the statutory rate	$312,735	21%	$791,867	34%
Benefit from permanent differences:
State income taxes, net of Federal tax benefit	58,156	4	73,896	3
Bank-owned life insurance	(59,303)	(4)	(74,019)	(3)
Meals & entertainment	9,169	1	-	-
Net deferred tax asset revaluation adjustment	-	-	1,150,318	49
Other, net	94,942	6	26,366	1

Provision (benefit) for income taxes	$415,699	28%	$1,968,428	85%

The tax effects of temporary differences related to deferred taxes were:

	As of December 31,
	2018	2017
Deferred tax assets:
Allowance for loan losses	$721,765	$720,047
Unrealized losses on AFS securities	135,038	77,931
Board of Directors retirement plan	239,957	232,748
Other, net	311,762	155,858
Deferred compensation	215,033	183,155
Accrued bonus	216,254	258,069
Purchase accounting	-	4,325
Organizational costs	70,638	93,404
Net operating loss carryforwards	840,001	1,014,199
Total deferred tax assets	2,750,448	2,739,736

Deferred tax liabilities:
FHLB stock dividends	(52,709)	(32,412)
Depreciation and amortization	(276,802)	(336,613)
Loan origination costs	(195,770)	(179,185)
Purchase accounting	(28,239)	-
Total deferred tax liabilities	(553,520)	(548,210)

Net deferred tax asset	2,196,928	2,191,526

A valuation allowance for deferred tax assets is recorded when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, NOL carry-back potential, and tax planning strategies in making this assessment. Based upon the Company’s assessment of all available evidence, management determined it was more-likely-than-not that the net deferred tax asset would be realized at December 31, 2018.

At December 31, 2018, the Company had federal operating loss carry-forwards of approximately $4.0 million.all of which subject to Internal Revenue Code (“IRC”) Section 382 limitations, which limit the annual use of acquired losses to $250,000 per year, and begin to expire in 2028. At December 31, 2018, the Company has recorded deferred tax assets of $840,000 related to the Federal net operating loss carry-forwards.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2018, 2017 and 2016, there were no material uncertain tax positions related to federal and state income tax matters. The Company does not expect the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

The Company files consolidated U.S. federal and various state income/franchise tax returns. The Company is no longer subject to examination by U.S. federal taxing authorities for years before 2015 and is no longer subject to examination by state taxing authorities for years before 2014 or 2015. Our federal and state tax returns have not been audited for the past five years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of December 31, 2018 and 2017, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

As of December 31, 2018, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

	Actual		For Capital Adequacy Puroses		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ration
	(Dollars in thousands)
As of December 31, 2018:

Total Capital (to Risk-Weighted Assets)	$41,685	14.50%	$22,999	>8.00%	$28,748	>10.00%

Tier I Capital (to Risk-Weighted Assets)	$38,703	13.46%	$17,252	>6.00%	$23,003	>8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$38,703	13.46%	$12,939	>4.50%	$18,690	>6.50%

Tier I Capital (to Average Assets)	$38,703	10.29%	$15,045	>4.00%	$18,806	>5.00%

As of December 31, 2017:
Total Capital (to Risk-Weighted Assets)	$45,076	17.21%	$20,950	>8.00%	$26,187	>10.00%

Tier I Capital (to Risk-Weighted Assets)	$41,800	15.96%	$15,712	>6.00%	$20,950	>8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$41,800	15.96%	$11,784	>4.50%	$17,022	>6.50%

Tier I Capital (to Average Assets)	$41,800	11.96%	$14,011	>4.00%	$17,514	>5.00%

NOTE 17 – RELATED PARTY TRANSACTIONS

The Bank has entered into transactions with its executive officers, directors, significant stockholders, and their affiliates (related parties).

The activity of loans to such related parties is as follows:

	Years Ended December 31,
	2018	2017

Beginning balance	$-	$-
New loans	500,000	-
Repayments	(500,000)	-

Ending balance	$-	$-

Fees and bonuses paid to directors during the period	$244,125	$216,000

Deposits from related parties held by the Bank at end of period	$2,470,696	$1,755,885

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

NOTE 18 – STOCK-BASED COMPENSATION

Stock-based expense for the years ended December 31, 2018 and 2017, were $487,000 and $25,000 of which $354,000 and $16,000 was charged to stock-based compensation expense and $133,000 and $9,000 was charged to stock-based other noninterest expense, respectively.

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

On February 27, 2018 the Company awarded options to purchase 5,000 shares of the Company’s common stock and issued 439 shares of restricted stock. All stock option awards were granted with an exercise price equal to the grant date closing price of the Company’s common stock of $15.48 per share. Stock options and restricted stock awards under the Incentive Plan vest at 20% per year beginning on the first university of date of grant and have a maximum term of seven years.

The grant-date fair value of stock option awards granted on February 27, 2018 was $4.04 using the Black Scholes Merton options pricing model with the following inputs and assumptions:

Grant date stock price	$15.48
Dividend yield	0.00%
Expected volatility	19.55%
Risk-free interest rate	2.75%
Expected life in years	6

The Company also has vested and outstanding stock options issued under the 2001 Stock Option Plan (“Prior Plan”). No options were granted under the Prior Plan in 2018 or 2017 and no further options can be granted under this plan. There was no stock-based compensation expense under this plan in 2018 or 2017.

The expected volatility represents the average volatility of a peer group of financial institutions that had 2nd step conversions prior to the company’s 2016 conversion. Historical data is used to estimate the term of options expected to be outstanding and takes into account that options are not transferable. The risk-free interest rate is based on the U.S. Treasury yield curve for the expected term in effect at the date of grant.

A summary of stock option activity during the years ended December 31, 2018 and 2017 is presented below:

	For the Year Ended December 31, 2018
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term (years)

Outstanding, December 31, 2017	207,108	$14.18	6.2
Granted	5,000	15.48	-
Exercised	(15,464)	9.65	-
Forfeited or expired	(32,234)	13.98	-

Outstanding, December 31, 2018	164,410	$14.68	5.8

Exercisable, December 31, 2018	37,890	$13.89	4.9

	For the Year Ended December 31, 2017
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term (years)

Outstanding, December 31, 2016	34,190	$9.65	2.3
Granted	178,650	14.90	6.9
Exercised	(5,732)	9.65	-
Forfeited or expired	-	-	-

Outstanding, December 31, 2017	207,108	$14.18	6.2

Exercisable, December 31, 2017	28,458	$9.65	1.3

Information related to stock options during each year is as follows:

	Year Ended December 31,
	2018	2017

Intrinsic value of options exercised	$89,080	$25,909
Cash received from option exercises	$149,228	$55,314
Tax benefit from option exercises	$24,866	$21,240
Total weighted average fair value of options granted	$20,200	$653,859

A summary of restricted stock activity during the years ended December 31, 2018 and 2017 is presented below:

		Weighted	Average
		Avererage	Remaining
		Grant Date	Contractual
	Shares	Price	Term (years)

	For the Year Ended December 31, 2018

Outstanding, December 31, 2017	74,750	$14.90	4.9

Granted	429	$15.48
Vested	(18,850)	14.90
Forfeited or expired	(6,500)	14.90

Outstanding, December 31, 2018	49,829	$14.90	4.0

	For the Year Ended December 31, 2017

Outstanding, December 31, 2016	-

Granted	74,750	$14.90
Vested	-
Forfeited or expired	-

Outstanding, December 31, 2017	74,750	$14.90	4.9

As of December 31, 2018, there was $461,000 and $723,000 of total unrecognized equity-based expense related to unvested stock options and restricted stock awards granted under the 2017 Equity Incentive Plan, respectively, that is expected to be recognized over a weighted average period of 4 years.

NOTE 19– FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table presents information about assets and liabilities measured at fair value on a recurring and non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair values as of December 31, 2018 and 2017.

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

December 31, 2018:
Recurring basis
Mortgage-backed securities	$-	$28,310,358	$-	$28,310,358
U.S. Government agencies	-	1,445,032	-	1,445,032
Municipal obligations	-	3,673,268	-	3,673,268
Loans held for sale	-	26,884,014	-	26,884,014
Derivative IRLC's	-	-	380,866	380,866
Derivative forward commitments	-	(153,906)	-	(153,906)
Nonrecurring basis
Impaired loans	-	-	3,643,608	3,643,608

Totals	$-	$60,158,766	$4,024,474	$64,183,240

December 31, 2017:
Recurring basis
Mortgage-backed securities	$-	$20,768,592	$-	$20,768,592
U.S. Government agencies	-	1,957,783	-	1,957,783
Municipal obligations	-	1,673,506	-	1,673,506
Loans held for sale	-	15,423,670	-	15,423,670
Derivative IRLC's	-		183,087	183,087
Derivative forward commitments	-	(15,820)	-	(15,820)
Nonrecurring basis
Impaired loans	-	-	5,436,972	5,436,972

Totals	$-	$39,807,731	$5,620,059	$45,427,790

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

There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2018 or 2017.

The following tables present estimated fair values of the Company’s financial instruments at December 31, 2018 and 2017.

			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
At December 31, 2018:
Financial assets:
Cash and due from banks	$6,374	$6,374	$6,374	$-	$-
Interest-bearing deposits with banks	5,400	5,400	5,400	-	-
Available-for-sale securities	33,429	33,429	-	33,429	-
Loans held for sale	26,884	26,884	-	26,884	-
Loans held for investment, net	282,790	283,466	-	-	283,466
Derivative IRLC's	381	381	-	-	381
Derivative forward commitments	(154)	(154)	-	(154)	-
Stock in financial institutions	3,910	3,910	-	3,910	-

Financial liabilities:
Demand deposits, savings and NOW deposits	187,700	172,049	172,049	-	-
Time deposits	77,539	77,688	-	77,688	-
Federal Home Loan Bank advances	67,000	66,653	-	66,653	-

At December 31, 2017
Financial assets:
Cash and due from banks	$4,988	$4,988	$4,988	$-	$-
Interest-bearing deposits with banks	4,885	4,885	4,885	-	-
Available-for-sale securities	24,400	24,400	-	24,400	-
Loans held for sale	15,424	15,424	-	15,424	-
Loans held for investment, net	257,896	257,937	-	-	257,937
Stock in financial institutions	3,826	3,826	-	3,826	-

Financial liabilities:
Demand deposits, savings and NOW deposits	172,512	168,080	168,080	-	-
Time deposits	63,049	63,076	-	63,076	-
Federal Home Loan Bank advances	45,000	45,176	-	45,176	-

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

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 financial assets measured on a non-recurring basis:

	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
At December 31, 2018
Impaired loans
Commercial real estate	$2,993,923	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
One- to four-family residential real estate	649,685	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Commercial and industrial	-	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Total Impaired Loans	$3,643,608

Derivative IRLC's	$380,866	Internal pricing model	Pull-through rate		77%

At December 31, 2017
Impaired loans
Commercial real estate	$3,483,078	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
One- to four-family residential real estate	679,184	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Commercial and industrial	1,274,710	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
	$5,436,972

Derivative IRLC's	$183,087	Internal pricing model	Pull-through rate		81%

NOTE 20 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information as of December 31, 2018 and 2017, pertaining only to Bancorp 34 is as follows:

BALANCE SHEETS

	As of December 31,
	2018	2017

ASSETS
Cash and due from banks	$4,993,568	$6,489,288
Investment in wholly owned subsidiary	39,044,001	42,426,774
ESOP note receivable	1,700,795	1,731,494
Prepaid and other assets	684,370	358,962

TOTAL ASSETS	$46,422,734	$51,006,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$-	$35,829
Total liabilities	-	35,829

Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 authorized, 0 issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 authorized, 3,374,565 and 3,490,672 issued and outstanding.	33,746	34,907
Additional paid-in capital	25,500,873	26,849,822
Retained earnings	22,928,777	26,060,598
Accumulated other comprehensive loss, net of tax	(396,148)	(274,266)
Unearned employee stock ownership plan (ESOP) shares	(1,644,514)	(1,700,372)
Total stockholders’ equity	46,422,734	50,970,689

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,422,734	$51,006,518

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017

Interest income on ESOP note receivable	$77,917	$66,111
Noninterest income
Equity in income of subsidiary	1,100,091	643,113

Noninterest expense
Professional fees and other	121,957	193,828

Income before income taxes	1,056,051	515,396

Provision (benefit) for income taxes	(17,463)	154,805

Net income	1,073,514	360,591

Other comprehensive income (loss)
Unrealized income (loss) on available-for-sale securities	(121,882)	89,171

COMPREHENSIVE INCOME	$951,632	$449,762

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017

Cash flows from operating activities
Net income	$1,073,514	$360,591
Adjustments to reconcile net income to net cash from operating activities:
Equity in (income) of subsidiary	(1,100,091)	(643,113)
Changes in operating assets and liabilities
Prepaid and other assets	(325,408)	86,609
Accounts payable	(35,829)	35,827
Net cash provided by (used for) operating activities	(387,813)	(160,086)

Cash flows from investing activities -
Principal collections on ESOP note receivable	30,699	30,134
Net cash provided by investing activities	30,699	30,134

Cash flows from financing activities -
Dividend from subsidiary	4,800,000	-
Stock option exercise	149,228	55,314
Share repurchase	(1,926,720)	(414,400)
Dividend paid - $1.25 per share	(4,161,114)	-
Net cash provided by financing activities	(1,138,606)	(359,086)

Net change in cash and cash equivalents	(1,495,720)	(489,038)

Cash and due from banks, beginning of period	6,489,288	6,978,326

Cash and due from banks, end of period	$4,993,568	$6,489,288

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

	Year Ended December 31,
	2018	2017

Basic:
Net income	$1,073,514	$360,591
Less: Earnings allocated to participating securities	(24,642)	(543)

Net income allocated to common shareholders	$1,048,872	$360,048

Weighted-average common shares outstanding including participating securities	3,410,670	3,443,695
Less: Average participating securities	(70,988)	(4,915)
Less: Average unallocated ESOP Shares	(176,102)	(181,887)

Average shares	3,163,581	3,256,893

Basic earnings per common share	$0.33	$0.11

Diluted:
Net income allocated to common shareholders	$1,048,872	$360,048

Weighted-average common shares outstanding for basic earnings per common share	3,163,581	3,256,893
Add: Dilutive effects of assumed exercises of stock options	8,076	8,269

Weighted average shares and dilutive potential common shares	3,171,655	3,265,162

Diluted earnings per common share	$0.33	$0.11

Participating securities are restricted stock awards since they participate in common stock dividends. Stock options for 4,000 and 178,650 shares of common stock were not considered in computing diluted earnings per common share for 2018 and 2017, respectively, because they were antidilutive.

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

There were no changes made in our internal controls during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information contained under the sections captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (The “Proxy Statement”) is incorporated herein by reference or will be filed by amendment to this Annual Report on Form 10-K.

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

(a)	Securities Authorized for issuance under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2018 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders. Equity compensation plans approved by stockholders consist of our 2001 Stock Option Plan and our 2017 Equity Incentive Plan.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	164,410	$14.68	37,298

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	164,410	$14.68	37,298

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation of Bancorp 34, Inc. (1)
3.2	Bylaws of Bancorp 34, Inc. (1)
4	Form of Common Stock Certificate of Bancorp 34, Inc. (1)
10.1	Amended and Restated Employee Stock Ownership Plan, including amendments (2) †
10.2	Deferred Compensation Agreement with Jill Gutierrez (3) †
10.3	Deferred Compensation Plan Agreement with Jan R. Thiry (3) †
10.4	Intentionally omitted
10.5	Split Dollar Life Insurance Agreement with Jill Gutierrez (3) †
10.6	Form of Director Retirement Agreement, as amended (3) †
10.7	Form of Director Split Dollar Life Insurance Agreement (3) †
10.8	Alamogordo Financial Corp. 2001 Stock Option Plan (4) †
10.9	Alamogordo Financial Corp. 2001 Recognition and Retention Plan (4) †
10.10	Form of Amendment to Deferred Compensation Plan Agreement with Jill Gutierrez and Jan R. Thiry (5) †
10.11	Director Deferred Fee Plan (6) †
10.12	Retention Bonus Agreement with Jan R. Thiry (7) †
10.13	Employment Agreement By and Between Bancorp 34, Inc. and Jill Gutierrez (8) †
10.14	Intentionally omitted
10.15	Employment Agreement By and Between Bancorp 34, Inc. and Jan R. Thiry (10) †
10.16	Employment Agreement By and Between Bank 34 and Jill Gutierrez (11) †
10.17	Intentionally omitted
10.18	Employment Agreement By and Between Bank 34 and Jan R. Thiry (13) †
10.19	Bancorp 34, Inc. 2017 Equity Incentive Plan (14) †
10.20	Form of Incentive Stock Option Award Agreement (15) †
10.21	Form of Non-Qualified Stock Option Award Agreement (16) †
10.22	Form of Restricted Stock Award Agreement (17) †
10.23	Confidential Separation and Settlement Agreement and Release with William P. Kauper (18) †
21	Subsidiaries of Registrant
23	Consent of Moss Adams LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(9)	Intentionally omitted.
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

(12)	Intentionally omitted
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
(18)

Incorporated by reference to Exhibit 10.18 to Bancorp 34, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-37912) as filed with the Securities and Exchange Commission on October 29, 2018.

ITEM 16.          Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP 34, INC.

Date: February 19, 2019	By:	/s/ Jill Gutierrez
Jill Gutierrez
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jill Gutierrez	President, Chief Executive Officer	February 19, 2019
Jill Gutierrez	and Director (Principal Executive
Officer)

/s/ Jan R. Thiry	Executive Vice President, Chief	February 19, 2019
Jan R. Thiry	Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

/s/ William F. Burt	Vice Chairman	February 19, 2019
William F. Burt

/s/ Wortham A. (Pete) Cook	Director	February 19, 2019
Wortham A. (Pete) Cook

/s/ James D. Harris	Director	February 19, 2019
James D. Harris

/s/ Randal L. Rabon	Chairman	February 19, 2019
Randal L. Rabon

/s/ Elaine E. Ralls	Director	February 19, 2019
Elaine E. Ralls

/s/ Don P. Van Winkle	Director	February 19, 2019
Don P. Van Winkle