Form 10-Q
period 2019-03-31
Bancorp 34, Inc.
filed 2019-04-26
CIK 1668340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

YES         NO   X

Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of April 28, 2019 were 3,356,155.

Bancorp 34, Inc.
FORM 10-Q

Item 1. Financial Statements

BANCORP 34, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31, 2019	December 31, 2018

ASSETS
Cash and due from banks	$4,718,880	$6,374,457
Interest-bearing deposits with banks	6,855,000	5,400,000
Total cash and cash equivalents	11,573,880	11,774,457

Available-for-sale securities, at fair value	32,570,879	33,428,658
Loans held for sale, at fair value	14,614,579	26,884,014

Loans held for investment	289,856,142	285,691,372
Allowance for loan losses	(2,981,412)	(2,901,091)
Loans held for investment, net	286,874,730	282,790,281

Premises and equipment, net	9,464,710	9,615,626
Stock in financial institutions, restricted, at cost	3,937,361	3,910,361
Accrued interest receivable	963,269	875,040
Deferred income taxes, net	2,103,654	2,196,928
Bank owned life insurance	10,641,381	10,573,069
Core deposit intangible, net	161,893	172,108
Prepaid and other assets	1,088,406	1,057,365

TOTAL ASSETS	$373,994,742	$383,277,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$43,655,695	$45,350,477
Savings and NOW deposits	146,259,640	142,349,920
Time deposits	77,969,777	77,538,576
Total deposits	267,885,112	265,238,973

Federal Home Loan Bank advances	50,000,000	67,000,000
Escrows	424,049	378,592
Accrued interest and other liabilities	9,131,724	4,237,608
Total liabilities	327,440,885	336,855,173

Commitments and contingencies (note 4)	-	-

Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 authorized, 0 issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 authorized, 3,356,155 and 3,374,565 issued and outstanding.	33,561	33,746
Additional paid-in capital	25,309,067	25,500,873
Retained earnings	22,969,985	22,928,777
Accumulated other comprehensive loss, net of tax	(132,301)	(396,148)
Unearned employee stock ownership plan (ESOP) shares	(1,626,455)	(1,644,514)
Total stockholders’ equity	46,553,857	46,422,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$373,994,742	$383,277,907

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended March 31,
	2019	2018

Interest income
Interest and fees on loans	$4,332,096	$3,876,008
Interest on securities	223,807	148,581
Interest on other interest-earning assets	121,988	68,030
Total interest income	4,677,891	4,092,619

Interest expense
Interest on deposits	861,269	493,736
Interest on borrowings	371,756	149,430
Total interest expense	1,233,025	643,166

Net interest income	3,444,866	3,449,453
Provision for loan losses	87,500	22,000

Net interest income after provision for loan losses	3,357,366	3,427,453

Noninterest income
Gain on sale of loans	2,744,581	3,353,393
Service charges and fees	95,199	84,389
Bank owned life insurance income	91,261	88,597
Other	11,157	24,606
Total noninterest income	2,942,198	3,550,985

Noninterest expense
Salaries and benefits	4,148,518	4,229,977
Occupancy	499,462	505,951
Data processing fees	786,591	723,406
FDIC and other insurance expense	85,603	50,533
Professional fees	238,138	354,604
Advertising	114,389	156,026
Other	379,646	492,171
Total noninterest expense	6,252,347	6,512,668

Income before provision for income taxes	47,217	465,770
Provision for income taxes	6,009	95,143

NET INCOME	41,208	370,627

Other comprehensive income
Unrealized (loss) gain on available-for-sale securities	353,919	(347,268)
Tax effect of unrealized (loss) gain on available-for-sale securities	(90,072)	88,680
Unrealized (loss) gain on available-for-sale securities, net of tax	263,847	(258,588)

COMPREHENSIVE INCOME	$305,055	$112,039

Earnings per common share:
Basic	$0.01	$0.11
Diluted	$0.01	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common	Common	Paid-In	Retained	Income	ESOP	Stockholders'
	Shares	Stock	Capital	Earnings	(Loss)	Shares	Equity

BALANCE, DECEMBER 31, 2017	3,490,672	$34,907	$26,849,822	$26,060,598	$(274,266)	$(1,700,372)	$50,970,689

Net income	-	$-	$-	$370,627	$-	$-	$370,627
Unrealized gain on available-for-sale securities, net	-	-	-	-	(258,588)	-	(258,588)
Restricted stock awards	429	4	(4)	-	-	-	-
Amortization of equity awards	-	-	93,672	-	-	13,964	107,636
Share repurchase	(102,500)	(1,025)	(1,571,025)	-	-	-	(1,572,050)
BALANCE, MARCH 31, 2018	3,388,601	$33,886	$25,372,465	$26,431,225	$(532,854)	$(1,686,408)	$49,618,314

BALANCE, DECEMBER 31, 2018	3,374,565	$33,746	$25,500,873	$22,928,777	$(396,148)	$(1,644,514)	$46,422,734

Net income	-	$-	$-	$41,208	$-	$-	$41,208
Unrealized gain on available-for-sale securities, net	-	-	-	-	263,847	-	263,847
Amortization of equity awards	-	-	85,680	-	-	18,059	103,739
Share repurchase	(18,410)	(185)	(277,486)	-	-	-	(277,671)
BALANCE, MARCH 31, 2019	3,356,155	$33,561	$25,309,067	$22,969,985	$(132,301)	$(1,626,455)	$46,553,857

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$41,208	$370,627
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	162,472	175,954
Stock dividend on financial institution stock	(27,000)	(17,000)
Amortization of premiums and discounts on securities, net	27,718	77,246
Amortization of ESOP awards	18,059	13,964
Amortization of stock-based compensation	85,680	93,672
Amortization of core deposit intangible	10,215	13,101
Gain on sale of loans	(2,744,581)	(3,353,393)
Proceeds from sale of loans held for sale	76,550,254	76,956,796
Funding of loans held for sale	(61,105,134)	(72,168,547)
Provision for loan losses	87,500	22,000
Net appreciation on bank-owned life insurance	(68,312)	(68,548)
Deferred income tax (benefit) expense	-	(1,834)
Changes in operating assets and liabilities:
Accrued interest receivable	(88,229)	19,176
Prepaid and other assets	(27,839)	(390,966)
Accrued interest and other liabilities	4,894,116	(49,292)
Net cash from operating activities	17,816,127	1,692,956

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	1,183,980	1,173,524
Purchases of available-for-sale securities	-	(3,293,817)
Net change in loans held for investment	(4,603,053)	(1,755,045)
Purchases of premises and equipment	(11,556)	(149,942)
Net cash from investing activities	(3,430,629)	(4,025,280)

Cash flows from financing activities
Net change in deposits	2,646,139	6,247,815
Net change in escrows	45,457	125,696
Proceeds from Federal Home Loan Bank advances	5,000,000	30,000,000
Repayments of Federal Home Loan Bank advances	(22,000,000)	(30,000,000)
Common stock repurchases	(277,671)	(1,572,050)
Net cash from financing activities	(14,586,075)	4,801,461

Net change in cash and cash equivalents	(200,577)	2,469,137

Cash and cash equivalents, beginning of period	11,774,457	9,873,178

Cash and cash equivalents, end of period	$11,573,880	$12,342,315

Supplemental disclosures:
Interest on deposits and advances paid	1,171,513	571,575
Loans transferred to loans held for sale	431,104	1,272,081

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

The Bank provides a variety of banking services to individuals and businesses through its full-service branches in Alamogordo and Las Cruces, New Mexico, and Scottsdale and Peoria, Arizona. The Bank also operates ten mortgage loan production offices in El Paso, Texas, Scottsdale, Arizona, Gilbert, Arizona, Tubac, Arizona, Albuquerque, New Mexico, Lynnwood, Washington, Puyallup, Washington, West Linn, Oregon and Medford, Oregon.

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition, cash flows and results of operations at the dates and for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations for the full fiscal year or for any other period. This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.  ASU 2014-09 would have been initially effective for the Company's reporting period beginning January 1, 2018. However, in August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the effective date by one year. For financial reporting purposes, the standard allows for either a full retrospective or modified retrospective adoption. The FASB has also issued additional updates to provide further clarification to specific implementation issues associated with ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations, ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606. We adopted the standard on January 1, 2019, using the modified retrospective method, which resulted in no cumulative effect and no other adjustment or significant impact to the timing of revenue recognition.

Under Topic 606, we must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) we satisfy the performance obligations. Our primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. We have evaluated the nature of our contracts with customers and determined that further disaggregation of revenue from contracts with customers into categories beyond what is presented in the Consolidated Statements of Income was not necessary. For revenue sources that are within the scope of Topic 606, we fully satisfy our performance obligations and recognize revenue in the period it is earned as services are rendered. Transaction prices are typically fixed, charged on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with our customers.

All of our revenue from contracts with customers in the scope of ASC 606 is recognized in Non-Interest Income. Sources of revenue from contracts with customers that are in the scope of ASC 606 include the following:

* Service Charges on Deposit accounts - We earn monthly account fees and transaction-based fees from our customers for services rendered on deposit accounts. Fees charged to deposit accounts on a monthly basis are recognized as the performance obligation is satisfied at the end of the service period.

* Transaction-based fees are based on specific services provided to our customer. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

* ATM and Point of Sale fees – We earn fees when debit cards we issued are used in transactions through card processing networks. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders’ account. The fees are recognized monthly.

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

NOTE 2 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities have been classified in the consolidated balance sheets according to management’s intent at March 31, 2019 and December 31, 2018. The amortized cost of such securities and their approximate fair values were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2019
Available-for-sale securities
Mortgage-backed securities	$27,719,782	$232,930	$(409,694)	$27,543,018
U.S. Government agencies	1,356,271	-	(45,848)	1,310,423
Municipal obligations	3,672,092	45,346	-	3,717,438

Total	$32,748,145	$278,276	$(455,542)	$32,570,879

December 31, 2018
Available-for-sale securities
Mortgage-backed securities	$28,799,904	$115,824	$(605,370)	$28,310,358
U.S. Government agencies	1,487,917	-	(42,885)	1,445,032
Municipal obligations	3,672,023	2,363	(1,118)	3,673,268

Total	$33,959,844	$118,187	$(649,373)	$33,428,658

There were no sales of available-for-sale securities during the three months ended March 31, 2019 or 2018.

Amortized cost and fair value of securities by contractual maturity as of March 31, 2019 and December 31, 2018 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$400,000	$400,000	$403,612	$402,924
Due after one to five years	20,295,449	19,983,683	23,040,618	22,482,300
Due after five to ten years	12,052,696	12,187,196	10,515,614	10,543,434
Totals	$32,748,145	$32,570,879	$33,959,844	$33,428,658

At March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At March 31, 2019 and December 31, 2018, mortgage-backed securities included collateralized mortgage obligations of $13.4 million and $13.8 million, respectively, which are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position.

	March 31, 2019
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities			$18,439,189	$(409,694)	$18,439,189	$(409,694)
U.S. Government agencies			1,310,423	(45,848)	1,310,423	(45,848)
Municipal obligations			-	-	-	-

Total temporarily impaired securities	$-	$-	$19,749,612	$(455,542)	$19,749,612	$(455,542)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$8,605,742	$(200,190)	$10,740,671	$(405,180)	$19,346,413	$(605,370)
U.S. Government agencies	302,219	(885)	1,142,814	(42,000)	1,445,033	(42,885)
Municipal obligations	1,747,571	(430)	402,924	(688)	2,150,495	(1,118)

Total temporarily impaired securities	$10,655,532	$(201,505)	$12,286,409	$(447,868)	$22,941,941	$(649,373)

At March 31, 2019 and December 31, 2018, all of the government agencies and mortgage-backed securities held by the Company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2019.

Loans and securities with a carrying value of approximately $155.2 million at March 31, 2019 were pledged to secure Federal Home Loan Bank (“FHLB”) advances. In addition, securities with a carrying value of approximately $3.7 million at March 31, 2019 were pledged to secure public deposits.

NOTE 3 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$238,120,124	81.8%	$233,102,637	81.3%
One- to four-family residential real estate residential real estate	29,170,381	10.0	29,855,462	10.4
Commercial and industrial	17,602,539	6.1	17,508,258	6.1
Consumer and other	6,085,629	2.1	6,374,532	2.2
Total gross loans	290,978,673	100.0%	286,840,889	100.0%
Unamortized loan fees	(1,122,531)		(1,149,517)
Loans held for investment	289,856,142		285,691,372
Allowance for loan losses	(2,981,412)		(2,901,091)
Loans held for investment, net	$286,874,730		$282,790,281

At March 31, 2019 and December 31, 2018, loans held for investment includes construction loans of $21.8 million and $20.8 million, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	2,341,297	220,139	388,425	31,551	2,981,412

Total	$2,341,297	$220,139	$388,425	$31,551	$2,981,412

Gross loans
Ending balance: individually evaluated for impairment	$2,988,885	$616,750	$-	$-	$3,605,635
Ending balance: collectively evaluated for impairment	235,131,239	28,553,631	17,602,539	6,085,629	287,373,038
Total	$238,120,124	$29,170,381	$17,602,539	$6,085,629	$290,978,673

	As of December 31, 2018
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	2,130,124	359,705	377,180	34,082	2,901,091

Total	$2,130,124	$359,705	$377,180	$34,082	$2,901,091

Gross loans
Ending balance: individually evaluated for impairment	$2,993,923	$649,685	$-	$-	$3,643,608
Ending balance: collectively evaluated for impairment	230,108,714	29,205,777	17,508,258	6,374,532	283,197,281
Total	$233,102,637	$29,855,462	$17,508,258	$6,374,532	$286,840,889

The following tables summarize activities for the allowance for loan losses for the three months ended March 31, 2019 and 2018:

	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Balance December 31, 2018	$2,130,124	$359,705	$377,180	$34,082	$2,901,091

Provision for loan losses	211,173	(130,880)	9,738	(2,531)	87,500

Charge-offs	-	(8,686)	-	-	(8,686)
Recoveries	-	-	1,507	-	1,507
Net (charge-offs) recoveries	-	(8,686)	1,507	-	(7,179)

Balance March 31, 2019	$2,341,297	$220,139	$388,425	$31,551	$2,981,412

Balance December 31, 2017	$2,055,911	$567,290	$462,406	$31,583	$3,117,190

Provision for loan losses	10,374	(46,975)	51,901	6,700	22,000

Charge-offs	-	(23,269)	-	-	(23,269)
Recoveries	-	6,249	-	-	6,249
Net (charge-offs) recoveries	-	(17,020)	-	-	(17,020)

Balance March 31, 2018	$2,066,285	$503,295	$514,307	$38,283	$3,122,170

Nonperforming Assets – The following tables present an aging analysis of the recorded investment of past due loans as of March 31, 2019 and December 31, 2018. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, loans past due 90 days or more no longer accrue interest.

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

March 31, 2019
Commercial real estate	$39,734	$-	$2,744,405	$2,784,139	$235,335,985	$238,120,124
One- to four-family residential real estate	408,880	47,905	323,374	780,159	28,390,222	29,170,381
Commercial and industrial	-	-	-	-	17,602,539	17,602,539
Consumer and other	-	-	-	-	6,085,629	6,085,629

Totals	$448,614	$47,905	$3,067,779	$3,564,298	$287,414,375	$290,978,673

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

December 31, 2018
Commercial real estate	$-	$2,744,405	$-	$2,744,405	$230,358,232	$233,102,637
One- to four-family residential real estate	782,835	234,524	393,068	1,410,427	28,445,035	29,855,462
Commercial and industrial	-	-	-	-	17,508,258	17,508,258
Consumer and other	-	-	-	-	6,374,532	6,374,532

Totals	$782,835	$2,978,929	$393,068	$4,154,832	$282,686,057	$286,840,889

The following table sets forth nonaccrual loans and other real estate at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018

Nonaccrual loans
Commercial real estate	$2,988,885	$2,993,923
One- to four-family residential real estate	616,750	649,685
Commercial and industrial	-	-
Consumer and other	-	-
Total nonaccrual loans	3,605,635	3,643,608
Other real estate (ORE)	-	-

Total nonperforming assets	$3,605,635	$3,643,608

Nonperforming assets to gross loans held for investment and ORE	1.24%	1.27%
Nonperforming assets to total assets	0.96%	0.95%

One large loan relationship,75% guaranteed by the SBA and partially secured by real estate, comprises $2.7 million, or 76%, of the $3.6 million in nonaccrual loans at March 31, 2019 and $2.3 million, or 64% of the total March 31, 2019 nonaccrual loan balance, is guaranteed by the SBA.

Credit Quality Indicators – The following table represents the credit exposure by internally assigned grades at March 31, 2019 and December 31, 2018. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

	As of March 31, 2019
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$229,465,218	$27,616,139	$17,249,760	$6,085,629	$280,416,746
Special mention	4,060,029	-	95,815	-	4,155,844
Substandard	4,594,877	1,554,242	256,964	-	6,406,083
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$238,120,124	$29,170,381	$17,602,539	$6,085,629	$290,978,673

	As of December 31, 2018
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$226,510,803	$27,990,417	$17,237,690	$6,374,532	$278,113,442
Special mention	1,981,667	268,892	-	-	2,250,559
Substandard	4,610,167	1,596,153	270,568	-	6,476,888
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$233,102,637	$29,855,462	$17,508,258	$6,374,532	$286,840,889

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

	As of March 31, 2019
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$2,988,885	$2,988,885	$-	$2,999,285
One- to four-family residential real estate	616,750	616,750	-	623,917
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
	$3,605,635	$3,605,635	$-	$3,623,202

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$2,988,885	$2,988,885	$-	$2,999,285
One- to four-family residential real estate	616,750	616,750	-	623,917
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
	$3,605,635	$3,605,635	$-	$3,623,202

	As of December 31, 2018
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$2,993,923	$2,993,923	$-	$3,007,495
One- to four-family residential real estate	649,685	649,685	-	656,436
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
	$3,643,608	$3,643,608	$-	$3,663,931

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$2,993,923	$2,993,923	$-	$3,007,495
One- to four-family residential real estate	649,685	649,685	-	656,436
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
	$3,643,608	$3,643,608	$-	$3,663,931

During each of the three months ended March 31, 2019 and 2018, no interest income was recognized on nonaccrual loans.

Certain loans within the Company’s loan and ORE portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at March 31, 2019 and December 31, 2018.

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

There was one troubled debt restructuring with a current payment status and principal balances of $52,000 and $54,000, as of March 31, 2019 and December 31, 2018, respectively.

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk are as follows as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Commitments to originate and sell mortgage loans	$35,428,610	$34,268,309
Commitments to extend credit	41,375,723	25,323,822
Unused lines of credit	19,231,789	18,281,453
Standby letters of credit	-	-
Totals	$96,036,122	$77,873,584

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of March 31, 2019 and December 31, 2018, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

As of March 31, 2019, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2019:

Total Capital (to Risk-Weighted Assets)	$41,909	14.47%	$23,175	>8.00%	$28,968	>10.00%

Tier I Capital (to Risk-Weighted Assets)	$38,861	13.42%	$17,381	>6.00%	$23,175	>8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$38,861	13.42%	$13,036	>4.50%	$18,829	>6.50%

Tier I Capital (to Average Assets)	$38,861	10.24%	$15,185	>4.00%	$18,982	>5.00%

As of December 31, 2018:

Total Capital (to Risk-Weighted Assets)	$41,685	14.50%	$22,999	>8.00%	$28,748	>10.00%

Tier I Capital (to Risk-Weighted Assets)	$38,703	13.46%	$17,252	>6.00%	$23,003	>8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$38,703	13.46%	$12,939	>4.50%	$18,690	>6.50%

Tier I Capital (to Average Assets)	$38,703	10.29%	$15,045	>4.00%	$18,806	>5.00%

NOTE 6 – STOCK-BASED COMPENSATION

The Company has fully vested stock options outstanding under the 2001 Stock Option Plan and vested and unvested stock options and restricted stock awards under the 2017 Equity Incentive Plan.

A summary of stock option activity during the three months ended March 31, 2019 and 2018 is presented below:

	For the three Months Ended March 31, 2019
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term (years)

Outstanding, December 31, 2018	164,410	$14.69	5.8
Granted	1,000	14.63
Exercised	-	-
Forfeited or expired	-	-

Outstanding, March 31, 2019	165,410	$14.69	5.6

Exercisable, March 31, 2019	38,690	$13.93	4.7

	For the three Months Ended March 31, 2018
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term (years)

Outstanding, December 31, 2017	207,108	$14.18	6.2
Granted	5,000	15.48
Exercised	-	-
Forfeited or expired	(1,002)	14.90

Outstanding, March 31, 2018	211,106	$14.28	5.9

Exercisable, March 31, 2018	28,456	$9.65	1.3

The exercise price of outstanding stock options at March 31, 2019 range from $9.65 to $15.48 per share. The grant date fair value of stock options awarded in the three months ended March 31, 2019 was $3.77 using the Black-Scholes-Merton options pricing model with the following inputs and assumptions:

Grant date stock price	$14.63
Dividend yield	0.00%
Expected volatility	19.55%
Risk-free interest rate	2.63%
Expected life in years	6

A summary of restricted stock activity during the three months ended March 31, 2019 and 2018 is presented below:

		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Price	Term (years)

For the Quarter Ended March 31, 2019

Outstanding, December 31, 2018	49,829	$14.90	4.0

Granted	-	-
Vested	-	-
Forfeited or expired	-	-

Outstanding, March 31, 2019	49,829	$14.90	3.8

	For the Quarter Ended March 31, 2018

Outstanding, December 31, 2017	74,750	$14.90	4.9

Granted	429	15.48
Vested	-	-
Forfeited or expired	-	-

Outstanding, March 31, 2018	75,179	$14.90	4.7

Compensation and benefits included $75,000 and $86,000 of stock-based expense for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, there was $1,130,000 of total unrecognized stock-based expense including $448,000 related to unvested stock options and $682,000 from restricted stock awards granted under the 2017 Equity Incentive Plan that is expected to be recognized over the next 3.7 years.

NOTE 7 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table presents information about assets and liabilities measured at fair value on a recurring and non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair values as of March 31, 2019 and December 31, 2018.

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

March 31, 2019
Recurring basis
Mortgage-backed securities	$-	$27,543,018	$-	$27,543,018
U.S. Government agencies	-	1,310,423	-	1,310,423
Municipal obligations	-	3,717,438	-	3,717,438
Loans held for sale	-	14,614,579	-	14,614,579
Derivative IRLC's	-	-	360,830	360,830
Derivative forward commitments	-	(94,922)	-	(94,922)
Nonrecurring basis
Impaired loans	-	-	3,605,635	3,605,635

Totals	$-	$47,090,536	$3,966,465	$51,057,001

December 31, 2018:
Recurring basis
Mortgage-backed securities	$-	$28,310,358	$-	$28,310,358
U.S. Government agencies	-	1,445,032	-	1,445,032
Municipal obligations	-	3,673,268	-	3,673,268
Loans held for sale	-	26,884,014	-	26,884,014
Derivative IRLC's	-	-	380,866	380,866
Derivative forward commitments	-	(153,906)	-	(153,906)
Nonrecurring basis
Impaired loans	-	-	3,643,608	3,643,608

Totals	$-	$60,158,766	$4,024,474	$64,183,240

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

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2019 or 2018.

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018.

			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
At March 31, 2019:
Financial assets:
Cash and due from banks	$4,719	$4,719	$4,719	$-	$-
Interest-bearing deposits with banks	6,855	6,855	6,855	-	-
Available-for-sale securities	32,571	32,571	-	32,571	-
Loans held for sale	14,615	14,615	-	14,615	-
Loans held for investment, net	286,875	287,346	-	-	287,346
Derivative IRLC's	361	361	-	-	361
Derivative forward commitments	(95)	(95)	-	(95)	-
Stock in financial institutions	3,937	3,937	-	3,937	-

Financial liabilities:
Demand deposits, savings and NOW deposits	189,915	176,906	176,906	-	-
Time deposits	77,970	78,208	-	78,208	-
Federal Home Loan Bank advances	50,000	49,880	-	49,880	-

At December 31, 2018:
Financial assets:
Cash and due from banks	$6,374	$6,374	$6,374	$-	$-
Interest-bearing deposits with banks	5,400	5,400	5,400	-	-
Available-for-sale securities	33,429	33,429	-	33,429	-
Loans held for sale	26,884	26,884	-	26,884	-
Loans held for investment, net	282,790	283,466	-	-	283,466
Derivative IRLC's	381	381	-	-	381
Derivative forward commitments	(154)	(154)	-	(154)	-
Stock in financial institutions	3,910	3,910	-	3,910	-

Financial liabilities:
Demand deposits, savings and NOW deposits	187,700	172,049	172,049	-	-
Time deposits	77,359	77,688	-	77,688	-
Federal Home Loan Bank advances	67,000	66,653	-	66,653	-

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

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 financial assets measured on a non-recurring basis:

	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
At March 31, 2019
Impaired loans
Commercial real estate	$2,988,885	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
One- to four-family residential real estate	616,750	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Total Impaired Loans	$3,605,635

Derivative IRLC's	$360,830	Internal pricing model	Pull-through rate		73%

At December 31, 2018
Impaired loans
Commercial real estate	$2,993,923	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
One- to four-family residential real estate	649,685	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Total Impaired Loans	$3,643,608

Derivative IRLC's	$380,866	Internal pricing model	Pull-through rate		77%

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

	Three Months Ended March 31,
	2019	2018

Basic:
Net income	$41,208	$370,627
Less: Earnings allocated to participating securities	(643)	(8,495)

Net income allocated to common shareholders	$40,565	$362,132

Weighted-average common shares outstanding including participating securities	3,360,612	3,444,390
Less: Average participating securities	(49,798)	(74,907)
Less: Average unallocated ESOP Shares	(170,316)	(176,102)

Average shares	3,140,499	3,193,381

Basic earnings per common share	$0.01	$0.11

Diluted:
Net income allocated to common shareholders	$40,565	$362,132

Weighted-average common shares outstanding for basic earnings per common share	3,140,499	3,193,381
Add: Dilutive effects of assumed exercises of stock options	4,712	13,745

Weighted average shares and dilutive potential common shares	3,145,210	3,207,126

Diluted earnings per common share	$0.01	$0.11

Our restricted stock awards are participating securities since they participate in common stock dividends.

Stock options for 4,000 shares were not considered in computing diluted earnings per common share for the three months ended March 31, 2019 because they were antidilutive. There were no stock options considered antidilutive for the three months ended March 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section as of and for the three months ended March 31, 2019 and 2018, has been derived from the consolidated financial statements that appear elsewhere in this report. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

	Three Months Ended March 31,
	2019			2018
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$304,449	$4,332	5.77%	$273,362	$3,876	5.75%
Securities	33,405	224	2.72%	26,927	149	2.24%
Other interest earning assets	19,538	122	2.53%	15,705	67	1.73%
Total interest-earning assets	357,393	4,678	5.31%	315,994	4,092	5.25%
Noninterest-earning assets	23,617			23,679
Total assets	$381,009			$339,673

Interest-bearing liabilities:
Checking, money market and savings accounts	$145,326	$467	1.30%	$130,535	$282	0.88%
Certificates of deposit	80,060	394	2.00%	66,843	212	1.29%
Total deposits	225,387	861	1.55%	197,378	494	1.02%
Advances from FHLB of Dallas	60,289	372	2.50%	41,222	149	1.47%
Total interest-bearing liabilities	285,675	1,233	1.75%	238,600	643	1.09%
Non-interest bearing deposits	44,191			45,712
Non-interest bearing liabilities	4,162			4,461
Total liabilities	334,028			288,773
Stockholders' equity	46,981			50,900
Total liabilities and stockholders' equity	$381,009			$339,673

Net interest income		$3,445			$3,449
Net interest rate spread (2)			3.56%			4.16%
Net interest-earning assets (3)	$71,717			$77,394

Net interest margin (4)			3.91%			4.43%
Average interest-earning assets to average interest-bearing liabilities	125.10%			132.44%

(1)	Yield/Rate for the three-month periods have been annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Cash and cash equivalents were $11.6 million at March 31, 2019 and $11.8 million at December 31, 2018. Daily cash and cash equivalent balances vary around our target levels of $5.0 to $10.0 million primarily due to the timing of commercial loan fundings and payoffs and changes in deposit balances, mortgage loans held for sale and FHLB advances.

Available-for-sale securities decreased $858,000, or 2.6%, during the three months ended March 31, 2019 to $32.6 million due to monthly payments on mortgage backed securities. There were no purchases or sales of available-for-sale securities in the three months ended March 31, 2019.

Loans held for sale at March 31, 2019 totaled $14.6 million, consisting entirely of residential mortgage loans. We currently sell a significant majority of our residential mortgage loans in the secondary market. At December 31, 2018, loans held for sale totaled $26.9 million. The balances at any date vary based upon the timing and volume of current loan originations and sales.

Loans held for investment increased $4.2 million, or 1.5%, to $289.9 million at March 31, 2019 from $285.7 million at December 31, 2018, due to organic growth. In the three months ended March 31, 2019, commercial real estate loans increased $5.0 million to $238.1 million and represented 81.8% of the gross loan portfolio at March 31, 2019, compared to 81.3% at December 31, 2018.

Total deposits increased $2.7 million, or 1.0%, to $267.9 million at March 31, 2019 from $265.2 million at December 31, 2018. The increase included a $3.9 million, or 2.7%, increase in savings and NOW deposits and a $431,000, or 0.6% increase in time deposits, partially offset by a $1.7 million, or 3.7%, decrease in demand deposits.

Federal Home Loan Bank advances were down $17.0 million, or 25.4%, to $50.0 million at March 31, 2019 compared to $67.0 million at December 31, 2018. The decrease was primarily due to a $12.3 million decrease in loans held for sale and the $2.7 million increase in deposits. We utilize short-term borrowings to fund loans held for sale, and long-term borrowings and some short-term borrowings to fund net growth in loans held for investment.

Accrued interest and other liabilities increased $4.9 million, or 116.7%, to $9.1 million at March 31, 2019 compared to $4.2 million at December 31, 2018. The increase was due to a $5.0 million brokered CD that matured in late March 2019, but the money wasn't remitted until April 1 so it was in other liabilities over quarter end.

Total stockholders’ equity increased $0.2 million to $46.6 million at March 31, 2019 from $46.4 million at December 31, 2018. The largest changes in stockholders’ equity included a $264,000 increase due to securities fair value appreciation and a $278,000 reduction due to common stock repurchases.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

General. We had net income of $41,000 for the three months ended March 31, 2019, which was $330,000 less than net income of $371,000 for the three months ended March 31, 2018. The decrease was primarily caused by a $609,000, or 18.2%, decrease in gain on sale of loans and a $66,000 larger provision for loan losses, partially offset by a $260,000, or 4.0%, decrease in noninterest expense and an $89,000 decrease in income tax expense.

Interest Income. Interest income increased $585,000, or 14.3%, to $4.7 million for the three months ended March 31, 2019 from $4.1 million for the three months ended March 31, 2018. The increase was due to a $41.4 million, or 13.1%, increase in average interest-earning assets and a six basis point increase in average yields, partially offset by a change in asset mix as loans, our highest yielding assets, decreased to 85.2% of average interest-earning assets from 86.5% of average interest-earning assets. The six basis point increase in yield on average interest earning assets included yield increases on loans, securities and other interest earning assets of two basis points, 48 basis points and 80 basis points, respectively. Interest income on loans increased due primarily to a $31.1 million, or 11.4%, increase in average loan balances due to organic growth and a two basis point increase in yield. Interest on securities increased $75,000, or 50.3%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due primarily to a $6.5 million, or 24.1%, increase in average loan balances due to fourth quarter 2018 purchases and a 48 basis point increase in yield due to favorable market rate increases.

Interest Expense. Interest expense increased $590,000, or 91.7%, to $1.2 million for the three months ended March 31, 2019 from $643,000 for the three months ended March 31, 2018. The increase was the result of increases of $368,000, or 74.4%, in interest expense on deposits and $222,000, or 148.8%, in interest expense on borrowings. The average balance of borrowings increased $19.1 million, or 46.3%, from the quarter ended March 31, 2018 to the quarter ended March 31, 2019 and the average rate paid increased 103 basis points to 2.50% for the three months ended March 31, 2019 from 1.47% for the three months ended March 31, 2018.

Interest paid on checking, money market and savings accounts increased $185,000, or 65.6%, to $467,000 for the three months ended March 31, 2019 from $282,000 for the three months ended March 31, 2018. The average rate we paid on such deposit accounts increased 42 basis points to 1.30% for the three months ended March 31, 2019 from 0.88% for the three months ended March 31, 2018 due to the increase in market interest rates, and the average balance increased $14.8 million, or 11.3%, to $145.3 million for the three months ended March 31, 2019 from $130.5 million for the three months ended March 31, 2018.

Interest on certificates of deposits increased $182,000, or 85.8%, to $394,000 for the three months ended March 31, 2019 from $212,000 for the three months ended March 31, 2018. The average rate paid on certificates of deposit increased 71 basis points, or 55.0%, to 2.00% for the three months ended March 31, 2019 compared to 1.29% for the three months ended March 31, 2018 due to the increase in market interest rates. The average balance of certificates of deposit increased $13.3 million, or 19.8%, to $80.1 million for the three months ended March 31, 2019 from $66.8 million for the three months ended March 31, 2018.

The average rates we pay on deposits is considerably higher in the Arizona market.

Net Interest Income. Net interest income decreased $4,000 and was $3.4 million for each of the three months ended March 31, 2019 and 2018, primarily due to a 13.1% increase in average interest earning assets mostly offset by a 60 basis point decrease in net interest rate spread to 3.56% for the three months ended March 31, 2019 from 4.16% for the three months ended March 31, 2018. Average interest bearing liability rates increased 66 basis points compared to a six basis point increase in the average interest earning assets yield. Our average net interest-earning assets decreased by $5.7 million, or 7.3%, to $71.8 million for the three months ended March 31, 2019 from $77.4 million for the three months ended March 31, 2018 due primarily to higher growth in interest-bearing liabilities than interest-earning assets. Loan yield was 5.77% of average loans for the three months ended March 31, 2019, compared to 5.75% for the comparable quarter in 2018. Our cost of borrowings increased 103 basis points to 2.50% for the quarter ended March 31, 2019 from 1.47% for the quarter ended March 31, 2018 due to the increase in short-term market interest rates. The target Federal Funds rate has increased 175 basis points from 0.75% at December 31, 2016 to 2.50% at March 31, 2019 with three 25 basis point increases in 2017 and four in 2018.

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

See “Asset Quality - Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we recorded a provision for loan losses of $88,000 for the three months ended March 31, 2019, compared to $22,000 for the three months ended March 31, 2018. In the three months ended March 31, 2019, the allowance for loan losses increased $80,000 or 2.8%, including an $88,000 increase from provisions, partially offset by $7,000 in net charge-offs.

To the best of our knowledge, at March 31, 2019 we have recorded all loan losses that are both probable and reasonable to estimate.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about the recoverability of our loan balances based upon information available to it at the time of its examination.

 Noninterest Income. Noninterest income decreased $609,000, or 17.1%, to $2.9 million for the three months ended March 31, 2019 from $3.6 million for the three months ended March 31, 2018 due primarily to an 18.2% decrease in loan sales gains.

The gain on sale of loans decreased $609,000, or 18.2%, to $2.7 million for the three months ended March 31, 2019 from $3.4 million for the three months ended March 31, 2018 due primarily to the effects of pipeline fair value adjustment on sales gain. During the three months ended March 31, 2019, we sold $73.8 million of mortgage loans for a gain of $2.7 million, compared to $72.8 million of mortgage loan sales during the three months ended March 31, 2018 for a gain of $3.2 million. We sold $431,000 of SBA loans during the three months ended March 31, 2019 and recognized $27,000 of sales gains directly into income compared to $1.3 million of SBA loan sales in the quarter ended March 31, 2018 with gains of $108,000. We realized a 4.0% average premium (gain on sale/sold loans) on the sales of mortgage loans for the three months ended March 31, 2019 and 3.7% for the three months ended March 31, 2018. Premiums vary from period to period based upon the mix of government Federal Housing Administration (FHA) and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates.

Noninterest Expense. Noninterest expense decreased $260,000, or 4.0%, to $6.3 million for the three months ended March 31, 2019 from $6.5 million for the three months ended March 31, 2018, despite a 12.2% increase in average assets. The decrease was primarily related to reductions in professional fees, salaries and benefits and other expense, including loan related and travel and entertainment expense, partially offset by an increase in data processing fees.

Provision for Income Tax. Provision for income tax expense was $6,000 for the three months ended March 31, 2019, representing an effective tax rate of 12.7% on pre-tax income. There are numerous differences between pre-tax income and actual taxable income that have an effect on the effective income tax rate for any given period. We recognized an income tax expense of $95,000.for the three months ended March 31, 2018 representing 20.4% of the $466,000 income before income taxes.

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

Non-Performing Loans and Non-Performing Assets The following table sets forth information regarding our nonperforming assets.

	At March 31,	At December 31,
	2019	2018
	(Dollars in thousands)
Nonaccrual loans
Real estate loans:
One- to four-family residential real estate	$617	$650
Commercial real estate	2,989	2,994
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total nonaccrual loans	3,606	3,644
Accruing loans past due 90 days or more	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	3,606	3,644
Other real estate (ORE)
One- to four-family residential real estate	-	-
Commercial real estate	-	-
Total other real estate	-	-
Total nonperforming assets	$3,606	$3,644

Ratios:
Nonperforming loans to gross loans held for investment	1.24%	1.27%
Nonperforming assets to total assets	0.96%	0.95%
Nonperforming assets to gross loans held for investment and ORE	1.24%	1.27%

One loan relationship secured by real estate comprises $2.7 million, or 76%, of the $3.6 million in nonaccrual loans at March 31, 2019, and $2.3 million, or 64%, of the total March 31, 2019 nonaccrual loan balance, is guaranteed by the SBA. This is a loan to an operating commercial entity that has filed for Chapter 11 bankruptcy protection. The loan is 75% SBA guaranteed and the outstanding balance is collateralized by the real estate and all business assets.

Due to the decrease in nonaccrual loans, the nonperforming asset ratios decreased from December 31, 2018 to March 31, 2019.

Interest income that would have been recorded for the three months ended March 31, 2019, had nonaccruing loans been current according to their original terms amounted to $80,000. We recognized $0 in interest income on nonaccrual loans and $0 related to a troubled debt restructurings for the three months ended March 31, 2019.

As of March 31, 2019 and December 31, 2018 we had $52,000 and $54,000 in current troubled debt restructurings, respectively.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)

Balance at beginning of period	$2,901	$3,117
Provision for (credit to) loan losses	87	22
Charge-offs:
One- to four-family residential real estate loans	(9)	(23)
Commercial real estate loans	-	-
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total charge-offs	(9)	(23)
Recoveries:
One- to four-family residential real estate loans	-	6
Commercial real estate loans	-	-
Commercial and industrial loans	2	-
Consumer and other loans	-	-
Total recoveries	2	6
Net charge-offs recoveries	(7)	(17)

Balance at end of period	$2,981	$3,122

Allowance for loan losses to nonperforming loans	82.68%	54.83%
Allowance for loan losses to total loans	1.03%	1.19%
Allowance for loan losses to total loans less acquired loans	1.04%	1.28%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.00)%	-0.01%

The ratio of our allowance for loan losses to nonperforming loans increased due to a 36.7% decrease in nonperforming loans partially offset by a 4.5% decrease in the allowance for loan losses. The allowance for loan losses to total loans ratios decreased because total gross loans increased 10.9% and the allowance for loan losses decreased 4.5%.

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

We believe that we have enough sources of liquidity to satisfy our short-term liquidity needs as of March 31, 2019.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2019, cash and cash equivalents totaled $11.6 million. Available-for-sale securities, which provide additional sources of liquidity, totaled $32.6 million at March 31, 2019. In addition, at March 31, 2019, we had $50.0 million of advances outstanding from the Federal Home Loan Bank of Dallas and the ability to borrow an additional $102.3 million from the FHLB, $9.8 million from the Independent Bankers Bank (TIB), and $6.0 million from the Pacific Coast Bankers Bank (PCBB).

At March 31, 2019, we had $41.4 million in loan commitments outstanding, and $35.4 million in commitments to originate and sell mortgage loans. In addition, we had $19.2 million in unused lines of credit and $0 in commitments issued under standby letters of credit. Time deposits due within one year as of March 31, 2019 totaled $35.9 million, or 13.40% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2020. We believe, however, based on past experience that a significant portion of our time deposits will remain with us, either as time deposits or as other deposit products. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended March 31, 2019, we originated $21.6 million of loans held for investment and $61.1 million of mortgage loans held for sale, compared to $28.5 million of loans held for investment and $72.3 million of mortgage loans held for sale during the three months ended March 31, 2018. In the three months ended March 31, 2019 and 2018 we purchased $0 and $3.3 million in securities, respectively. We have not purchased any whole loans in the past two years.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases of $2.7 million and $6.2 million in total deposits for the three months ended March 31, 2019 and 2018, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits so that we are competitive in our market area.

We had $50.0 million in Federal Home Loan Bank advances at March 31, 2019 and $67.0 million at December 31, 2018.

Bancorp 34, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to stockholders, to repurchase its common stock, and for other corporate purposes. Bancorp 34, Inc.’s primary source of liquidity is dividend payments it may receive from the Bank. At March 31, 2019, Bancorp 34, Inc. (on an unconsolidated basis) had liquid assets of $4.6 million.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2019 and December 31, 2018, Bank 34 exceeded all regulatory capital requirements. Bank 34 is considered “well-capitalized” under regulatory guidelines.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)

On October 24, 2017, the Company adopted its first repurchase program under which it was authorized to repurchase up to 171,910 shares of its common stock, or approximately 5.0% of the Company’s outstanding shares. Under that program 28,000 shares were repurchased in December 2017, 125,500 were repurchased in 2018 and the program was completed with 18,410 shares repurchased in the first quarter of 2019. No shares remain available for repurchase under that program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company’s repurchases of common stock for the three months ended March 31, 2019 were as follows:

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average Price	Part of Publicly	Be Purchased Yet
	Shares	Paid	Announced Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)

January 1, 2019 through January 31, 2019	---	---	---	18,410

February 1, 2019 through February 28, 2019	10,000	$14.85	10,000	8,410

March 1, 2019 through March 31, 2019	8,410	$15.25	8,410	0

	18,410		18,410

(1) On October 24, 2017, the Company adopted a repurchase program under which it would repurchase up to 171,910 shares of its common stock, or approximately 5.0% of the Company’s outstanding shares. The repurchase program was completed in February 2019.

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

101

The following financial statements from the Bancorp 34, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Bancorp 34, Inc. (File No. 333-21182), originally filed with the Securities and Exchange Commission on September 3, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP 34, INC.

Date: April 26,2019	/s/ Jill Gutierrez
Jill Gutierrez
President and Chief Executive Officer

Date: April 26, 2019	/s/ Jan R. Thiry
Jan R. Thiry
Executive Vice President and Chief Financial Officer