Form 10-Q
period 2019-06-30
Bancorp 34, Inc.
filed 2019-08-08
CIK 1668340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

(575) 437-9334

(Registrant’s telephone number)

                                           N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BCTF	The NASDAQ Stock Market, LLC

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

YES         NO   X

Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of August 06, 2019 were 3,332,260.

Bancorp 34, Inc.
FORM 10-Q

Index

		Page
	Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	2

	Consolidated Statements of Comprehensive (loss) Income for the Three and Six Months ended June 30, 2019 and 2018 (unaudited)	3

	Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months ended June 30, 2019 (unaudited) and Year Ended December 31, 2018	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

	Part II. Other Information

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

Signatures		41

Item 1. Financial Statements

BANCORP 34, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30, 2019	December 31, 2018

ASSETS
Cash and due from banks	$6,323,991	$6,374,457
Interest-bearing deposits with banks	18,885,000	5,400,000
Total cash and cash equivalents	25,208,991	11,774,457

Available-for-sale securities, at fair value	34,670,131	33,428,658
Loans held for sale - discontinued operations	2,980,149	26,884,014

Loans held for investment	292,636,761	285,691,372
Allowance for loan losses	(3,068,291)	(2,901,091)
Loans held for investment, net	289,568,470	282,790,281

Premises and equipment, net	9,268,280	9,558,943
Premises and equipment, net - discontinued operations	26,542	56,683
Stock in financial institutions, restricted, at cost	3,965,161	3,910,361
Accrued interest receivable	1,000,195	863,513
Accrued interest receivable - discontinued operations	11,665	11,527
Deferred income taxes, net	2,074,309	2,196,928
Bank owned life insurance	10,711,034	10,573,069
Core deposit intangible, net	151,678	172,108
Prepaid and other assets	900,699	815,950
Prepaid and other assets - discontinued operations	54,207	241,415

TOTAL ASSETS	$380,591,511	$383,277,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$47,948,494	$45,350,477
Savings and NOW deposits	151,264,736	142,349,920
Time deposits	80,197,909	77,538,576
Total deposits	279,411,139	265,238,973

Federal Home Loan Bank advances	50,000,000	67,000,000
Escrows	243,837	228,816
Escrows - discontinued operations	44,011	149,776
Accrued interest and other liabilities	3,626,504	3,520,201
Accrued interest and other liabilities - discontinued operations	939,732	717,407
Total liabilities	334,265,223	336,855,173

Commitments and contingencies (note 5)	-	-

Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 authorized, 0 issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 authorized, 3,339,220 and 3,374,565 issued and outstanding.	33,392	33,746
Additional paid-in capital	25,099,268	25,500,873
Retained earnings	22,464,648	22,928,777
Accumulated other comprehensive income (loss), net of tax	340,420	(396,148)
Unearned employee stock ownership plan (ESOP) shares	(1,611,440)	(1,644,514)
Total stockholders’ equity	46,326,288	46,422,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$380,591,511	$383,277,907

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Interest income
Interest and fees on loans	$4,414,091	$3,793,706	$8,567,298	$7,542,681
Interest on securities	230,266	147,407	454,073	295,988
Interest on other interest-earning assets	128,265	73,546	250,254	141,576
Total interest income	4,772,622	4,014,659	9,271,625	7,980,245

Interest expense
Interest on deposits	912,081	512,966	1,773,350	1,006,702
Interest on borrowings	265,698	165,876	543,863	253,070
Total interest expense	1,177,779	678,842	2,317,213	1,259,772

Net interest income	3,594,843	3,335,817	6,954,412	6,720,473
Provision for loan losses	85,000	71,000	172,500	93,000

Net interest income after provision for loan losses	3,509,843	3,264,817	6,781,912	6,627,473

Noninterest income
Gain on sale of loans	31,390	15,043	58,297	122,988
Service charges and fees	114,068	94,575	209,267	178,964
Bank owned life insurance income	92,709	91,149	183,971	179,746
Other	9,835	2,335	20,991	26,941
Total noninterest income	248,002	203,102	472,526	508,639

Noninterest expense
Salaries and benefits	1,644,543	1,486,626	3,232,069	3,029,092
Occupancy	349,276	351,194	700,692	698,006
Data processing fees	507,933	367,954	992,659	768,954
FDIC and other insurance expense	60,460	51,332	146,063	101,865
Professional fees	227,331	216,518	409,490	511,383
Advertising	38,141	31,469	104,198	81,064
Other	269,152	295,000	502,640	594,600
Total noninterest expense	3,096,836	2,800,093	6,087,811	5,784,964

Income from continuing operations before provision for income taxes	661,009	667,826	1,166,627	1,351,148
Provision for income taxes	148,277	162,295	266,752	309,824

Net income from continuing operations	512,732	505,531	899,875	1,041,324

Discontinued operations
Loss from discontinued operations	$(1,132,237)	$(168,969)	$(1,590,638)	$(386,521)
Benefit for income taxes	(279,727)	(42,999)	(392,193)	(95,385)
Net loss from discontinued operations	(852,510)	(125,970)	(1,198,445)	(291,136)

NET (LOSS) INCOME	(339,778)	379,561	(298,570)	750,188

Other comprehensive income
Unrealized gain (loss) on available-for-sale securities	634,099	(143,091)	988,018	(490,359)
Tax effect of unrealized (gain) loss on available-for-sale securities	(161,378)	36,417	(251,450)	125,097
Unrealized gain (loss) on available-for-sale securities, net of tax	472,721	(106,674)	736,568	(365,262)

COMPREHENSIVE INCOME	$132,943	$272,887	$437,998	$384,926

(Loss) Earnings per common share - Basic
Earnings per common share - continuing operations	$0.16	$0.16	$0.29	$0.32
Loss per common share - discontinued operations	(0.27)	(0.04)	(0.38)	(0.09)
(Loss) Earnings per common share - Basic	$(0.11)	$0.12	$(0.09)	$0.23

(Loss) Earnings per common share - Diluted
Earnings per common share - continuing operations	$0.16	$0.16	$0.29	$0.32
Loss per common share - discontinued operations	(0.27)	(0.04)	(0.38)	(0.09)
(Loss) Earnings per common share - Diluted	$(0.11)	$0.12	$(0.09)	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common	Common	Paid-In	Retained	Income	ESOP	Stockholders'
	Shares	Stock	Capital	Earnings	(Loss)	Shares	Equity

BALANCE, DECEMBER 31, 2017	3,490,672	$34,907	$26,849,822	$26,060,598	$(274,266)	$(1,700,372)	$50,970,689

Net income	-	$-	$-	$370,627	$-	$-	$370,627
Unrealized loss on available-for-sale securities, net	-	-	-	-	(258,588)	-	(258,588)
Restricted stock awards	429	4	(4)	-	-	-	-
Amortization of equity awards	-	-	93,672	-	-	13,964	107,636
Share repurchase	(102,500)	(1,025)	(1,571,025)	-	-	-	(1,572,050)
BALANCE MARCH 31, 2018	3,388,601	$33,886	$25,372,465	$26,431,225	$(532,854)	$(1,686,408)	$49,618,314

Net income	-	$-	$-	$379,561	$-	$-	$379,561
Unrealized loss on available-for-sale securities, net	-	-	-	-	(106,674)	-	(106,674)
Stock option exercise	15,464	155	149,073	-	-	-	149,228
Amortization of equity awards	-	-	95,519	-	-	13,965	109,484
Dividend paid - $1.25 per share	-	-	-	(4,161,114)	-	-	(4,161,114)
BALANCE JUNE 30, 2018	3,404,065	$34,041	$25,617,057	$22,649,672	$(639,528)	$(1,672,443)	$45,988,799

BALANCE, DECEMBER 31, 2018	3,374,565	$33,746	$25,500,873	$22,928,777	$(396,148)	$(1,644,514)	$46,422,734

Net income	-	$-	$-	$41,208	$-	$-	$41,208
Unrealized gain on available-for-sale securities, net	-	-	-	-	263,847	-	263,847
Amortization of equity awards	-	-	85,680	-	-	18,059	103,739
Share repurchase	(18,410)	(185)	(277,486)	-	-	-	(277,671)
BALANCE MARCH 31, 2019	3,356,155	$33,561	$25,309,067	$22,969,985	$(132,301)	$(1,626,455)	$46,553,857

Net loss	-	$-	$-	$(339,778)	$-	$-	$(339,778)
Unrealized gain on available-for-sale securities, net	-	-	-	-	472,721	-	472,721
Stock option exercise	7,260	73	69,985	-	-	-	70,058
Restricted stock forfeitures	(1,200)	(12)	12	-	-	-	-
Amortization of equity awards	-	-	78,374	-	-	15,015	93,389
Share repurchase	(22,995)	(230)	(358,170)	-	-	-	(358,400)
Dividend paid - $0.05 per share	-	-	-	(165,559)	-	-	(165,559)
BALANCE JUNE 30, 2019	3,339,220	$33,392	$25,099,268	$22,464,648	$340,420	$(1,611,440)	$46,326,288

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net (Loss) Income	$(298,570)	$750,188
Less: Net loss from discontinued operations	(1,198,445)	(291,136)
Net income from continuing operations	899,875	1,041,324
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	323,710	355,997
Stock dividends on financial institution stock	(54,800)	(35,100)
Amortization of premiums and discounts on securities, net	51,133	149,740
Amortization of ESOP awards	33,074	27,929
Amortization of stock-based compensation	164,054	189,191
Amortization of core deposit intangible	20,430	26,202
Gain on sale of loans	(58,297)	(122,988)
Proceeds from sale of loans	993,026	1,566,494
Provision for loan losses	172,500	93,000
Net appreciation on bank-owned life insurance	(137,965)	(139,298)
Deferred income tax (benefit) expense	(128,832)	64,144
Changes in operating assets and liabilities:
Accrued interest receivable	(136,820)	(60,793)
Prepaid and other assets	102,459	(585,001)
Accrued interest and other liabilities	328,628	493,398
Net cash from operating activities - continuing operations	2,572,175	3,064,239
Net cash from operating activities - discontinued operations	22,705,420	(6,175,485)
Net cash from operating activities	25,277,595	(3,111,246)

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	2,874,659	2,559,998
Purchases of available-for-sale securities	(3,179,247)	(8,033,591)
Purchase of bank-owned life insurance	-	(155,000)
Net change in loans held for investment	(7,885,418)	(20,200,083)
Purchases of premises and equipment	(2,905)	(170,617)
Net cash from investing activities	(8,192,911)	(25,999,293)

Cash flows from financing activities
Net change in deposits	14,172,166	10,946,882
Net change in escrows	(90,744)	94,956
Proceeds from Federal Home Loan Bank advances	30,000,000	80,000,000
Repayments of Federal Home Loan Bank advances	(47,000,000)	(45,000,000)
Exercise of stock options	70,058	149,228
Dividends paid	(165,559)	(4,161,114)
Common stock repurchases	(636,071)	(1,572,050)
Net cash from financing activities	(3,650,150)	40,457,902

Net change in cash and cash equivalents	13,434,534	11,347,363

Cash and cash equivalents, beginning of period	11,774,457	9,873,178

Cash and cash equivalents, end of period	$25,208,991	$21,220,541

Supplemental disclosures:
Interest on deposits and advances paid	$2,272,650	$1,281,600
Income taxes paid	$21,000	$109,100
Loans transferred to loans held for sale	$934,729	$1,443,506

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

In May 2019, Bank 34 took steps to exit the Bank's operations with respect to originating residential mortgage loans for sale into the secondary market ("Mortgage Banking"). The Mortgage Banking operations that will be disposed of, and that represent a strategic shift that will have a major effect on operations and financial results, are accounted for as discontinued operations. Additional information on discontinued operations can be found in Note 2 – Discontinued Operations.

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

Rising and falling interest rate environments can have various impacts on the Bank’s net interest income, depending on the interest rate gap that the Bank maintains. The Bank’s net interest income is also affected by prepayments of loans and early withdrawals of deposits.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition, cash flows and results of operations at the dates and for the periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations for the full fiscal year or for any other period. This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Discontinued Operations – As discussed in Note 2 - Discontinued Operations, current and prior periods presented in the consolidated statements of (loss) income as well as the related note disclosures covering income and expense amounts have been retrospectively adjusted for the impact of discontinued operations for comparative purposes. The consolidated balance sheets and related note disclosures for prior periods also reflect the reclassification of certain assets and liabilities to discontinued operations.

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

* Transaction-based fees - We earn fees based on specific services provided to our customer. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

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

NOTE 2 – DISCONTINUED OPERATIONS

On May 9, 2019, the Company entered into a purchase and assumption agreement to transfer its mortgage banking operations to another financial institution. Under the agreement, the other financial institution would offer employment to a majority of the Company’s mortgage operations employees. Assuming a majority of key employees at those locations agreed to transfer, the other financial institution would assume certain leases and fixed assets at those locations. Subsequent to that transaction, a majority of the mortgage operation employees made arrangements to transfer to different financial institutions, which similarly agreed to assume certain leases and fixed assets at those respective locations. Some sales and assumption agreements with these different financial institutions were consummated in the second quarter of 2019 and the remainder are expected to be consummated in the third quarter of 2019. Subject to customary closing conditions, all related transactions are expected to be completed by September 30, 2019. The Company will not have continuing involvement with the mortgage banking operations once those transactions are complete. The Company discontinued issuing mortgage interest rate lock commitments (IRLC's) in its name in May 2019 and originating mortgage loans held for sale in its name in June 2019.

Income and expense related to mortgage banking operations are included in discontinued operations and prior period financial information has been retrospectively adjusted for the impact of discontinued operations.

The following table summarizes the net loss on disposal of discontinued operations:

	Three Months	Six Months
	Ended	Ended
	June 30, 2019	June 30, 2019

Severance benefits	$147,948	$147,948
Leases, software & other contractual obligations	360,613	360,613
Fixed asset losses	30,423	30,423
Other costs	212,998	212,998
Net Loss on Disposal	$751,982	$751,982

The following table presents results of discontinued operations for the three and six months ended June 30, 2019, and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net interest income	$85,484	$97,079	$170,782	$161,876

Gain on sale of loans	2,095,986	4,044,704	4,813,660	7,290,152
Other	190	-	190	-
Total noninterest income	2,096,176	4,044,704	4,813,850	7,290,152

Salaries and benefits	1,919,033	3,372,779	4,480,025	6,060,290
Occupancy	84,314	173,517	232,360	332,656
Data processing fees	282,503	367,471	584,369	689,877
Professional fees	51,993	43,481	107,972	75,672
Advertising	70,469	89,279	118,801	195,710
Net loss on disposal	751,982	-	751,982	-
Other	153,603	264,225	299,761	484,344
Total noninterest expense	3,313,897	4,310,752	6,575,270	7,838,549

Loss from discontinued operations	(1,132,237)	(168,969)	(1,590,638)	(386,521)
Benefit for income taxes	(279,727)	(42,999)	(392,193)	(95,385)

Net loss from discontinued operations	$(852,510)	$(125,970)	$(1,198,445)	$(291,136)

Net interest income from discontinued operations includes interest income on mortgage loans held for sale less interest expense allocated to mortgage banking operations equal to the average mortgage loans held for sale times the average rate on FHLB short-term borrowings.

Material assets and liabilities of mortgage banking operations are classified as Discontinued Operations in the consolidated balance sheet as of June 30, 2019, and prior year balances have been adjusted to conform with the current period presentation.

The following table summarizes the major categories of assets and liabilities classified as held for sale related to discontinued operations in the consolidated balance sheet as of:

	June 30, 2019	December 31, 2018

Loans held for sale - discontinued operations	$2,980,149	$26,884,014
Premises and equipment, net - discontinued operations	26,542	56,683
Accrued interest receivable - discontinued operations	11,665	11,527
Prepaid and other assets - discontinued operations	54,207	241,415

Total assets	$3,072,563	$27,193,639

Escrows - discontinued operations	44,011	149,776
Accrued interest and other liabilities - discontinued operations	939,732	717,407

Total liabilities	$983,743	$867,183

Net assets	$2,088,820	$26,326,456

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities have been classified in the consolidated balance sheets according to management’s intent at June 30, 2019 and December 31, 2018. The amortized cost of such securities and their approximate fair values were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2019
Available-for-sale securities
Mortgage-backed securities	$26,467,688	$429,033	$(197,730)	$26,698,991
U.S. Government agencies	1,291,408	4,090	(20,332)	1,275,166
Municipal obligations	6,454,203	241,771	-	6,695,974

Total	$34,213,299	$674,894	$(218,062)	$34,670,131

December 31, 2018
Available-for-sale securities
Mortgage-backed securities	$28,799,904	$115,824	$(605,370)	$28,310,358
U.S. Government agencies	1,487,917	-	(42,885)	1,445,032
Municipal obligations	3,672,023	2,363	(1,118)	3,673,268

Total	$33,959,844	$118,187	$(649,373)	$33,428,658

There were no sales of available-for-sale securities during the six months ended June 30, 2019 or 2018.

Amortized cost and fair value of securities by contractual maturity as of June 30, 2019 and December 31, 2018 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$403,612	$402,924
Due after one to five years	23,546,233	23,794,584	23,040,618	22,482,300
Due after five to ten years	7,488,721	7,563,485	10,515,614	10,543,434
Due after ten years	3,178,345	3,312,062	-	-

Totals	$34,213,299	$34,670,131	$33,959,844	$33,428,658

At June 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At June 30, 2019 and December 31, 2018, mortgage-backed securities included collateralized mortgage obligations of $13.0 million and $13.8 million, respectively, which are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position.

	June 30, 2019
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$-	$-	$13,244,444	$(197,730)	$13,244,444	$(197,730)
U.S. Government agencies	-	-	997,341	(20,332)	997,341	(20,332)

Total temporarily impaired securities	$-	$-	$14,241,785	$(218,062)	$14,241,785	$(218,062)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$8,605,742	$(200,190)	$10,740,671	$(405,180)	$19,346,413	$(605,370)
U.S. Government agencies	302,219	(885)	1,142,814	(42,000)	1,445,033	(42,885)
Municipal obligations	1,747,571	(430)	402,924	(688)	2,150,495	(1,118)

Total temporarily impaired securities	$10,655,532	$(201,505)	$12,286,409	$(447,868)	$22,941,941	$(649,373)

At June 30, 2019 and December 31, 2018, all of the government agencies and mortgage-backed securities held by the Company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2019.

Loans and securities with a carrying value of approximately $151.3 million at June 30, 2019 were pledged to secure Federal Home Loan Bank (“FHLB”) advances. In addition, securities with a carrying value of approximately $3.6 million at June 30, 2019 were pledged to secure public deposits.

NOTE 4 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$240,468,282	81.9%	$233,102,637	81.3%
One- to four-family residential real estate	29,671,016	10.1	29,855,462	10.4
Commercial and industrial	19,105,548	6.5	17,508,258	6.1
Consumer and other	4,391,098	1.5	6,374,532	2.2
Total gross loans	293,635,944	100.0%	286,840,889	100.0%
Unamortized loan fees	(999,183)		(1,149,517)
Loans held for investment	292,636,761		285,691,372
Allowance for loan losses	(3,068,291)		(2,901,091)
Loans held for investment, net	$289,568,470		$282,790,281

At June 30, 2019 and December 31, 2018, loans held for investment includes construction loans of $17.7 million and $20.8 million, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	2,426,902	219,630	398,339	23,420	3,068,291

Total	$2,426,902	$219,630	$398,339	$23,420	$3,068,291

Gross loans
Ending balance: individually evaluated for impairment	$2,982,136	$608,403	$-	$-	$3,590,539
Ending balance: collectively evaluated for impairment	237,486,146	29,062,613	19,105,548	4,391,098	290,045,405
Total	$240,468,282	$29,671,016	$19,105,548	$4,391,098	$293,635,944

	As of December 31, 2018
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	2,130,124	359,705	377,180	34,082	2,901,091

Total	$2,130,124	$359,705	$377,180	$34,082	$2,901,091

Gross loans
Ending balance: individually evaluated for impairment	$2,993,923	$649,685	$-	$-	$3,643,608
Ending balance: collectively evaluated for impairment	230,108,714	29,205,777	17,508,258	6,374,532	283,197,281
Total	$233,102,637	$29,855,462	$17,508,258	$6,374,532	$286,840,889

The following tables summarize activities for the allowance for loan losses for the six months ended June 30, 2019 and 2018 by quarter:

	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Balance December 31, 2018	$2,130,124	$359,705	$377,180	$34,082	$2,901,091

Provision for loan losses	211,173	(130,880)	9,738	(2,531)	87,500

Charge-offs	-	(8,686)	-	-	(8,686)
Recoveries	-	-	1,507	-	1,507
Net (charge-offs) recoveries	-	(8,686)	1,507	-	(7,179)

Balance March 31, 2019	$2,341,297	$220,139	$388,425	$31,551	$2,981,412

Provision for loan losses	85,605	(2,388)	9,914	(8,131)	85,000

Charge-offs	-	-	-	-	-
Recoveries	-	1,879	-	-	1,879
Net recoveries	-	1,879	-	-	1,879

Balance June 30, 2019	$2,426,902	$219,630	$398,339	$23,420	$3,068,291

Balance December 31, 2017	$2,055,911	$567,290	$462,406	$31,583	$3,117,190

Provision for loan losses	10,374	(46,975)	51,901	6,700	22,000

Charge-offs	-	(23,269)	-	-	(23,269)
Recoveries	-	6,249	-	-	6,249
Net charge-offs	-	(17,020)	-	-	(17,020)

Balance March 31, 2018	$2,066,285	$503,295	$514,307	$38,283	$3,122,170

Provision for loan losses	77,026	(22,165)	13,138	3,001	71,000

Charge-offs	-	-	-	-	-
Recoveries	-	6,250	-	-	6,250
Net recoveries	-	6,250	-	-	6,250

Balance June 30, 2018	$2,143,311	$487,380	$527,445	$41,284	$3,199,420

Nonperforming Assets – The following tables present an aging analysis of the recorded investment of past due loans as of June 30, 2019 and December 31, 2018. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, loans past due 90 days or more no longer accrue interest.

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

June 30, 2019
Commercial real estate	$-	$-	$2,744,405	$2,744,405	$237,723,877	$240,468,282
One- to four-family residential real estate	-	171,336	490,158	661,494	29,009,522	29,671,016
Commercial and industrial	-	-	-	-	19,105,548	19,105,548
Consumer and other	-	-	-	-	4,391,098	4,391,098

Totals	$-	$171,336	$3,234,563	$3,405,899	$290,230,045	$293,635,944

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

December 31, 2018
Commercial real estate	$-	$2,744,405	$-	$2,744,405	$230,358,232	$233,102,637
One- to four-family residential real estate	782,835	234,524	393,068	1,410,427	28,445,035	29,855,462
Commercial and industrial	-	-	-	-	17,508,258	17,508,258
Consumer and other	-	-	-	-	6,374,532	6,374,532

Totals	$782,835	$2,978,929	$393,068	$4,154,832	$282,686,057	$286,840,889

The following table sets forth nonaccrual loans and other real estate at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018

Nonaccrual loans
Commercial real estate	$2,982,136	$2,993,923
One- to four-family residential real estate	608,403	649,685
Commercial and industrial	-	-
Consumer and other	-	-
Total nonaccrual loans	3,590,539	3,643,608
Other real estate (ORE)	-	-

Total nonperforming assets	$3,590,539	$3,643,608

Nonperforming assets to gross loans held for investment and ORE	1.22%	1.27%
Nonperforming assets to total assets	0.94%	0.95%

One large loan relationship, 75% guaranteed by the SBA and partially secured by real estate, comprises $2.7 million, or 76.4%, of the $3.6 million in nonaccrual loans at June 30, 2019 and $2.3 million, or 64.2% of the total June 30, 2019 nonaccrual loan balance, is guaranteed by the SBA.

Credit Quality Indicators – The following table represents the credit exposure by internally assigned grades at June 30, 2019 and December 31, 2018. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

	As of June 30, 2019
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$235,347,875	$28,133,783	$18,869,322	$4,391,098	$286,742,078
Special mention	-	-	-	-	-
Substandard	5,120,407	1,537,233	236,226	-	6,893,866
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$240,468,282	$29,671,016	$19,105,548	$4,391,098	$293,635,944

	As of December 31, 2018
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$226,510,803	$27,990,417	$17,237,690	$6,374,532	$278,113,442
Special mention	1,981,667	268,892	-	-	2,250,559
Substandard	4,610,167	1,596,153	270,568	-	6,476,888
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$233,102,637	$29,855,462	$17,508,258	$6,374,532	$286,840,889

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

	As of June 30, 2019
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$2,982,136	$2,982,136	$-	$2,989,009
One- to four-family residential real estate	608,403	608,403	-	611,824
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
	$3,590,539	$3,590,539	$-	$3,600,833

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$2,982,136	$2,982,136	$-	$2,989,009
One- to four-family residential real estate	608,403	608,403	-	611,824
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
	$3,590,539	$3,590,539	$-	$3,600,833

	As of December 31, 2018
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$2,993,923	$2,993,923	$-	$3,007,495
One- to four-family residential real estate	649,685	649,685	-	656,436
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
	$3,643,608	$3,643,608	$-	$3,663,931

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$2,993,923	$2,993,923	$-	$3,007,495
One- to four-family residential real estate	649,685	649,685	-	656,436
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
	$3,643,608	$3,643,608	$-	$3,663,931

During the six months ended June 30, 2019 and 2018, $0 and $4,000 of interest income, respectively, was recognized on nonaccrual loans.

Certain loans within the Company’s loan portfolio are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to properties collateralizing Company loans at June 30, 2019 and December 31, 2018.

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

There was one troubled debt restructuring with a current payment status and principal balances of $51,000 and $54,000, as of June 30, 2019 and December 31, 2018, respectively.

NOTE 5 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET CREDIT RISK

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk are as follows as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Commitments to originate and sell mortgage loans	$-	$34,268,309
Commitments to extend credit	20,015,686	25,323,822
Unused lines of credit	20,407,301	18,281,453
Totals	$40,422,987	$77,873,584

There were no commitments to originate and sell mortgage loans at June 30, 2019 due to the Company exiting mortgage banking operations by transferring employees, lease obligations and fixed assets to other financial institutions before that date. For more information in that regard, see Note 2 – Discontinued Operations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of June 30, 2019 and December 31, 2018, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

As of June 30, 2019, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2019:

Total Capital (to Risk-Weighted Assets)	$41,643	14.41%	$23,119	≥8.00%	$28,898	≥10.00%

Tier I Capital (to Risk-Weighted Assets)	$38,505	13.32%	$17,339	≥6.00%	$23,119	≥8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$38,505	13.32%	$13,004	≥4.50%	$18,784	≥6.50%

Tier I Capital (to Average Assets)	$38,505	9.88%	$15,589	≥4.00%	$19,486	≥5.00%

As of December 31, 2018:

Total Capital (to Risk-Weighted Assets)	$41,685	14.50%	$22,999	≥8.00%	$28,748	≥10.00%

Tier I Capital (to Risk-Weighted Assets)	$38,703	13.46%	$17,252	≥6.00%	$23,003	≥8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$38,703	13.46%	$12,939	≥4.50%	$18,690	≥6.50%

Tier I Capital (to Average Assets)	$38,703	10.29%	$15,045	≥4.00%	$18,806	≥5.00%

NOTE 7 – STOCK-BASED COMPENSATION

The Company has fully vested and unvested stock options and unvested restricted stock awards outstanding under the 2017 Equity Incentive Plan.

A summary of stock option activity during the six months ended June 30, 2019 and 2018 is presented below:

	For the Six Months Ended June 30, 2019
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term (years)

Outstanding, December 31, 2018	164,410	$14.69	5.8
Granted	1,000	14.63	7.0
Exercised	(7,260)	9.65	-
Forfeited or expired	(4,800)	14.90	-

Outstanding, June 30, 2019	153,350	$14.92	5.5

Exercisable, June 30, 2019	31,430	$14.91	5.4

	For the Six Months Ended June 30, 2018
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term (years)

Outstanding, December 31, 2017	207,108	$14.18	6.2
Granted	5,000	15.48	7.0
Exercised	(15,464)	9.65	-
Forfeited or expired	(7,734)	11.08	-

Outstanding, June 30, 2018	188,910	$14.71	6.2

Exercisable, June 30, 2018	7,260	$9.65	1.0

The exercise price of outstanding stock options at June 30, 2019 range from $14.63 to $15.48 per share. The grant date fair value of stock options awarded in the six months ended June 30, 2019 was $3.77 using the Black-Scholes-Merton options pricing model with the following inputs and assumptions:

Grant date stock price	$14.63
Dividend yield	0.00%
Expected volatility	19.55%
Risk-free interest rate	2.63%
Expected life in years	6

A summary of restricted stock activity during the six months ended June 30, 2019 and 2018 is presented below:

		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Price	Term (years)

	For the Six Months Ended June 30, 2019

Outstanding, December 31, 2018	49,829	$14.90	4.0

Granted	-	-	-
Vested	(85)	$15.48	-
Forfeited or expired	(1,200)	$14.90	-

Outstanding, June 30, 2019	48,544	$14.90	3.5

	For the Six Months Ended June 30, 2018

Outstanding, December 31, 2017	74,750	$14.90	4.9

Granted	429	15.48	5.0
Vested	-	-	-
Forfeited or expired	-	-	-

Outstanding, June 30, 2018	75,179	$14.90	4.5

Compensation and benefits included $147,000 and $267,000 of stock-based expense for the six months ended June 30, 2019 and 2018, respectively. Restricted stock award dividends included in stock-based expense were $2,000 and $94,000 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, there was $1.0 million of total unrecognized stock-based expense including $388,000 related to unvested stock options and $619,000 from restricted stock awards granted under the 2017 Equity Incentive Plan that is expected to be recognized ratably over the next 3.5 years.

NOTE 8 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table presents information about assets and liabilities measured at fair value on a recurring and non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair values as of June 30, 2019 and December 31, 2018.

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

June 30, 2019
Recurring basis
Mortgage-backed securities	$-	$26,698,991	$-	$26,698,991
U.S. Government agencies	-	1,275,166	-	1,275,166
Municipal obligations	-	6,695,974	-	6,695,974
Loans held for sale	-	2,980,149	-	2,980,149

Nonrecurring basis
Impaired loans	-	-	3,590,539	3,590,539

Totals	$-	$37,650,280	$3,590,539	$41,240,819

December 31, 2018:
Recurring basis
Mortgage-backed securities	$-	$28,310,358	$-	$28,310,358
U.S. Government agencies	-	1,445,032	-	1,445,032
Municipal obligations	-	3,673,268	-	3,673,268
Loans held for sale	-	26,884,014	-	26,884,014
Derivative IRLC's - discontinued operations	-	-	380,866	380,866
Derivative forward commitments	-	(153,906)	-	(153,906)
Nonrecurring basis
Impaired loans	-	-	3,643,608	3,643,608

Totals	$-	$60,158,766	$4,024,474	$64,183,240

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

There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2019 or 2018.

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2019 and December 31, 2018.

			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
At June 30, 2019:
Financial assets:
Cash and due from banks	$6,324	$6,324	$6,324	$-	$-
Interest-bearing deposits with banks	18,885	18,885	18,885	-	-
Available-for-sale securities	34,670	34,670	-	34,670	-
Loans held for sale - discontinued operations	2,980	2,980	-	2,980	-
Loans held for investment, net	289,568	290,986	-	-	290,986
Stock in financial institutions	3,965	3,965	-	3,965	-

Financial liabilities:
Demand deposits, savings and NOW deposits	199,213	191,893	191,893	-	-
Time deposits	80,198	80,521	-	80,521	-
Federal Home Loan Bank advances	50,000	50,027	-	50,027	-

At December 31, 2018:
Financial assets:
Cash and due from banks	$6,374	$6,374	$6,374	$-	$-
Interest-bearing deposits with banks	5,400	5,400	5,400	-	-
Available-for-sale securities	33,429	33,429	-	33,429	-
Loans held for sale - discontinued operations	26,884	26,884	-	26,884	-
Loans held for investment, net	282,790	283,466	-	-	283,466
Derivative IRLC's - discontinued operations	381	381	-	-	381
Derivative forward commitments - discontinued operations	(154)	(154)	-	(154)	-
Stock in financial institutions	3,910	3,910	-	3,910	-

Financial liabilities:
Demand deposits, savings and NOW deposits	187,700	172,049	172,049	-	-
Time deposits	77,359	77,688	-	77,688	-
Federal Home Loan Bank advances	67,000	66,653	-	66,653	-

The following methods and assumptions were used to estimate the fair value of the classes of financial instruments shown:

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

Loans Held for Investment, Net – Loans held for investment are generally not recorded at fair value on a recurring basis. Periodically, the Bank records nonrecurring adjustments to the carrying value of these loans based on fair value measurements for loans subject to impairment. The fair value of impaired loans is typically determined using a combination of observable inputs, such as interest rates, contract terms, appraisals of collateral supporting the loan and recent comparable sales of similar properties, and unobservable inputs such as creditworthiness, disposition costs and underlying cash flows associated with the loan. Since the estimates of fair value utilized for loans also involve unobservable inputs, valuations of impaired loans have been classified as Level 3.

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 financial assets measured on a non-recurring basis:

	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
At June 30, 2019
Impaired loans
Commercial real estate	$2,982,136	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
One- to four-family residential real estate	608,403	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Total Impaired Loans	$3,590,539

At December 31, 2018
Impaired loans
Commercial real estate	$2,993,923	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
One- to four-family residential real estate	649,685	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Total Impaired Loans	$3,643,608

Derivative IRLC's - discontinued operations	$380,866	Internal pricing model	Pull-through rate	77%

NOTE 9 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The earnings per share computations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Basic:
Net income from continuing operations	$512,732	$505,531	$899,875	$1,041,324
Net loss from discontinued operations	(852,510)	(125,970)	(1,198,445)	(291,136)
Less: Earnings (loss) allocated to participating securities (1)	5,212	(8,844)	4,768	(17,336)

Net (loss) income allocated to common shareholders	$(334,566)	$370,717	$(293,802)	$732,852

Weighted-average common shares outstanding including participating securities	3,355,929	3,402,706	3,358,183	3,423,430
Less: Average participating securities	(48,864)	(75,179)	(49,331)	(75,042)
Less: Average unallocated ESOP Shares	(170,316)	(176,102)	(170,316)	(176,102)

Average shares	3,136,749	3,151,425	3,138,536	3,172,287

Basic earnings per common share - continuing operations	$0.16	$0.16	$0.29	$0.32
Basic loss per common share - discontinued operations	(0.27)	(0.04)	(0.38)	(0.09)
Basic (loss) earnings per common share	$(0.11)	$0.12	$(0.09)	$0.23
Diluted:
Net (loss) income allocated to common shareholders	$(334,566)	$370,717	$(293,802)	$732,852

Weighted-average common shares outstanding for basic earnings per common share	3,136,749	3,151,425	3,138,536	3,172,287
Add: Dilutive effects of assumed exercises of stock options	4,747	12,788	3,399	11,516

Weighted average shares and dilutive potential common shares	3,141,497	3,164,212	3,141,935	3,183,803

Diluted earnings per common share - continuing operations	$0.16	$0.16	$0.29	$0.32
Diluted loss per common share - discontinued operations	(0.27)	(0.04)	(0.38)	(0.09)
Diluted (loss) earnings per common share	$(0.11)	$0.12	$(0.09)	$0.23

(1) Our participating securities are restricted stock awards which participate in common stock dividends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section as of and for the three and six months ended June 30, 2019 and 2018, has been derived from the consolidated financial statements that appear elsewhere in this report. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

	Three Months Ended June 30,
	2019			2018
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans - continuing operations	$295,516	$4,414	5.99%	$266,723	$3,794	5.71%
Securities	34,502	230	2.67%	26,709	147	2.21%
Other interest earning assets	20,930	128	2.45%	16,281	74	1.82%
Total interest-earning assets - continuing operations	350,948	4,772	5.45%	309,713	4,015	5.20%
Loans held for sale - discontinued operations	17,302	190	4.40%	17,230	205	4.77%
Total interest-earning assets	368,250	4,962	5.40%	326,943	4,220	5.18%
Noninterest-earning assets	22,992			23,437
Total assets	$391,242			$350,380

Interest-bearing liabilities:
Checking, money market and savings accounts	$148,638	$509	1.37%	$128,912	$295	0.92%
Certificates of deposit	78,721	403	2.05%	64,495	218	1.36%
Total deposits	227,359	912	1.61%	193,407	513	1.06%
Advances from FHLB of Dallas - continuing operations	60,967	266	1.75%	64,011	166	1.04%
Total interest-bearing liabilities - continuing operations	288,326	1,178	1.64%	257,418	679	1.06%
Advances from FHLB of Dallas - discontinued operations	-	104	-	-	108	-
Total interest-bearing liabilities	288,326	1,282	1.78%	257,418	787	1.23%
Non-interest bearing deposits	51,390			40,530
Non-interest bearing liabilities	4,165			5,597
Total liabilities	343,881			303,545
Stockholders' equity	47,361			46,835
Total liabilities and stockholders' equity	$391,242			$350,380

Net interest income - continuing operations		$3,594			$3,336
Net interest rate spread - continuing operations (2)			3.82%			4.14%
Net interest margin - continuing operations (4)			4.11%			4.32%

Net interest income		$3,680			$3,433
Net interest rate spread (2)			3.62%			3.95%
Net interest-earning assets (3)	$79,924			$69,525
Net interest margin (4)			4.01%			4.21%

Average interest-earning assets to average interest-bearing liabilities	127.72%			127.01%

(1)	Yield/Rate for the three-month periods have been annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

	Six Months Ended June 30,
	2019			2018
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans - continuing operations	$292,466	$8,567	5.91%	$264,130	$7,543	5.76%
Securities	33,961	454	2.70%	26,817	296	2.23%
Other interest earning assets	20,233	250	2.49%	15,744	141	1.81%
Total interest-earning assets - continuing operations	346,660	9,271	5.39%	306,691	7,980	5.25%
Loans held for sale - discontinued operations	16,191	369	4.60%	14,557	332	4.60%
Total interest-earning assets	362,851	9,640	5.36%	321,248	8,312	5.22%
Noninterest-earning assets	23,303			23,808
Total assets	$386,154			$345,056

Interest-bearing liabilities:
Checking, money market and savings accounts	$146,991	$976	1.34%	$129,719	$577	0.90%
Certificates of deposit	79,387	797	2.02%	65,663	430	1.32%
Total deposits	226,378	1,773	1.58%	195,382	1,007	1.04%
Advances from FHLB of Dallas - continuing operations	60,630	544	1.81%	52,681	253	0.97%
Total interest-bearing liabilities - continuing operations	287,008	2,317	1.63%	248,063	1,260	1.02%
Advances from FHLB of Dallas - discontinued operations	-	198	-	-	170	-
Total interest-bearing liabilities	287,008	2,515	1.77%	248,063	1,430	1.16%
Non-interest bearing deposits	47,810			43,107
Non-interest bearing liabilities	4,164			5,030
Total liabilities	338,982			296,200
Stockholders' equity	47,172			48,856
Total liabilities and stockholders' equity	$386,154			$345,056

Net interest income - continuing operations		$6,954			$6,720
Net interest rate spread - continuing operations (2)			3.77%			4.22%
Net interest margin - continuing operations (4)			4.05%			4.42%

Net interest income		$7,125			$6,882
Net interest rate spread (2)			3.59%			4.06%
Net interest-earning assets (3)	$75,843			$73,185
Net interest margin (4)			3.96%			4.32%

Average interest-earning assets to average interest-bearing liabilities	126.43%			129.50%

(1)	Yield/Rate for the six-month periods have been annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Cash and cash equivalents were $25.2 million at June 30, 2019 and $11.8 million at December 31, 2018. Daily cash and cash equivalent balances vary around our target levels of $5.0 to $10.0 million primarily due to the timing of commercial loan fundings and payoffs and changes in deposit balances, mortgage loans held for sale and FHLB advances. Cash and cash equivalents were above normal target level at June 30, 2019 due to the rapid reduction in mortgage loans held for sale in June 2019, and $10.0 million of the excess was used to pay off an FHLB Advance due July 10, 2019.

Available-for-sale securities increased $1.2 million, or 3.7%, during the six months ended June 30, 2019 to $34.7 million. There were no sales of available-for-sale securities and we purchased $3.2 million of securities in the six months ended June 30, 2019.

Loans held for sale at June 30, 2019 totaled $3.0 million, consisting entirely of residential mortgage loans. Up to June 30, 2019 we sold a significant majority of our residential mortgage loans in the secondary market. At December 31, 2018, loans held for sale totaled $26.9 million. The balances at any date vary based upon the timing and volume of current loan originations and sales. As discussed in Note 2 - Discontinued Operations, the company discontinued originating mortgage loans held for sale in its name in June 2019 due to the mortgage banking business exit.

Loans held for investment increased $6.9 million, or 2.4%, to $292.6 million at June 30, 2019 from $285.7 million at December 31, 2018, due to organic growth. In the six months ended June 30, 2019, commercial real estate loans increased $7.4 million to $240.5 million and represented 81.9% of the gross loan portfolio at June 30, 2019, compared to 81.3% at December 31, 2018.

Total deposits increased $14.2 million, or 5.3%, to $279.4 million at June 30, 2019 from $265.2 million at December 31, 2018. The increase included an $8.9 million, or 6.3%, increase in savings and NOW deposits, a $2.7 million, or 3.4%, increase in time deposits and a $2.6 million, or 5.7%, increase in demand deposits.

Federal Home Loan Bank advances were down $17.0 million, or 25.4%, to $50.0 million at June 30, 2019 compared to $67.0 million at December 31, 2018. The decrease was primarily due to a $23.9 million decrease in loans held for sale, partially offset by a $6.9 million increase in loans held for investment. We utilize short-term borrowings to fund loans held for sale, and long-term borrowings and some short-term borrowings to fund net growth in loans held for investment.

Accrued interest and other liabilities increased $329,000, or 7.8%, to $4.6 million at June 30, 2019 compared to $4.2 million at December 31, 2018.

Total stockholders’ equity decreased $96,000 to $46.3 million at June 30, 2019 from $46.4 million at December 31, 2018. The largest changes in stockholders’ equity were a $737,000 increase due to available-for-sale securities fair value appreciation and a $636,000 reduction due to common stock repurchases.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

General. We had net income from continuing operations of $513,000 for the three months ended June 30, 2019, which was $7,000 more than net income from continuing operations of $506,000 for the three months ended June 30, 2018. The increase was primarily caused by a $259,000, or 7.8%, increase in net interest income, and a $45,000 increase in noninterest income, partially offset by a $297,000, or 10.6%, increase in noninterest expense.

We had a net loss from discontinued operations, as discussed in Note 2 – Discontinued Operations, of $853,000 for the three months ended June 30, 2019, which was $727,000 more than net loss from discontinued operations of $126,000 for the three months ended June 30, 2018. The increase was primarily caused by a $752,000 net loss on disposal of discontinued operations.

Interest Income. Interest income from continuing operations increased $758,000, or 18.9%, to $4.8 million for the three months ended June 30, 2019 from $4.0 million for the three months ended June 30, 2018. The increase was due to a $41.2 million, or 13.3%, increase in average interest-earning assets and a 25 basis point increase in average yields, partially offset by a change in asset mix as loans, our highest yielding assets, decreased to 84.2% of average interest-earning assets from 86.1% of average interest-earning assets. The 25 basis point increase in yield on average interest earning assets included yield increases on loans, securities and other interest earning assets of 28 basis points, 46 basis points and 63 basis points, respectively. Interest income on loans increased due primarily to a $28.8 million, or 10.8%, increase in average loan balances due to organic growth and a 28 basis point increase in yield to 5.99% for the three months ended June 30, 2019 from 5.71% for the three months ended June 30, 2018. Interest on securities increased $83,000, or 56.2%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due primarily to a $7.8 million, or 29.2%, increase in average securities balances due to fourth quarter 2018 purchases and a 46 basis point increase in yield due to favorable rates on the most recent securities purchased.

Interest Expense. Interest expense from continuing operations increased $499,000, or 73.5%, to $1.2 million for the three months ended June 30, 2019 from $679,000 for the three months ended June 30, 2018. The increase was the result of increases of $399,000, or 77.8%, in interest expense on deposits and $100,000, or 60.2%, in interest expense on borrowings. The average balance of borrowings decreased $3.0 million, or 4.8%, from the quarter ended June 30, 2018 to the quarter ended June 30, 2019 and the average rate paid increased 71 basis points to 1.75% for the three months ended June 30, 2019 from 1.04% for the three months ended June 30, 2018.

Interest paid on checking, money market and savings accounts increased $214,000, or 72.5%, to $509,000 for the three months ended June 30, 2019 from $295,000 for the three months ended June 30, 2018. The average rate we paid on such deposit accounts increased 45 basis points to 1.37% for the three months ended June 30, 2019 from 0.92% for the three months ended June 30, 2018 due to the increase in market interest rates, and the average balance increased $19.7 million, or 15.3%, to $148.6 million for the three months ended June 30, 2019 from $128.9 million for the three months ended June 30, 2018.

Interest on certificates of deposit increased $185,000, or 84.9%, to $403,000 for the three months ended June 30, 2019 from $218,000 for the three months ended June 30, 2018. The average rate paid on certificates of deposit increased 69 basis points, or 50.7%, to 2.05% for the three months ended June 30, 2019 compared to 1.36% for the three months ended June 30, 2018 due to the increase in market interest rates. The average balance of certificates of deposit increased $14.2 million, or 22.1%, to $78.7 million for the three months ended June 30, 2019 from $64.5 million for the three months ended June 30, 2018.

The average rates we pay on deposits is considerably higher in our Arizona market.

Net Interest Income. Net interest income from continuing operations increased $259,000, or 7.8%, to $3.6 million for the three months ended June 30, 2019 from $3.3 million for the three months ended June 30, 2018, primarily due to a 13.3% increase in average interest earning assets mostly offset by a 33 basis point decrease in net interest rate spread to 3.82% for the three months ended June 30, 2019 from 4.14% for the three months ended June 30, 2018. Average interest bearing liability rates for continuing operations increased 58 basis points compared to a 25 basis point increase in the average interest earning assets yield for continuing operations. Our average net interest-earning assets increased by $10.4 million, or 15.0%, to $79.9 million for the three months ended June 30, 2019 from $69.5 million for the three months ended June 30, 2018 due primarily to organic growth.

Net interest income from discontinued operations decreased $12,000, or 11.9%, to $85,000 for the three months ended June 30, 2019 from $97,000 for the three months ended June 30, 2018, primarily due to a 34 basis point decrease in average yield on mortgage loans held for sale to 4.44% for the three months ended June 30, 2019 from 4.78% for the three months ended June 30, 2018. Average mortgage loans held for sale increased by $72,000, or 0.4%, to $17.3 million for the three months ended June 30, 2019 from $17.2 million for the three months ended June 30, 2018.

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

See “Asset Quality - Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we recorded a provision for loan losses of $85,000 for the three months ended June 30, 2019, compared to $71,000 for the three months ended June 30, 2018. In the three months ended June 30, 2019, the allowance for loan losses increased $87,000 or 2.9%, including $85,000 from provisions and $2,000 in net recoveries.

To the best of our knowledge, at June 30, 2019 we have recorded all loan losses that are both probable and reasonable to estimate.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about the recoverability of our loan balances based upon information available to it at the time of its examination.

Noninterest Income. Noninterest income from continuing operations increased $45,000, or 22.1%, to $248,000 for the three months ended June 30, 2019 from $203,000 for the three months ended June 30, 2018 due primarily to a $16,000, or 108.7%, increase in loan sales gains, and an $19,000, or 20.6%, increase in service charges and fees.

The gain on sale of loans from continuing operations increased $16,000, or 108.7%, to $31,000 for the three months ended June 30, 2019 from $15,000 for the three months ended June 30, 2018. We sold $504,000 of SBA loans during the three months ended June 30, 2019 and recognized $31,000 of sales gains directly into income compared to $171,000 of SBA loan sales in the quarter ended June 30, 2018 with gains of $15,000.

Noninterest income from discontinued operations, represented by loan sales gains, decreased $1.9 million, or 48.2%, to $2.1 million for the three months ended June 30, 2019 from $4.0 million for the three months ended June 30, 2018. The gain on sale of loans from discontinued operations decreased due primarily to the effects of pipeline fair value adjustments on sales gain. During the three months ended June 30, 2019, we sold $70.4 million of mortgage loans for a gain of $2.1 million, compared to $86.6 million of mortgage loan sales during the three months ended June 30, 2018 for a gain of $4.0 million.  We realized a 4.2% average premium (gain on sale/sold loans) on the sales of mortgage loans for the three months ended June 30, 2019 and 3.9% for the three months ended June 30, 2018. Premiums vary from period to period based upon the mix of government Federal Housing Administration (FHA) and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates.

Noninterest Expense. Noninterest expense from continuing operations increased $297,000, or 10.6%, to $3.1 million for the three months ended June 30, 2019 from $2.8 million for the three months ended June 30, 2018. The increase was primarily related to higher salaries and benefits and data processing fees. Average assets from continuing operations for the quarter ended June 30, 2019 were 12.2% larger than for the quarter ended June 30, 2018.

Noninterest expense from discontinued operations decreased $997,000, or 23.1%, to $3.3 million for the three months ended June 30, 2019 from $4.3 million for the three months ended June 30, 2018. The decrease was primarily related to lower salaries and benefits, occupancy and data processing fees, partially offset by the net loss on disposal for the quarter ended June 30, 2019. Loans held for sale decreased $23.9 million, or 88.9%, from December 31, 2018 due to the mortgage banking business exit.

Provision for Income Tax. Provision for income tax expense from continuing operations was $148,000 for the three months ended June 30, 2019, representing an effective tax rate of 22.4% on pre-tax income from continuing operations. There are numerous differences between pre-tax income and actual taxable income that have an effect on the effective income tax rate for any given period. We recognized an income tax expense from continuing operations of $162,000 for the three months ended June 30, 2018 representing 24.3% of the $668,000 income from continuing operations before income taxes.

Benefit for income taxes from discontinued operations was $280,000 for the three months ended June 30, 2019, representing an effective tax rate of 24.7% on pre-tax loss from discontinued operations. There are numerous differences between pre-tax loss and actual taxable loss that have an effect on the effective income tax rate for any given period. We recognized a benefit for income taxes from discontinued operations of $43,000 for the three months ended June 30, 2018 representing 25.4% of the $169,000 loss before benefit for income taxes.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018

General. We had net income from continuing operations of $900,000 for the six months ended June 30, 2019, which was $141,000 less than net income from continuing operations of $1.0 million for the six months ended June 30, 2018. The decrease was primarily caused by a $303,000, or 5.2%, increase in noninterest expense and an $80,000 larger provision for loan losses, partially offset by a $234,000, or 3.5%, increase in net interest income.

We had a net loss from discontinued operations, as discussed in Note 2 – Discontinued Operations, of $1.2 million for the six months ended June 30, 2019, which was $907,000 more than net loss from discontinued operations of $291,000 for the six months ended June 30, 2018. The increase was primarily caused by a $2.5 million, or 34.0%, decrease in noninterest income, partially offset by a $1.3 million, or 16.1%, decrease in noninterest expense, and a $297,000 increase in benefit for income taxes. Noninterest expense for the six months ended June 30, 2019 included a $752,000 loss on disposal of discontinued operations.

Interest Income. Interest income from continuing operations increased $1.3 million, or 16.2%, to $9.3 million for the six months ended June 30, 2019 from $8.0 million for the six months ended June 30, 2018. The increase was due to a $40.0 million, or 13.0%, increase in average interest-earning assets and a 14 basis point increase in average yields, partially offset by a change in asset mix as loans, our highest yielding assets, decreased to 84.4% of average interest-earning assets from 86.1% of average interest-earning assets. The 14 basis point increase in yield on average interest earning assets included yield increases on loans, securities and other interest earning assets of 15 basis points, 47 basis points and 68 basis points, respectively. Interest income on loans increased due primarily to a $28.3 million, or 10.7%, increase in average loan balances due to organic growth and a 15 basis point increase in yield to 5.91% for the six months ended June 30, 2019 from 5.76% for the six months ended June 30, 2018. Interest on securities increased $158,000, or 53.4%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due primarily to a $7.1 million, or 26.6%, increase in average securities balances due to fourth quarter 2018 purchases and a 47 basis point increase in yield due to favorable market rate increases.

Interest Expense. Interest expense from continuing operations increased $1.1 million, or 83.9%, to $2.3 million for the six months ended June 30, 2019 from $1.3 million for the six months ended June 30, 2018. The increase was the result of increases of $767,000, or 76.2%, in interest expense on deposits and $291,000, or 114.9%, in interest expense on borrowings. The average balance of borrowings increased $7.9 million, or 15.1%, from the six months ended June 30, 2018 to the six months ended June 30, 2019 and the average rate paid increased 84 basis points to 1.81% for the six months ended June 30, 2019 from 0.97% for the six months ended June 30, 2018.

Interest paid on checking, money market and savings accounts increased $399,000, or 69.2%, to $976,000 for the six months ended June 30, 2019 from $577,000 for the six months ended June 30, 2018. The average rate we paid on such deposit accounts increased 44 basis points to 1.34% for the six months ended June 30, 2019 from 0.90% for the six months ended June 30, 2018 due to the increase in market interest rates, and the average balance increased $17.3 million, or 13.3%, to $147.0 million for the six months ended June 30, 2019 from $129.7 million for the six months ended June 30, 2018.

Interest on certificates of deposit increased $367,000, or 85.3%, to $797,000 for the six months ended June 30, 2019 from $430,000 for the six months ended June 30, 2018. The average rate paid on certificates of deposit increased 70 basis points, or 53.0%, to 2.02% for the six months ended June 30, 2019 compared to 1.32% for the six months ended June 30, 2018 due to the increase in market interest rates. The average balance of certificates of deposit increased $13.7 million, or 20.9%, to $79.4 million for the six months ended June 30, 2019 from $65.7 million for the six months ended June 30, 2018.

The average rates we pay on deposits is considerably higher in our Arizona market.

Net Interest Income. Net interest income from continuing operations increased $234,000, or 3.5%, to $7.0 million for the six months ended June 30, 2019 from $6.7 million for the six months ended June 30, 2018, primarily due to a 13.0% increase in average interest earning assets mostly offset by a 45 basis point decrease in net interest rate spread to 3.77% for the six months ended June 30, 2019 from 4.22% for the six months ended June 30, 2018. Average interest bearing liability rates for continuing operations increased 61 basis points compared to a 14 basis point increase in the average interest earning assets yield for continuing operations. Our average net interest-earning assets increased by $2.7 million, or 3.6%, to $75.8 million for the six months ended June 30, 2019 from $73.2 million for the six months ended June 30, 2018 due primarily to organic growth.

Net interest income from discontinued operations increased $9,000, or 5.5%, to $171,000 for the six months ended June 30, 2019 from $162,000 for the six months ended June 30, 2018, primarily due to an 11.2% increase in average mortgage loans held for sale to $16.2 million for the six months ended June 30, 2019 from $14.6 million for the six months ended June 30, 2018.

Provision for Loan Losses. We recorded a provision for loan losses of $173,000 for the six months ended June 30, 2019, compared to $93,000 for the six months ended June 30, 2018. In the six months ended June 30, 2019, the allowance for loan losses increased $167,000, or 5.8%, including an $173,000 increase from provisions, partially offset by $6,000 in net charge-offs.

Noninterest Income. Noninterest income from continuing operations decreased $36,000, or 7.1%, to $473,000 for the six months ended June 30, 2019 from $509,000 for the six months ended June 30, 2018 due primarily to an 52.6% decrease in loan sales gains.

The gain on sale of loans from continuing operations decreased $65,000, or 52.6%, to $58,000 for the six months ended June 30, 2019 from $123,000 for the six months ended June 30, 2018. We sold $935,000 of SBA loans during the six months ended June 30, 2019 and recognized $58,000 of sales gains directly into income compared to $1.4 million of SBA loan sales in the six months ended June 30, 2018 with gains of $123,000.

Noninterest income from discontinued operations, represented by loan sales gains, decreased $2.5 million, or 34.0%, to $4.8 million for the six months ended June 30, 2019 from $7.3 million for the six months ended June 30, 2018.The gain on sale of loans from discontinued operations decreased due primarily to the effects of pipeline fair value adjustments on sales gain. During the six months ended June 30, 2019, we sold $143.7 million of mortgage loans for a gain of $4.8 million, compared to $159.4 million of mortgage loan sales during the six months ended June 30, 2018 for a gain of $7.3 million.  We realized a 4.2% average premium (gain on sale/sold loans) on the sales of mortgage loans for the six months ended June 30, 2019 and 4.2% for the six months ended June 30, 2018. Premiums vary from period to period based upon the mix of government Federal Housing Administration (FHA) and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates.

Noninterest Expense. Noninterest expense from continuing operations increased $303,000, or 5.2%, to $6.1 million for the six months ended June 30, 2019 from $5.8 million for the six months ended June 30, 2018. The increase was primarily related to higher salaries and benefits and data processing fees, partially offset by a decrease in professional fees. Average assets from continuing operations for the six months ended June 30, 2019 were 11.9% larger than for the six months ended June 30, 2018.

Noninterest expense from discontinued operations decreased $1.3 million, or 16.1%, to $6.6 million for the six months ended June 30, 2019 from $7.8 million for the six months ended June 30, 2018. The decrease was primarily related to lower salaries and benefits, occupancy and data processing fees, partially offset by the net loss on disposal for the quarter ended June 30, 2019. Loans held for sale decreased $23.9 million, or 88.9%, from December 31, 2018 due to the mortgage banking business exit.

Provision for Income Tax. Provision for income tax expense from continuing operations was $267,000 for the six months ended June 30, 2019, representing an effective tax rate of 22.9% on pre-tax income from continuing operations. There are numerous differences between pre-tax income and actual taxable income that have an effect on the effective income tax rate for any given period. We recognized an income tax expense from continuing operations of $310,000 for the six months ended June 30, 2018 representing 22.9% of the $1.4 million income from continuing operations before income taxes.

Benefit for income taxes from discontinued operations was $392,000 for the six months ended June 30, 2019, representing an effective tax rate of 24.7% on pre-tax loss from discontinued operations. There are numerous differences between pre-tax loss and actual taxable loss that have an effect on the effective income tax rate for any given period. We recognized a benefit for income taxes from discontinued operations of $95,000 for the six months ended June 30, 2018 representing 24.7% of the $387,000 loss before benefit for income taxes.

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

Non-Performing Loans and Non-Performing Assets The following table sets forth information regarding our nonperforming assets.

	At June 30,	At December 31,
	2019	2018
Nonaccrual loans	(Dollars in thousands)
Real estate loans:
One- to four-family residential real estate	$608	$650
Commercial real estate	2,982	2,994
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total nonaccrual loans	3,590	3,644
Accruing loans past due 90 days or more	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	3,590	3,644
Other real estate (ORE)
One- to four-family residential real estate	-	-
Commercial real estate	-	-
Total other real estate	-	-
Total nonperforming assets	$3,590	$3,644

Ratios:
Nonperforming loans to gross loans held for investment	1.22%	1.27%
Nonperforming assets to total assets	0.94%	0.95%
Nonperforming assets to gross loans held for investment and ORE	1.22%	1.27%

One loan relationship secured by real estate comprises $2.7 million, or 76%, of the $3.6 million in nonaccrual loans at June 30, 2019, and $2.3 million, or 64%, of the total June 30, 2019 nonaccrual loan balance, is guaranteed by the SBA. This is a loan to an operating commercial entity that has filed for Chapter 11 bankruptcy protection. The loan is 75% SBA guaranteed and the outstanding balance is collateralized by the real estate and all business assets.

Due to the decrease in nonaccrual loans, the nonperforming asset ratios decreased from December 31, 2018 to June 30, 2019.

Interest income that would have been recorded for the six months ended June 30, 2019, had nonaccruing loans been current according to their original terms amounted to $119,000. We recognized $0 in interest income on nonaccrual loans and $0 related to troubled debt restructurings for the six months ended June 30, 2019.

As of June 30, 2019 and December 31, 2018 we had $51,000 and $54,000 in current troubled debt restructurings, respectively.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)

Balance at beginning of period	$2,981	$3,122	$2,901	$3,117
Provision for loan losses	85	71	172	93
Charge-offs:
One- to four-family residential real estate loans	-	-	(9)	(23)
Commercial real estate loans	-	-	-	-
Commercial and industrial loans	-	-	-	-
Consumer and other loans	-	-	-	-
Total charge-offs	-	-	(9)	(23)
Recoveries:
One- to four-family residential real estate loans	2	6	2	12
Commercial real estate loans	-	-	-	-
Commercial and industrial loans	-	-	2	-
Consumer and other loans	-	-	-	-
Total recoveries	2	6	4	12
Net (charge-offs) recoveries	2	6	(5)	(11)

Balance at end of period	$3,068	$3,199	$3,068	$3,199

Allowance for loan losses to nonperforming loans	85.45%	57.27%	85.45%	57.27%
Allowance for loan losses to total loans	1.05%	1.14%	1.05%	1.14%
Allowance for loan losses to total loans less acquired loans	1.05%	1.20%	1.05%	1.20%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%	(0.00)%	0.00%

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

We believe that we have enough sources of liquidity to satisfy our short-term liquidity needs as of June 30, 2019.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2019, cash and cash equivalents totaled $25.2 million. Available-for-sale securities, which provide additional sources of liquidity, totaled $34.7 million at June 30, 2019. In addition, at June 30, 2019, we had $50.0 million of advances outstanding from the Federal Home Loan Bank of Dallas and the ability to borrow an additional $98.4 million from the FHLB, $9.8 million from the Independent Bankers Bank (TIB), and $6.0 million from the Pacific Coast Bankers Bank (PCBB).

At June 30, 2019, we had $20.0 million in loan commitments outstanding. In addition, we had $20.4 million in unused lines of credit. Time deposits due within one year of June 30, 2019 totaled $38.4 million, or 13.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2020. We believe, however, based on past experience that a significant portion of our time deposits will remain with us, either as time deposits or as other deposit products. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended June 30, 2019, we originated $44.6 million of loans held for investment and $19.8 million of mortgage loans held for sale, compared to $70.8 million of loans held for investment and $165.0 million of mortgage loans held for sale during the six months ended June 30, 2018. In the six months ended June 30, 2019 and 2018 we purchased $3.2 million and $8.0 million in securities, respectively. We have not purchased any whole loans in the past two years.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases of $14.2 million and $10.9 million in total deposits for the six months ended June 30, 2019 and 2018, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits so that we are competitive in our market area.

We had $50.0 million in Federal Home Loan Bank advances at June 30, 2019, compared to $67.0 million at December 31, 2018.

Bancorp 34, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to stockholders, to repurchase its common stock, and for other corporate purposes. Bancorp 34, Inc.’s primary source of liquidity is dividend payments it may receive from the Bank. At June 30, 2019, Bancorp 34, Inc. (on an unconsolidated basis) had liquid assets of $4.1 million. In May 2019, the Company announced the payment of a quarterly cash dividend and the initial cash dividend of $0.05 per share, $166,000 in total, was paid in June 2019.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2019 and December 31, 2018, Bank 34 exceeded all regulatory capital requirements. Bank 34 is considered “well-capitalized” under regulatory guidelines.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)

On May 24, 2019, the Company adopted a second repurchase program under which it was authorized to repurchase up to 167,747 shares of its common stock, or approximately 5.0% of the Company’s outstanding shares. The repurchase program will continue until it is completed or terminated by the Company’s Board of Directors. 2,500 and 20,495 shares were repurchased in May and June 2019, respectively.

The Company’s repurchases of common stock for the three months ended June 30, 2019 were as follows:

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average Price	Part of Publicly	Be Purchased Yet
	Shares	Paid	Announced Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)

April 1, 2019 through April 30, 2019	---	$ ---	---	167,747

May 1, 2019 through May 31, 2019	2,500	$15.30	2,500	165,247

June 1, 2019 through June 30, 2019	20,495	$15.56	20,495	144,752

	22,995		22,995

(1)  On October 24, 2017, the Company adopted a repurchase program under which it would repurchase up to 171,910 shares of its common stock, or approximately 5.0% of the Company’s outstanding shares.  This repurchase program was completed in February 2019. On May 24, 2019, the Company adopted a second repurchase program under which it would repurchase up to 167,747 shares of its common stock, or approximately 5.0% of the Company’s outstanding shares. This repurchase program will continue until it is completed or terminated by the Company’s Board of Directors.

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

101

The following financial statements from the Bancorp 34, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Bancorp 34, Inc. (File No. 333-21182), originally filed with the Securities and Exchange Commission on September 3, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP 34, INC.

Date: August 8, 2019	/s/ Jill Gutierrez
Jill Gutierrez
President and Chief Executive Officer

Date: August 8, 2019	/s/ Jan R. Thiry
Jan R. Thiry
Executive Vice President and Chief Financial Officer