Form 10-Q
period 2019-09-30
Bancorp 34, Inc.
filed 2019-10-28
CIK 1668340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

YES         NO   X

Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of October 24, 2019 were 3,209,218.

Bancorp 34, Inc.
FORM 10-Q

Index

		Page
Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	3

	Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2019 and 2018 (unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months ended September 30, 2019 (unaudited) and Year Ended December 31, 2018	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

Part II. Other Information

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signatures		35

Item 1. Financial Statements

BANCORP 34, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30, 2019	December 31, 2018

ASSETS
Cash and due from banks	$6,829,878	$6,374,457
Interest-bearing deposits with banks	8,835,000	5,400,000
Total cash and cash equivalents	15,664,878	11,774,457

Available-for-sale securities, at fair value	40,572,382	33,428,658
Loans held for sale, at fair value	1,607,168	-
Loans held for sale - discontinued operations	190,675	26,884,014

Loans held for investment	302,305,425	285,691,372
Allowance for loan losses	(3,071,322)	(2,901,091)
Loans held for investment, net	299,234,103	282,790,281

Premises and equipment, net	9,134,011	9,558,943
Premises and equipment, net - discontinued operations	-	56,683
Stock in financial institutions, restricted, at cost	3,992,960	3,910,361
Accrued interest receivable	969,247	863,513
Accrued interest receivable - discontinued operations	894	11,527
Deferred income taxes, net	1,892,171	2,196,928
Bank owned life insurance	10,781,728	10,573,069
Core deposit intangible, net	141,914	172,108
Prepaid and other assets	1,091,830	815,950
Prepaid and other assets - discontinued operations	-	241,415

TOTAL ASSETS	$385,273,961	$383,277,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$52,070,216	$45,350,477
Savings and NOW deposits	163,372,460	142,349,920
Time deposits	80,093,824	77,538,576
Total deposits	295,536,500	265,238,973

Federal Home Loan Bank advances	40,000,000	67,000,000
Escrows	397,455	228,816
Escrows - discontinued operations	665	149,776
Accrued interest and other liabilities	4,081,205	3,520,201
Accrued interest and other liabilities - discontinued operations	452,424	717,407
Total liabilities	340,468,249	336,855,173

Commitments and contingencies (note 5)	-	-

Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 authorized, 0 issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 authorized, 3,205,218 and 3,374,565 issued and outstanding.	32,052	33,746
Additional paid-in capital	23,085,254	25,500,873
Retained earnings	22,759,198	22,928,777
Accumulated other comprehensive income (loss), net of tax	525,634	(396,148)
Unearned employee stock ownership plan (ESOP) shares	(1,596,426)	(1,644,514)
Total stockholders’ equity	44,805,712	46,422,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$385,273,961	$383,277,907

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018

Interest income
Interest and fees on loans		$4,392,927	$4,137,941	$12,960,225	$11,680,622
Interest on securities		242,638	172,342	696,711	468,330
Interest on other interest-earning assets		131,181	103,818	381,435	245,394
Total interest income		4,766,746	4,414,101	14,038,371	12,394,346

Interest expense
Interest on deposits		999,703	635,340	2,773,053	1,642,042
Interest on borrowings		242,055	258,699	785,918	511,769
Total interest expense		1,241,758	894,039	3,558,971	2,153,811

Net interest income		3,524,988	3,520,062	10,479,400	10,240,535
Provision for loan losses		-	-	172,500	93,000

Net interest income after provision for loan losses	,	3,524,988	3,520,062	10,306,900	10,147,535

Noninterest income
Gain on sale of loans		199,834	-	258,131	122,988
Service charges and fees		150,915	94,581	360,182	273,545
Bank owned life insurance		93,859	93,214	277,830	272,960
Other		11,223	6,449	32,214	33,390
Total noninterest income		455,831	194,244	928,357	702,883

Noninterest expense
Salaries and benefits		1,773,253	1,635,943	5,005,322	4,665,035
Occupancy		389,598	363,656	1,090,290	1,061,662
Data processing fees		602,029	383,802	1,594,688	1,152,756
FDIC and other insurance (credit) expense		(17,962)	48,941	128,101	150,806
Professional fees		221,744	245,749	631,234	757,132
Advertising		98,203	33,968	202,401	115,032
Other		276,995	298,485	779,635	893,085
Total noninterest expense		3,343,860	3,010,544	9,431,671	8,795,508

Income from continuing operations before provision for income taxes		636,959	703,762	1,803,586	2,054,910
Provision for income taxes		184,575	159,820	451,327	469,645

Net income from continuing operations		452,384	543,942	1,352,259	1,585,265

Discontinued operations
Loss from discontinued operations		-	(537,080)	(1,590,638)	(923,601)
Benefit for income taxes		-	(135,380)	(392,193)	(230,766)
Net loss from discontinued operations		-	(401,700)	(1,198,445)	(692,835)

NET INCOME		452,384	142,242	153,814	892,430

Other comprehensive income
Unrealized gain (loss) on available-for-sale securities		224,934	(183,705)	1,212,952	(674,063)
Tax effect of unrealized (gain) loss on available-for-sale securities		(39,720)	46,753	(291,170)	171,849
Unrealized gain (loss) on available-for-sale securities, net of tax		185,214	(136,952)	921,782	(502,214)

COMPREHENSIVE INCOME		$637,598	$5,290	$1,075,596	$390,216

Earnings per common share - Basic
Earnings per common share - continuing operations		$0.15	$0.17	$0.43	$0.50
Loss per common share - discontinued operations		-	(0.13)	(0.38)	(0.22)
Earnings per common share - Basic		$0.15	$0.04	$0.05	$0.28

Earnings per common share - Diluted
Earnings per common share - continuing operations		$0.15	$0.17	$0.43	$0.49
Loss per common share - discontinued operations		-	(0.13)	(0.38)	(0.22)
Earnings per common share - Diluted		$0.15	$0.04	$0.05	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common	Common	Paid-In	Retained	Income	ESOP	Stockholders'
	Shares	Stock	Capital	Earnings	(Loss)	Shares	Equity

BALANCE, DECEMBER 31, 2017	3,490,672	$34,907	$26,849,822	$26,060,598	$(274,266)	$(1,700,372)	$50,970,689

Net income	-	$-	$-	$370,627	$-	$-	$370,627
Unrealized loss on available-for-sale securities, net	-	-	-	-	(258,588)	-	(258,588)
Restricted stock awards	429	4	(4)	-	-	-	-
Amortization of equity awards	-	-	93,672	-	-	13,964	107,636
Share repurchase	(102,500)	(1,025)	(1,571,025)	-	-	-	(1,572,050)
BALANCE MARCH 31, 2018	3,388,601	$33,886	$25,372,465	$26,431,225	$(532,854)	$(1,686,408)	$49,618,314

Net income	-	$-	$-	$379,561	$-	$-	$379,561
Unrealized loss on available-for-sale securities, net	-	-	-	-	(106,674)	-	(106,674)
Stock option exercise	15,464	155	149,073	-	-	-	149,228
Amortization of equity awards	-	-	95,519	-	-	13,965	109,484
Dividend paid - $1.25 per share	-	-	-	(4,161,114)	-	-	(4,161,114)
BALANCE JUNE 30, 2018	3,404,065	$34,041	$25,617,057	$22,649,672	$(639,528)	$(1,672,443)	$45,988,799

Net income	-	$-	$-	$142,242	$-	$-	$142,242
Unrealized loss on available-for-sale securities, net	-	-	-	-	(136,952)	-	(136,952)
Amortization of equity awards	-	-	154,956	-	-	13,964	168,920
BALANCE SEPTEMBER 30, 2018	3,404,065	$34,041	$25,772,013	$22,791,914	$(776,480)	$(1,658,479)	$46,163,009

BALANCE, DECEMBER 31, 2018	3,374,565	$33,746	$25,500,873	$22,928,777	$(396,148)	$(1,644,514)	$46,422,734

Net income	-	$-	$-	$41,208	$-	$-	$41,208
Unrealized gain on available-for-sale securities, net	-	-	-	-	263,847	-	263,847
Amortization of equity awards	-	-	85,680	-	-	18,059	103,739
Share repurchase	(18,410)	(185)	(277,486)	-	-	-	(277,671)
BALANCE MARCH 31, 2019	3,356,155	$33,561	$25,309,067	$22,969,985	$(132,301)	$(1,626,455)	$46,553,857

Net loss	-	$-	$-	$(339,778)	$-	$-	$(339,778)
Unrealized gain on available-for-sale securities, net	-	-	-	-	472,721	-	472,721
Stock option exercise	7,260	73	69,985	-	-	-	70,058
Restricted stock forfeitures	(1,200)	(12)	12	-	-	-	-
Amortization of equity awards	-	-	78,374	-	-	15,015	93,389
Share repurchase	(22,995)	(230)	(358,170)	-	-	-	(358,400)
Dividend paid - $0.05 per share	-	-	-	(165,559)	-	-	(165,559)
BALANCE JUNE 30, 2019	3,339,220	$33,392	$25,099,268	$22,464,648	$340,420	$(1,611,440)	$46,326,288

Net income	-	$-	$-	$452,384	$-	$-	$452,384
Unrealized gain on available-for-sale securities, net	-	-	-	-	185,214	-	185,214
Stock option net settlement	40	-	(23)	-	-	-	(23)
Amortization of equity awards	-	-	81,246	-	-	15,014	96,260
Share repurchase	(134,042)	(1,340)	(2,095,237)	-	-	-	(2,096,577)
Dividend paid - $0.05 per share	-	-	-	(157,834)	-	-	(157,834)
BALANCE SEPTEMBER 30, 2019	3,205,218	$32,052	$23,085,254	$22,759,198	$525,634	$(1,596,426)	$44,805,712

                The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net Income	$153,814	$892,430
Less: Net loss from discontinued operations	(1,198,445)	(692,835)
Net income from continuing operations	1,352,259	1,585,265
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	467,643	533,643
Stock dividends on financial institution stock	(82,599)	(58,600)
Amortization of premiums and discounts on securities, net	80,952	207,696
Amortization of ESOP awards	48,088	41,893
Stock-based compensation expense	245,300	344,147
Amortization of core deposit intangible	30,194	38,341
Gain on sale of loans	(258,131)	(122,988)
Proceeds from sale of loans	2,093,318	1,566,494
Provision for loan losses	172,500	93,000
Net appreciation on bank-owned life insurance	(208,659)	(211,878)
Deferred income tax expense (benefit)	13,588	(147,095)
Changes in operating assets and liabilities:
Accrued interest receivable	(95,101)	(80,992)
Prepaid and other assets	(34,465)	(416,994)
Accrued interest and other liabilities	296,021	756,395
Net cash from operating activities - continuing operations	4,120,908	4,128,327
Net cash from operating activities - discontinued operations	25,494,894	(5,488,401)
Net cash from operating activities	29,615,802	(1,360,074)

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	4,361,749	4,874,620
Purchases of available-for-sale securities	(10,373,473)	(9,286,764)
Purchase of bank-owned life insurance	-	(155,000)
Net change in loans held for investment	(20,058,679)	(23,870,830)
Net disposals (purchases) of premises and equipment	13,973	(188,912)
Net cash from investing activities	(26,056,430)	(28,626,886)

Cash flows from financing activities
Net change in deposits	30,297,527	15,952,080
Net change in escrows	19,528	145,353
Proceeds from Federal Home Loan Bank advances	30,000,000	105,000,000
Repayments of Federal Home Loan Bank advances	(57,000,000)	(80,000,000)
Exercise of stock options	70,035	149,228
Dividends paid	(323,393)	(4,161,114)
Common stock repurchases	(2,732,648)	(1,572,050)
Net cash from financing activities	331,049	35,513,497

Net change in cash and cash equivalents	3,890,421	5,526,537

Cash and cash equivalents, beginning of period	11,774,457	9,873,178

Cash and cash equivalents, end of period	$15,664,878	$15,399,715

Supplemental disclosures:
Interest on deposits and advances paid	$3,518,595	$2,253,176
Income taxes paid	$21,000	$187,600
Loans transferred to loans held for sale	$3,425,119	$1,443,506

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

In May 2019, Bank 34 took steps to exit the Bank's operations with respect to originating residential mortgage loans for sale into the secondary market ("Mortgage Banking"). The Mortgage Banking operations that were disposed of, and that represent a strategic shift that will have a major effect on operations and financial results, are accounted for as discontinued operations. Additional information on discontinued operations can be found in Note 2 – Discontinued Operations.

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition, cash flows and results of operations at the dates and for the periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations for the full fiscal year or for any other period. This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Discontinued Operations – As discussed in Note 2 - Discontinued Operations, current and prior periods presented in the consolidated statements of comprehensive income as well as the related note disclosures covering income and expense amounts have been retrospectively adjusted for the impact of discontinued operations for comparative purposes. The consolidated balance sheets and related note disclosures for prior periods also reflect the reclassification of certain assets and liabilities to discontinued operations.

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

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU replaced the most existing revenue recognition guidance in GAAP when it became effective.  ASU 2014-09 would have been initially effective for the Company's reporting period beginning January 1, 2018. However, in August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the effective date by one year. For financial reporting purposes, the standard allows for either a full retrospective or modified retrospective adoption. The FASB has also issued additional updates to provide further clarification to specific implementation issues associated with ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations, ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606. We adopted the standard on January 1, 2019, using the modified retrospective method, which resulted in no cumulative effect and no other adjustment or significant impact to the timing of revenue recognition.

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

All of our revenue from contracts with customers in the scope of Accounting Standards Codification (ASC) 606 is recognized in Non-Interest Income. Sources of revenue from contracts with customers that are in the scope of ASC 606 include the following:

• Service Charges on Deposit accounts - We earn monthly account fees and transaction-based fees from our customers for services rendered on deposit accounts. Fees charged to deposit accounts on a monthly basis are recognized as the performance obligation is satisfied at the end of the service period.

• Transaction-based fees - We earn fees based on specific services provided to our customer. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

• ATM and Point of Sale fees – We earn fees when debit cards we issued are used in transactions through card processing networks. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders’ account. The fees are recognized monthly.

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

Credit Losses - In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to create credit loss estimates. The new guidance is effective for public companies that are U.S. Securities and Exchange Commission filers for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. For all other public companies, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other companies, including emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. On October 16, 2019, FASB announced a delay in the implementation schedule allowing certain entities, including smaller reporting companies, as defined in Securities and Exchange Commission Regulations, such as the Company, to adopt effective for the first fiscal year beginning after December 15, 2022. The guidance is required to be applied by the modified retrospective approach. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.

Premium on Callable Debt - In March 2017, the FASB issued ASU No. 2017-08, “Receivables–Nonrefundable Fees and Other Costs (Subtopic 310-20)” to shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Currently, entities generally amortize the premium as a yield adjustment over the contractual life of the security. The guidance does not change the accounting for callable debt securities held at a discount. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including in an interim period. The adoption of ASU 2017-08 in January 2019 did not have a significant impact on our consolidated financial statements.

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

NOTE 2 – DISCONTINUED OPERATIONS

On May 9, 2019, the Company entered into a purchase and assumption agreement to transfer its mortgage banking operations to another financial institution. Under the agreement, the other financial institution would offer employment to a majority of the Company’s mortgage operations employees. Assuming a majority of key employees at those locations agreed to transfer, the other financial institution would assume certain leases and fixed assets at those locations. Subsequent to that transaction, a majority of the mortgage operation employees made arrangements to transfer to different financial institutions, which similarly agreed to assume certain leases and fixed assets at those respective locations. Some sales and assumption agreements with these different financial institutions were consummated in the second quarter of 2019 and the remainder are expected to be consummated in the second half of 2019. Subject to customary closing conditions, all related transactions are expected to be completed by December 31, 2019. The Company will not have continuing involvement with the mortgage banking operations once those transactions are complete. The Company discontinued issuing mortgage interest rate lock commitments (IRLC's) in its name in May 2019 and originating mortgage loans held for sale in its name in June 2019.

Income and expense related to mortgage banking operations are included in discontinued operations and prior period financial information has been retrospectively adjusted for the impact of discontinued operations.

Liabilities for costs associated with discontinued operations were recognized and measured initially at their fair values during the quarter ended June 30, 2019. Those costs include, but are not limited to, involuntary employee termination benefits, cost to terminate contracts, and other associated costs. The liability itself consists of future cash flows expected to be incurred in the exit and disposal activity, which are discounted at a credit-adjusted risk-free interest rate.

The following table summarizes the one-time charge on net loss on disposal of discontinued operations:

Severance benefits	$147,948
Leases, software & other contractual obligations	360,613
Fixed asset losses	30,423
Other costs	212,998
Net Loss on Disposal	751,982

The following table presents results of discontinued operations for the three and nine months ended September 30, 2019, and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net interest income	$-	$84,524	$170,782	$246,400

Gain on sale of loans	-	3,409,098	4,813,660	10,699,250
Other	-	-	190	-
Total noninterest income	-	3,409,098	4,813,850	10,699,250

Salaries and benefits	-	3,024,779	4,480,025	9,085,069
Occupancy	-	183,547	232,360	516,203
Data processing fees	-	373,774	584,369	1,063,651
Professional fees	-	57,930	107,972	133,602
Advertising	-	101,857	118,801	297,567
Net loss on disposal	-	-	751,982	-
Other	-	288,815	299,761	773,159
Total noninterest expense	-	4,030,702	6,575,270	11,869,251

Loss from discontinued operations	-	(537,080)	(1,590,638)	(923,601)
Benefit for income taxes	-	(135,380)	(392,193)	(230,766)

Net loss from discontinued operations	$-	$(401,700)	$(1,198,445)	$(692,835)

Net interest income from discontinued operations includes interest income on mortgage loans held for sale less interest expense allocated to mortgage banking operations equal to the average mortgage loans held for sale times the average rate on FHLB short-term borrowings.

Material assets and liabilities of mortgage banking operations are classified as Discontinued Operations in the consolidated balance sheet as of September 30, 2019, and prior year balances have been adjusted to conform with the current period presentation.

The following table summarizes the major categories of assets and liabilities classified as held for sale related to discontinued operations in the consolidated balance sheet as of:

	September 30, 2019	December 31, 2018

Loans held for sale - discontinued operations	$190,675	$26,884,014
Premises and equipment, net - discontinued operations	-	56,683
Accrued interest receivable - discontinued operations	894	11,527
Prepaid and other assets - discontinued operations	-	241,415

Total assets	$191,569	$27,193,639

Escrows - discontinued operations	665	149,776
Accrued interest and other liabilities - discontinued operations	452,424	717,407

Total liabilities	$453,089	$867,183

Net (liabilities) assets	$(261,520)	$26,326,456

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities have been classified in the consolidated balance sheets according to management’s intent at September 30, 2019 and December 31, 2018. The amortized cost of such securities and their approximate fair values were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2019
Available-for-sale securities
Mortgage-backed securities	$30,677,663	$452,357	$(123,641)	$31,006,379
U.S. Government agencies	1,169,731	3,923	(15,051)	1,158,603
Municipal obligations	8,043,221	364,179	-	8,407,400

Total	$39,890,615	$820,459	$(138,692)	$40,572,382

December 31, 2018
Available-for-sale securities
Mortgage-backed securities	$28,799,904	$115,824	$(605,370)	$28,310,358
U.S. Government agencies	1,487,917	-	(42,885)	1,445,032
Municipal obligations	3,672,023	2,363	(1,118)	3,673,268

Total	$33,959,844	$118,187	$(649,373)	$33,428,658

There were no sales of available-for-sale securities during the nine months ended September 30, 2019 or 2018.

Amortized cost and fair value of securities by contractual maturity as of September 30, 2019 and December 31, 2018 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$403,612	$402,924
Due after one to five years	29,736,583	30,099,735	23,040,618	22,482,300
Due after five to ten years	8,188,302	8,426,229	10,515,614	10,543,434
Due after ten years	1,965,730	2,046,418	-	-

Totals	$39,890,615	$40,572,382	$33,959,844	$33,428,658

At September 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At September 30, 2019 and December 31, 2018, mortgage-backed securities included collateralized mortgage obligations of $14.3 million and $13.8 million, respectively, which are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position.

	September 30, 2019
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$7,826,934	$(44,719)	$6,846,201	$(78,922)	$14,673,135	$(123,641)
U.S. Government agencies	-	-	920,252	(15,051)	920,252	(15,051)

Total temporarily impaired securities	$7,826,934	$(44,719)	$7,766,453	$(93,973)	$15,593,387	$(138,692)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$8,605,742	$(200,190)	$10,740,671	$(405,180)	$19,346,413	$(605,370)
U.S. Government agencies	302,219	(885)	1,142,814	(42,000)	1,445,033	(42,885)
Municipal obligations	1,747,571	(430)	402,924	(688)	2,150,495	(1,118)

Total temporarily impaired securities	$10,655,532	$(201,505)	$12,286,409	$(447,868)	$22,941,941	$(649,373)

At September 30, 2019 and December 31, 2018, all of the government agencies and mortgage-backed securities held by the Company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2019.

Loans and securities with a carrying value of approximately $147.4 million at September 30, 2019 were pledged to secure Federal Home Loan Bank (“FHLB”) advances. In addition, securities with a carrying value of approximately $3.4 million at September 30, 2019 were pledged to secure public deposits.

NOTE 4 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$248,954,014	82.1%	$233,102,637	81.3%
One- to four-family residential real estate	29,055,811	9.6	29,855,462	10.4
Commercial and industrial	20,131,619	6.6	17,508,258	6.1
Consumer and other	5,112,520	1.7	6,374,532	2.2
Total gross loans	303,253,964	100.0%	286,840,889	100.0%
Unamortized loan fees	(948,539)		(1,149,517)
Loans held for investment	302,305,425		285,691,372
Allowance for loan losses	(3,071,322)		(2,901,091)
Loans held for investment, net	$299,234,103		$282,790,281

At September 30, 2019 and December 31, 2018, loans held for investment includes commercial construction loans of $12.5 million and $20.8 million, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	2,400,458	178,708	463,141	29,015	3,071,322

Total	$2,400,458	$178,708	$463,141	$29,015	$3,071,322

Gross loans
Ending balance: individually evaluated for impairment	$2,976,737	$586,200	$-	$-	$3,562,937
Ending balance: collectively evaluated for impairment	245,977,277	28,469,611	20,131,619	5,112,520	299,691,027
Total	$248,954,014	$29,055,811	$20,131,619	$5,112,520	$303,253,964

	As of December 31, 2018
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	2,130,124	359,705	377,180	34,082	2,901,091

Total	$2,130,124	$359,705	$377,180	$34,082	$2,901,091

Gross loans
Ending balance: individually evaluated for impairment	$2,993,923	$649,685	$-	$-	$3,643,608
Ending balance: collectively evaluated for impairment	230,108,714	29,205,777	17,508,258	6,374,532	283,197,281
Total	$233,102,637	$29,855,462	$17,508,258	$6,374,532	$286,840,889

The following tables summarize activities for the allowance for loan losses for the nine months ended September 30, 2019 and 2018 by quarter:

	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Balance December 31, 2018	$2,130,124	$359,705	$377,180	$34,082	$2,901,091

Provision for loan losses	211,173	(130,880)	9,738	(2,531)	87,500

Charge-offs	-	(8,686)	-	-	(8,686)
Recoveries	-	-	1,507	-	1,507
Net (charge-offs) recoveries	-	(8,686)	1,507	-	(7,179)

Balance March 31, 2019	$2,341,297	$220,139	$388,425	$31,551	$2,981,412

Provision for loan losses	85,605	(2,388)	9,914	(8,131)	85,000

Charge-offs	-	-	-	-	-
Recoveries	-	1,879	-	-	1,879
Net recoveries	-	1,879	-	-	1,879

Balance June 30, 2019	$2,426,902	$219,630	$398,339	$23,420	$3,068,291

Provision for loan losses	(26,444)	(43,953)	64,802	5,595	-

Charge-offs	-	-	-	-	-
Recoveries	-	3,031	-	-	3,031
Net recoveries	-	3,031	-	-	3,031

Balance September 30, 2019	$2,400,458	$178,708	$463,141	$29,015	$3,071,322

Balance December 31, 2017	$2,055,911	$567,290	$462,406	$31,583	$3,117,190

Provision for loan losses	10,374	(46,975)	51,901	6,700	22,000

Charge-offs	-	(23,269)	-	-	(23,269)
Recoveries	-	6,249	-	-	6,249
Net charge-offs	-	(17,020)	-	-	(17,020)

Balance March 31, 2018	$2,066,285	$503,295	$514,307	$38,283	$3,122,170

Provision for loan losses	77,026	(22,165)	13,138	3,001	71,000

Charge-offs	-	-	-	-	-
Recoveries	-	6,250	-	-	6,250
Net recoveries	-	6,250	-	-	6,250

Balance June 30, 2018	$2,143,311	$487,380	$527,445	$41,284	$3,199,420

Provision for loan losses	108,118	(94,439)	(15,171)	1,492	-

Charge-offs	-	(12,827)	-	-	(12,827)
Recoveries	-	-	47,220	-	47,220
Net recoveries	-	(12,827)	47,220	-	34,393

Balance September 30, 2018	$2,251,429	$380,114	$559,494	$42,776	$3,233,813

Nonperforming Assets – The following tables present an aging analysis of the recorded investment of past due loans as of September 30, 2019 and December 31, 2018. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, loans past due 90 days or more no longer accrue interest.

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

September 30, 2019
Commercial real estate	$-	$-	$2,744,405	$2,744,405	$246,209,609	$248,954,014
One- to four-family residential real estate	-	-	424,537	424,537	28,631,274	29,055,811
Commercial and industrial	-	-	-	-	20,131,619	20,131,619
Consumer and other	-	-	-	-	5,112,520	5,112,520

Totals	$-	$-	$3,168,942	$3,168,942	$300,085,022	$303,253,964

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

December 31, 2018
Commercial real estate	$-	$2,744,405	$-	$2,744,405	$230,358,232	$233,102,637
One- to four-family residential real estate	782,835	234,524	393,068	1,410,427	28,445,035	29,855,462
Commercial and industrial	-	-	-	-	17,508,258	17,508,258
Consumer and other	-	-	-	-	6,374,532	6,374,532

Totals	$782,835	$2,978,929	$393,068	$4,154,832	$282,686,057	$286,840,889

The following table sets forth nonaccrual loans and other real estate at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

Nonaccrual loans
Commercial real estate	$2,976,737	$2,993,923
One- to four-family residential real estate	586,200	649,685
Commercial and industrial	-	-
Consumer and other	-	-
Total nonaccrual loans	3,562,937	3,643,608
Other real estate (ORE)	-	-

Total nonperforming assets	$3,562,937	$3,643,608

Nonperforming assets to gross loans held for investment and ORE	1.17%	1.27%
Nonperforming assets to total assets	0.92%	0.95%

Nonaccrual loan balances guaranteed by the SBA are $2.3 million or 65% and $2.3 million or 63% of the nonaccrual loan balances at September 30, 2019 and December 31, 2018, respectively.

Credit Quality Indicators – The following table represents the credit exposure by internally assigned grades at September 30, 2019 and December 31, 2018. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

	As of September 30, 2019
	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$243,963,223	$27,309,481	$19,802,931	$5,112,520	$296,188,155
Special mention	41,491	433,571	-	-	475,062
Substandard	4,949,300	1,312,759	328,688	-	6,590,747
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$248,954,014	$29,055,811	$20,131,619	$5,112,520	$303,253,964

	As of December 31, 2018
	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$226,510,803	$27,990,417	$17,237,690	$6,374,532	$278,113,442
Special mention	1,981,667	268,892	-	-	2,250,559
Substandard	4,610,167	1,596,153	270,568	-	6,476,888
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$233,102,637	$29,855,462	$17,508,258	$6,374,532	$286,840,889

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

	As of September 30, 2019
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$2,976,737	$2,976,737	$-	$2,981,161
One- to four-family residential real estate	586,200	586,200	-	593,766
	$3,562,937	$3,562,937	$-	$3,574,927

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$2,976,737	$2,976,737	$-	$2,981,161
One- to four-family residential real estate	586,200	586,200	-	593,766
	$3,562,937	$3,562,937	$-	$3,574,927

	As of December 31, 2018
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$2,993,923	$2,993,923	$-	$3,007,495
One- to four-family residential real estate	649,685	649,685	-	656,436
	$3,643,608	$3,643,608	$-	$3,663,931

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$2,993,923	$2,993,923	$-	$3,007,495
One- to four-family residential real estate	649,685	649,685	-	656,436
	$3,643,608	$3,643,608	$-	$3,663,931

During the nine months ended September 30, 2019 and 2018, $0 and $4,000 of interest income, respectively, was recognized on nonaccrual loans.

Certain loans within the Company’s loan portfolio are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to properties collateralizing Company loans at September 30, 2019 and December 31, 2018.

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

There was one troubled debt restructuring with a current payment status and principal balances of $72,000 and $54,000, as of September 30, 2019 and December 31, 2018, respectively.

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk are as follows as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Commitments to originate and sell mortgage loans	$-	$34,268,309
Commitments to extend credit	24,940,030	25,323,822
Unused lines of credit	20,367,632	18,281,453
Totals	$45,307,662	$77,873,584

There were no commitments to originate and sell mortgage loans at September 30, 2019 due to the Company exiting mortgage banking operations, see Note 2 – Discontinued Operations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of September 30, 2019 and December 31, 2018, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

As of September 30, 2019, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2019:

Total Capital (to Risk-Weighted Assets)	$42,442	14.38%	$23,612	≥8.00%	$29,515	≥10.00%

Tier I Capital (to Risk-Weighted Assets)	$39,317	13.32%	$17,710	≥6.00%	$23,614	≥8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$39,317	13.32%	$13,283	≥4.50%	$19,186	≥6.50%

Tier I Capital (to Average Assets)	$39,317	10.38%	$15,151	≥4.00%	$18,939	≥5.00%

As of December 31, 2018:

Total Capital (to Risk-Weighted Assets)	$41,685	14.50%	$22,999	≥8.00%	$28,748	≥10.00%

Tier I Capital (to Risk-Weighted Assets)	$38,703	13.46%	$17,252	≥6.00%	$23,003	≥8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$38,703	13.46%	$12,939	≥4.50%	$18,690	≥6.50%

Tier I Capital (to Average Assets)	$38,703	10.29%	$15,045	≥4.00%	$18,806	≥5.00%

NOTE 7 – STOCK-BASED COMPENSATION

The Company has fully vested and unvested stock options and unvested restricted stock awards outstanding under the 2017 Equity Incentive Plan.

A summary of stock option activity during the nine months ended September 30, 2019 and 2018 is presented below:

	For the Nine Months Ended September 30, 2019
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term (years)

Outstanding, December 31, 2018	164,410	$14.69	5.8
Granted	1,000	14.63	-
Exercised	(8,460)	10.39	-
Forfeited or expired	(8,800)	14.90	-

Outstanding, September 30, 2019	148,150	$14.91	5.2

Exercisable, September 30, 2019	29,430	$14.92	5.2

	For the Nine Months Ended September 30, 2018
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term (years)

Outstanding, December 31, 2017	207,108	$14.18	6.2
Granted	5,000	15.48	-
Exercised	(15,464)	9.65	-
Forfeited or expired	(7,734)	11.08	-

Outstanding, September 30, 2018	188,910	$14.71	6.0

Exercisable, September 30, 2018	7,260	$9.65	0.8

The exercise price of outstanding stock options at September 30, 2019 range from $14.63 to $15.48 per share. The grant date fair value of stock options awarded in the nine months ended September 30, 2019 was $3.77 using the Black-Scholes-Merton options pricing model with the following inputs and assumptions:

Grant date stock price	$14.63
Dividend yield	0.00%
Expected volatility	19.55%
Risk-free interest rate	2.63%
Expected life in years	6

A summary of restricted stock activity during the nine months ended September 30, 2019 and 2018 is presented below:

		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Price	Term (years)

	For the Nine Months Ended September 30, 2019

Outstanding, December 31, 2018	49,829	$14.90	4.0

Granted	-	-	-
Vested	(85)	15.48	-
Forfeited or expired	(1,200)	14.90	-

Outstanding, September 30, 2019	48,544	$14.90	3.5

	For the Nine Months Ended September 30, 2018

Outstanding, December 31, 2017	74,750	$14.90	4.9

Granted	429	15.48	-
Vested	-	-	-
Forfeited or expired	-	-	-

Outstanding, September 30, 2018	75,179	$14.90	4.5

Compensation and benefits included $222,000 and $413,000 of stock-based expense for the nine months ended September 30, 2019 and 2018, respectively. Restricted stock award dividends included in stock-based expense were $5,000 and $94,000 for the nine months ended September 30, 2019 and 2018, respectively. In September 2018 we recognized an additional $59,000 in stock-based expense related to accrual for a settlement agreement reached with our outgoing President who resigned effective October 2, 2018.

As of September 30, 2019, there was $921,000 of total unrecognized stock-based expense including $347,000 related to unvested stock options and $574,000 from restricted stock awards granted under the 2017 Equity Incentive Plan that is expected to be recognized ratably over the next 3.2 years.

NOTE 8 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table presents information about assets and liabilities measured at fair value on a recurring and non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair values as of September 30, 2019 and December 31, 2018.

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

September 30, 2019
Recurring basis
Mortgage-backed securities	$-	$31,006,379	$-	$31,006,379
U.S. Government agencies	-	1,158,603	-	1,158,603
Municipal obligations	-	8,407,400	-	8,407,400
Loans held for sale	-	1,797,843	-	1,797,843

Nonrecurring basis
Impaired loans	-	-	3,562,937	3,562,937

Totals	$-	$42,370,225	$3,562,937	$45,933,162

December 31, 2018:
Recurring basis
Mortgage-backed securities	$-	$28,310,358	$-	$28,310,358
U.S. Government agencies	-	1,445,032	-	1,445,032
Municipal obligations	-	3,673,268	-	3,673,268
Loans held for sale	-	26,884,014	-	26,884,014
Derivative IRLC's - discontinued operations	-	-	380,866	380,866
Derivative forward commitments	-	(153,906)	-	(153,906)
Nonrecurring basis
Impaired loans	-	-	3,643,608	3,643,608

Totals	$-	$60,158,766	$4,024,474	$64,183,240

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

There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2019 or 2018.

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018.

			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
At September 30, 2019:
Financial assets:
Cash and due from banks	$6,830	$6,830	$6,830	$-	$-
Interest-bearing deposits with banks	8,835	8,835	8,835	-	-
Available-for-sale securities	40,572	40,572	-	40,572	-
Loans held for sale, at fair value	1,607	1,607	-	1,607	-
Loans held for sale - discontinued operations	191	191	-	191	-
Loans held for investment, net	299,234	303,476	-	-	303,476
Stock in financial institutions	3,993	3,993	-	3,993	-

Financial liabilities:
Demand deposits, savings and NOW deposits	215,443	207,863	207,863	-	-
Time deposits	80,094	80,540	-	80,540	-
Federal Home Loan Bank advances	40,000	40,105	-	40,105	-

At December 31, 2018:
Financial assets:
Cash and due from banks	$6,374	$6,374	$6,374	$-	$-
Interest-bearing deposits with banks	5,400	5,400	5,400	-	-
Available-for-sale securities	33,429	33,429	-	33,429	-
Loans held for sale - discontinued operations	26,884	26,884	-	26,884	-
Loans held for investment, net	282,790	283,466	-	-	283,466
Derivative IRLC's - discontinued operations	381	381	-	-	381
Derivative forward commitments - discontinued operations	(154)	(154)	-	(154)	-
Stock in financial institutions	3,910	3,910	-	3,910	-

Financial liabilities:
Demand deposits, savings and NOW deposits	187,700	172,049	172,049	-	-
Time deposits	77,359	77,688	-	77,688	-
Federal Home Loan Bank advances	67,000	66,653	-	66,653	-

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

Loans Held for Sale – Loans held for sale at September 30, 2019 include one first mortgage at $191,000 expected to be sold in the fourth quarter of 2019 and one USDA loan carried at $1.6 million, which the Company has elected to carry at fair value. Fair value on this loan was based on estimated selling price indications from brokers less estimated costs to sell. The unrealized gain on this loan of $141,000 is included in gain on sale of loans for the quarter ended September 30, 2019. The fair value of mortgage loans held for sale is based on quoted market prices from FHLMC. FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

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

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 financial assets measured on a non-recurring basis:

	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
At September 30, 2019
Impaired loans
Commercial real estate	$2,976,737	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
One- to four-family residential real estate	586,200	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Total Impaired Loans	$3,562,937

At December 31, 2018
Impaired loans
Commercial real estate	$2,993,923	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
One- to four-family residential real estate	649,685	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Total Impaired Loans	$3,643,608

Derivative IRLC's - discontinued operations	$380,866	Internal pricing model	Pull-through rate		77%

NOTE 9 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The earnings per share computations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Basic:
Net income from continuing operations	$452,384	$543,942	$1,352,259	$1,585,265
Net loss from discontinued operations	-	(401,700)	(1,198,445)	(692,835)
Less: Earnings allocated to participating securities (1)	(7,082)	(3,313)	(2,466)	(21,681)

Net income allocated to common shareholders	$445,302	$138,929	$151,348	$870,749

Weighted-average common shares outstanding including participating securities	3,271,001	3,404,065	3,328,806	3,416,900
Less: Average participating securities	(48,544)	(75,179)	(49,069)	(75,083)
Less: Average unallocated ESOP Shares	(170,316)	(176,102)	(170,316)	(176,102)

Average shares	3,052,141	3,152,784	3,109,421	3,165,715

Basic earnings per common share - continuing operations	$0.15	$0.17	$0.43	$0.50
Basic loss per common share - discontinued operations	-	(0.13)	(0.38)	(0.22)
Basic earnings per common share	$0.15	$0.04	$0.05	$0.28
Diluted:
Net income allocated to common shareholders	$445,302	$138,929	$151,348	$870,749

Weighted-average common shares outstanding for basic earnings per common share	3,052,141	3,152,784	3,109,421	3,165,715
Add: Dilutive effects of assumed exercises of stock options	4,095	13,362	3,554	9,480

Weighted average shares and dilutive potential common shares	3,056,236	3,166,146	3,112,975	3,175,195

Diluted earnings per common share - continuing operations	$0.15	$0.17	$0.43	$0.49
Diluted loss per common share - discontinued operations	-	(0.13)	(0.38)	(0.22)
Diluted earnings per common share	$0.15	$0.04	$0.05	$0.27

(1) Our participating securities are restricted stock awards which participate in common stock dividends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section as of and for the three and nine months ended September 30, 2019 and 2018, has been derived from the consolidated financial statements that appear elsewhere in this report. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

	Three Months Ended September 30,
	2019			2018
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans - continuing operations	$297,590	$4,393	5.86%	$281,576	$4,138	5.83%
Securities	35,985	243	2.68%	29,492	172	2.31%
Other interest earning assets	21,713	131	2.39%	19,041	104	2.17%
Total interest-earning assets - continuing operations	355,288	4,767	5.32%	330,109	4,414	5.30%
Loans held for sale - discontinued operations	672	-	0.00%	17,962	206	4.56%
Total interest-earning assets	355,960	4,767	5.31%	348,071	4,620	5.27%
Noninterest-earning assets	23,963			24,012
Total assets	$379,923			$372,083

Interest-bearing liabilities:
Checking, money market and savings accounts	$158,815	$579	1.45%	$130,941	$325	0.99%
Certificates of deposit	79,707	421	2.10%	72,948	309	1.68%
Total deposits	238,522	1,000	1.66%	203,889	634	1.23%
Advances from FHLB of Dallas - continuing operations	41,150	242	2.33%	73,205	259	1.40%
Total interest-bearing liabilities - continuing operations	279,672	1,242	1.76%	277,094	893	1.28%
Advances from FHLB of Dallas - discontinued operations	-	-	-	-	122	-
Total interest-bearing liabilities	279,672	1,242	1.76%	277,094	1,015	1.45%
Non-interest bearing deposits	49,697			43,253
Non-interest bearing liabilities	4,683			4,912
Total liabilities	334,052			325,259
Stockholders' equity	45,871			46,824
Total liabilities and stockholders' equity	$379,923			$372,083

Net interest income - continuing operations		$3,525			$3,521
Net interest rate spread - continuing operations (2)			3.56%			4.02%
Net interest margin - continuing operations (4)			3.94%			4.23%

Net interest income		$3,525			$3,605
Net interest rate spread (2)			3.55%			3.82%
Net interest-earning assets (3)	$76,288			$70,978
Net interest margin (4)			3.93%			4.11%

Average interest-earning assets to average interest-bearing liabilities	127.28%			125.62%

(1)	Yield/Rate for the three-month periods have been annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

	Nine Months Ended September 30,
	2019			2018
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans - continuing operations	$294,192	$12,960	5.89%	$270,009	$11,681	5.78%
Securities	34,643	697	2.69%	27,719	468	2.26%
Other interest earning assets	20,732	381	2.46%	17,024	246	1.93%
Total interest-earning assets - continuing operations	349,567	14,038	5.37%	314,752	12,395	5.27%
Loans held for sale - discontinued operations	10,961	370	4.51%	15,704	538	4.59%
Total interest-earning assets	360,528	14,408	5.34%	330,456	12,933	5.23%
Noninterest-earning assets	23,526			23,713
Total assets	$384,054			$354,169

Interest-bearing liabilities:
Checking, money market and savings accounts	$150,976	$1,555	1.38%	$130,131	$902	0.93%
Certificates of deposit	79,495	1,218	2.05%	68,118	740	1.45%
Total deposits	230,471	2,773	1.61%	198,249	1,642	1.11%
Advances from FHLB of Dallas - continuing operations	54,065	786	1.94%	59,596	512	1.15%
Total interest-bearing liabilities - continuing operations	284,536	3,559	1.67%	257,845	2,154	1.12%
Advances from FHLB of Dallas - discontinued operations	-	198	-	-	292	-
Total interest-bearing liabilities	284,536	3,757	1.77%	257,845	2,446	1.27%
Non-interest bearing deposits	48,446			43,156
Non-interest bearing liabilities	4,338			4,997
Total liabilities	337,320			305,998
Stockholders' equity	46,734			48,171
Total liabilities and stockholders' equity	$384,054			$354,169

Net interest income - continuing operations		$10,479			$10,241
Net interest rate spread - continuing operations (2)			3.70%			4.15%
Net interest margin - continuing operations (4)			4.01%			4.35%

Net interest income		$10,651			$10,487
Net interest rate spread (2)			3.58%			3.96%
Net interest-earning assets (3)	$75,992			$72,611
Net interest margin (4)			3.95%			4.24%

Average interest-earning assets to average interest-bearing liabilities	126.71%			128.16%

(1)	Yield/Rate for the nine-month periods have been annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Cash and cash equivalents were $15.7 million at September 30, 2019 and $11.8 million at December 31, 2018. Daily cash and cash equivalent balances vary around our target levels of $5.0 to $10.0 million primarily due to the timing of commercial loan fundings and payoffs and changes in deposit balances and FHLB advances. Cash and cash equivalents were above normal target level at September 30, 2019 due to the further reduction in mortgage loans held for sale during the quarter ended September 30, 2019.

Available-for-sale securities increased $7.1 million, or 21.4%, during the nine months ended September 30, 2019 to $40.6 million. There were no sales of available-for-sale securities and we purchased $10.4 million of securities in the nine months ended September 30, 2019.

Loans held for sale at September 30, 2019 totaled $1.8 million, consisting of one USDA loan for $1.6 million and one residential mortgage loan of $191,000. Until June 30, 2019 we sold a significant majority of our residential mortgage loans in the secondary market. At December 31, 2018, loans held for sale totaled $26.9 million and all were residential mortgage loans. As discussed in Note 2 - Discontinued Operations, the Company discontinued originating mortgage loans held for sale in its name in June 2019 due to the mortgage banking business exit.

Loans held for investment increased $16.6 million, or 5.8%, to $302.3 million at September 30, 2019 from $285.7 million at December 31, 2018, due to organic growth. In the nine months ended September 30, 2019, commercial real estate loans increased $15.9 million to $249.0 million and represented 82.1% of the gross loan portfolio at September 30, 2019, compared to 81.3% at December 31, 2018.

Total deposits increased $30.3 million, or 11.4%, to $295.5 million at September 30, 2019 from $265.2 million at December 31, 2018. The increase included an $21.0 million, or 14.8%, increase in savings and NOW deposits, a $2.6 million, or 3.3%, increase in time deposits and a $6.7 million, or 14.8%, increase in demand deposits.

Federal Home Loan Bank advances were down $27.0 million, or 40.3%, to $40.0 million at September 30, 2019 compared to $67.0 million at December 31, 2018. The reduction was due to a $26.7 million decrease in residential mortgage loans held for sale. We utilize short-term borrowings to fund loans held for sale, and long-term borrowings and some short-term borrowings to fund net growth in loans held for investment.

Accrued interest and other liabilities increased $296,000, or 7.0%, to $4.5 million at September 30, 2019 compared to $4.2 million at December 31, 2018.

Total stockholders’ equity decreased $1.6 million to $44.8 million at September 30, 2019 from $46.4 million at December 31, 2018. The largest changes in stockholders’ equity were a $2.7 million reduction due to common stock repurchases and a $922,000 increase due to available-for-sale securities fair value appreciation.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

General. We had net income from continuing operations of $452,000 for the three months ended September 30, 2019, which was $92,000 less than net income from continuing operations of $544,000 for the three months ended September 30, 2018. The decrease was primarily caused by a $333,000, or 11.1%, increase in noninterest expense, and a $25,000 increase in provision for income taxes, partially offset by a $262,000, or 134.7%, increase in noninterest income.

We had no net loss from discontinued operations, as discussed in Note 2 – Discontinued Operations, compared to net loss from discontinued operations of $402,000 for the three months ended September 30, 2018. The decrease was due to the mortgage banking business exit in June 2019.

Interest Income. Interest income from continuing operations increased $353,000, or 8.0%, to $4.8 million for the three months ended September 30, 2019 from $4.4 million for the three months ended September 30, 2018. The increase was due to a $25.2 million, or 7.6%, increase in average interest-earning assets from continuing operations and a two basis point increase in average yields. Loans, which are our highest yielding asset, decreased to 83.8% of average interest-earning assets from 85.3% of average interest-earning assets. The increase in yield on average interest earning assets included yield increases on loans, securities and other interest earning assets of three basis points, 37 basis points and 22 basis points, respectively. Interest income on loans increased due to a $16.0 million, or 5.7%, increase in average loan balances due to organic growth and a three basis point increase in yield to 5.86% for the three months ended September 30, 2019 from 5.83% for the three months ended September 30, 2018. Interest income on securities increased $70,000, or 40.8%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to a $6.5 million, or 22.0%, increase in average securities balances due to fourth quarter 2018 and second and third quarter 2019 purchases and a 37 basis point increase in yield due to favorable rates on the most recent securities purchased.

Interest Expense.

Interest expense from continuing operations increased $348,000, or 38.9%, to $1.2 million for the three months ended September 30, 2019 from $894,000 for the three months ended September 30, 2018. The increase was the result of an increase of $364,000, or 57.3%, in interest expense on deposits, partially offset by a decrease of $17,000, or 6.4%, in interest expense on borrowings.

Interest paid on checking, money market and savings accounts increased $254,000, or 78.2%, to $579,000 for the three months ended September 30, 2019 from $325,000 for the three months ended September 30, 2018. The average rate we paid on such deposit accounts increased 46 basis points to 1.45% for the three months ended September 30, 2019 from 0.99% for the three months ended September 30, 2018 due to the increase in market interest rates. The average balance increased $27.9 million, or 21.3%, to $158.8 million for the three months ended September 30, 2019 from $130.9 million for the three months ended September 30, 2018.

Interest on certificates of deposit increased $112,000, or 36.2%, to $421,000 for the three months ended September 30, 2019 from $309,000 for the three months ended September 30, 2018. The average rate paid on certificates of deposit increased 42 basis points, or 24.7%, to 2.10% for the three months ended September 30, 2019 compared to 1.68% for the three months ended September 30, 2018 due to the increase in market interest rates. The average balance of certificates of deposit increased $6.8 million, or 9.3%, to $79.7 million for the three months ended September 30, 2019 from $72.9 million for the three months ended September 30, 2018.

The average rates we pay on deposits is considerably higher in our Arizona market.

The average balance of borrowings decreased $32.1 million, or 43.8%, from the quarter ended September 30, 2018 to the quarter ended September 30, 2019 and the average rate paid increased 93 basis points to 2.33% for the three months ended September 30, 2019 from 1.40% for the three months ended September 30, 2018.

Net Interest Income. Net interest income from continuing operations increased $5,000, or 0.1%, and was $3.5 million for the three months ended September 30, 2019 and 2018, due to a 7.6% increase in average interest earning assets mostly offset by a 46 basis point decrease in net interest rate spread to 3.56% for the three months ended September 30, 2019 from 4.02% for the three months ended September 30, 2018. Average interest bearing liability rates for continuing operations increased 48 basis points compared to a two basis point increase in the average interest earning assets yield for continuing operations. Our average net interest-earning assets increased by $5.3 million, or 7.5%, to $76.3 million for the three months ended September 30, 2019 from $71.0 million for the three months ended September 30, 2018 due primarily to organic growth.

We had no net interest income from discontinued operations for the three months ended September 30, 2019 compared to $85,000 for the three months ended September 30, 2018 due to the mortgage banking business exit in June 2019. Average mortgage loans held for sale decreased by $17.3 million, or 96.3%, to $672,000 for the three months ended September 30, 2019 from $18.0 million for the three months ended September 30, 2018.

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

See “Asset Quality - Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we recorded no provision for loan losses for the three months ended September 30, 2019 and for the three months ended September 30, 2018. In the three months ended September 30, 2019, the allowance for loan losses increased $3,000, reflecting $3,000 in net recoveries.

To the best of our knowledge, at September 30, 2019 we have recorded all loan losses that are both probable and reasonable to estimate.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about the recoverability of our loan balances based upon information available to it at the time of its examination.

Noninterest Income. Noninterest income from continuing operations increased $262,000, or 134.7%, to $456,000 for the three months ended September 30, 2019 from $194,000 for the three months ended September 30, 2018 due primarily to a $200,000, or 100.0%, increase in loan sales gains, and an $56,000, or 59.6%, increase in service charges and fees.

The gain on sale of loans from continuing operations was $200,000 for the three months ended September 30, 2019 compared to no gain on sale of loans from continuing operations for the three months ended September 30, 2018. We sold $1.0 million of SBA loans during the three months ended September 30, 2019 and recognized $59,000 of sales gains directly into income and recognized $141,000 gain on one USDA loan classified as held for sale at September 30, 2019. We had no SBA loan sales and no sales gains recognized directly into income in the quarter ended September 30, 2018.

Noninterest income from discontinued operations, represented by loan sales gains, decreased $3.4 million, or 100.0%, to $0 for the three months ended September 30, 2019. The gain on sale of loans from discontinued operations decreased due to the mortgage banking business exit in June 2019. During the three months ended September 30, 2019, we sold $2.6 million of mortgage loans with zero gain recognized directly into income, compared to $84.0 million of mortgage loan sales during the three months ended September 30, 2018 for a gain of $3.4 million.  We realized no average premium (gain on sale/sold loans) on the sales of mortgage loans for the three months ended September 30, 2019 and 4.5% for the three months ended September 30, 2018. Premiums vary from period to period based upon the mix of government Federal Housing Administration (FHA) and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates.

Noninterest Expense. Noninterest expense from continuing operations increased $333,000, or 11.1%, to $3.3 million for the three months ended September 30, 2019 from $3.0 million for the three months ended September 30, 2018. The increase was primarily related to higher salaries and benefits and data processing fees, partially offset by $84,000 in FDIC credits recognized in the quarter ended September 30, 2019 which reduced expense. Average assets from continuing operations for the quarter ended September 30, 2019 were 7.1% larger than for the quarter ended September 30, 2018.

Noninterest expense from discontinued operations decreased $4.0 million, or 100.0%, to $0 for the three months ended September 30, 2019. The decrease was due to the mortgage banking business exit in June 2019.

Provision for Income Tax. Provision for income tax expense from continuing operations was $185,000 for the three months ended September 30, 2019, representing an effective tax rate of 29.0% on pre-tax income from continuing operations. There are numerous differences between pre-tax income and actual taxable income that have an effect on the effective income tax rate for any given period. We recognized an income tax expense from continuing operations of $160,000 for the three months ended September 30, 2018 representing 22.7% of the $704,000 income from continuing operations before income taxes.

There was no benefit or expense for income taxes from discontinued operations for the three months ended September 30, 2019. We recognized a benefit for income taxes from discontinued operations of $135,000 for the three months ended September 30, 2018 representing 25.1% of the $537,000 loss before benefit for income taxes.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018

General. We had net income from continuing operations of $1.4 million for the nine months ended September 30, 2019, which was $233,000 less than net income from continuing operations of $1.6 million for the nine months ended September 30, 2018. The decrease was primarily caused by a $636,000, or 7.2%, increase in noninterest expense and an $80,000 larger provision for loan losses, partially offset by a $239,000, or 2.3%, increase in net interest income and a $225,000, or 32.1%, increase in noninterest income.

We had a net loss from discontinued operations, as discussed in Note 2 – Discontinued Operations, of $1.2 million for the nine months ended September 30, 2019, which was $506,000 more than net loss from discontinued operations of $693,000 for the nine months ended September 30, 2018. The increased net loss from discontinued operations was primarily caused by a $5.9 million, or 55.0%, decrease in noninterest income, partially offset by a $5.3 million, or 44.6%, decrease in noninterest expense, and a $161,000 increase in benefit for income taxes. Noninterest expense for the nine months ended September 30, 2019 included a $752,000 loss on disposal of discontinued operations.

Interest Income. Interest income from continuing operations increased $1.6 million, or 13.3%, to $14.0 million for the nine months ended September 30, 2019 from $12.4 million for the nine months ended September 30, 2018. The increase was due to a $34.8 million, or 11.1%, increase in average interest-earning assets and a 10 basis point increase in average yields. Loans, which are our highest yielding asset, decreased to 84.2% of average interest-earning assets from 85.8% of average interest-earning assets. The increase in yield on average interest earning assets included yield increases on loans, securities and other interest earning assets of 11 basis points, 43 basis points and 53 basis points, respectively. Interest income on loans increased due to a $24.2 million, or 9.0%, increase in average loan balances due to organic growth and an 11 basis point increase in yield to 5.89% for the nine months ended September 30, 2019 from 5.78% for the nine months ended September 30, 2018. Interest on securities increased $228,000, or 48.8%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due primarily to a $6.9 million, or 25.0%, increase in average securities balances due to fourth quarter 2018 and second and third quarter 2019 purchases and a 43 basis point increase in yield due to favorable market rate increases.

Interest Expense. Interest expense from continuing operations increased $1.4 million, or 65.2%, to $3.6 million for the nine months ended September 30, 2019 from $2.2 million for the nine months ended September 30, 2018. The increase was the result of increases of $1.1 million, or 68.9%, in interest expense on deposits and $274,000, or 53.6%, in interest expense on borrowings.

Interest paid on checking, money market and savings accounts increased $653,000, or 72.4%, to $1.6 million for the nine months ended September 30, 2019 from $902,000 for the nine months ended September 30, 2018. The average rate we paid on such deposit accounts increased 45 basis points to 1.38% for the nine months ended September 30, 2019 from 0.93% for the nine months ended September 30, 2018 due to the increase in market interest rates. The average balance increased $20.8 million, or 16.0%, to $151.0 million for the nine months ended September 30, 2019 from $130.1 million for the nine months ended September 30, 2018.

Interest on certificates of deposit increased $478,000, or 64.6%, to $1.2 million for the nine months ended September 30, 2019 from $740,000 for the nine months ended September 30, 2018. The average rate paid on certificates of deposit increased 60 basis points, or 41.0%, to 2.05% for the nine months ended September 30, 2019 compared to 1.45% for the nine months ended September 30, 2018 due to the increase in market interest rates. The average balance of certificates of deposit increased $11.4 million, or 16.7%, to $79.5 million for the nine months ended September 30, 2019 from $68.1 million for the nine months ended September 30, 2018.

The average balance of borrowings decreased $5.5 million, or 9.3%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 and the average rate paid increased 80 basis points to 1.94% for the nine months ended September 30, 2019 from 1.15% for the nine months ended September 30, 2018.

Net Interest Income. Net interest income from continuing operations increased $239,000, or 2.3%, to $10.5 million for the nine months ended September 30, 2019 from $10.2 million for the nine months ended September 30, 2018, primarily due to an 11.1% increase in average interest earning assets, mostly offset by a 45 basis point decrease in net interest rate spread to 3.70% for the nine months ended September 30, 2019 from 4.15% for the nine months ended September 30, 2018. Average interest bearing liability rates for continuing operations increased 56 basis points compared to a 10 basis point increase in the average interest earning assets yield for continuing operations. Our average net interest-earning assets increased by $3.4 million, or 4.7%, to $76.0 million for the nine months ended September 30, 2019 from $72.6 million for the nine months ended September 30, 2018 due primarily to organic growth.

Net interest income from discontinued operations decreased $76,000, or 30.7%, to $171,000 for the nine months ended September 30, 2019 from $246,000 for the nine months ended September 30, 2018, primarily due to an 30.2% decrease in average mortgage loans held for sale to $11.0 million for the nine months ended September 30, 2019 from $15.7 million for the nine months ended September 30, 2018.

Provision for Loan Losses. We recorded a provision for loan losses of $173,000 for the nine months ended September 30, 2019, compared to $93,000 for the nine months ended September 30, 2018. In the nine months ended September 30, 2019, the allowance for loan losses increased $170,000, or 5.9%, including an $173,000 increase from provisions, partially offset by $3,000 in net charge-offs.

Noninterest Income. Noninterest income from continuing operations increased $225,000, or 32.1%, to $928,000 for the nine months ended September 30, 2019 from $703,000 for the nine months ended September 30, 2018 due primarily to an $135,000, or 109.9%, increase in loan sales gains, and an $87,000, or 31.7%, increase in service charges and fees.

The gain on sale of loans from continuing operations increased $135,000, or 109.9%, to $258,000 for the nine months ended September 30, 2019 from $123,000 for the nine months ended September 30, 2018. We sold $2.0 million of SBA loans during the nine months ended September 30, 2019 and recognized $117,000 of sales gains directly into income, and recognized $141,000 gain on one USDA loan classified as held for sale at September 30, 2019, compared to $1.4 million of SBA loan sales in the nine months ended September 30, 2018 with gains of $123,000.

Noninterest income from discontinued operations, represented by loan sales gains, decreased $5.9 million, or 55.0%, to $4.8 million for the nine months ended September 30, 2019 from $10.7 million for the nine months ended September 30, 2018. The gain on sale of loans from discontinued operations decreased due primarily to the mortgage banking business exit in the second quarter of 2019.

During the nine months ended September 30, 2019, we sold $146.3 million of mortgage loans for a gain of $4.8 million, compared to $243.3 million of mortgage loan sales during the nine months ended September 30, 2018 for a gain of $10.7 million.  We realized a 4.2% average premium (gain on sale/sold loans) on the sales of mortgage loans for the nine months ended September 30, 2019 and 4.1% for the nine months ended September 30, 2018. Premiums vary from period to period based upon the mix of government Federal Housing Administration (FHA) and VA loans to conventional loans, geographic markets and market interest rates, specifically 10-year Treasury rates.

Noninterest Expense. Noninterest expense from continuing operations increased $636,000, or 7.2%, to $9.4 million for the nine months ended September 30, 2019 from $8.8 million for the nine months ended September 30, 2018. The increase was primarily related to higher salaries and benefits and data processing fees, partially offset by a decrease in professional fees, partially offset by $84,000 in FDIC credits recognized in 2019 which reduced expense. Average assets from continuing operations for the nine months ended September 30, 2019 were 10.2% larger than for the nine months ended September 30, 2018.

Noninterest expense from discontinued operations decreased $5.3 million, or 44.6%, to $6.6 million for the nine months ended September 30, 2019 from $11.9 million for the nine months ended September 30, 2018. The decrease was primarily related to the mortgage banking business exit in the second quarter of 2019, partially offset by the net loss on disposal for the quarter ended June 30, 2019.

Provision for Income Tax. Provision for income tax expense from continuing operations was $451,000 for the nine months ended September 30, 2019, representing an effective tax rate of 25.0% on pre-tax income from continuing operations. There are numerous differences between pre-tax income and actual taxable income that have an effect on the effective income tax rate for any given period. We recognized an income tax expense from continuing operations of $470,000 for the nine months ended September 30, 2018 representing 22.9% of the $2.1 million income from continuing operations before income taxes.

Benefit for income taxes from discontinued operations was $392,000 for the nine months ended September 30, 2019, representing an effective tax rate of 24.7% on pre-tax loss from discontinued operations. We recognized a benefit for income taxes from discontinued operations of $231,000 for the nine months ended September 30, 2018 representing 25.0% of the $924,000 loss before benefit for income taxes.

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

Non-Performing Loans and Non-Performing Assets The following table sets forth information regarding our nonperforming assets.

	At September 30,	At December 31,
	2019	2018
	(Dollars in thousands)
Nonaccrual loans
Real estate loans:
One- to four-family residential real estate	$586	$650
Commercial real estate	2,977	2,994
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total nonaccrual loans	3,563	3,644
Accruing loans past due 90 days or more	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	3,563	3,644
Other real estate (ORE)
One- to four-family residential real estate	-	-
Commercial real estate	-	-
Total other real estate	-	-
Total nonperforming assets	$3,563	$3,644

Ratios:
Nonperforming loans to gross loans held for investment	1.17%	1.27%
Nonperforming assets to total assets	0.92%	0.95%
Nonperforming assets to gross loans held for investment and ORE	1.17%	1.27%

Nonaccrual loan balances guaranteed by the SBA are $2.3 million or 65% and $2.3 million or 63% of the nonaccrual loan balances at September 30, 2019 and December 31, 2018, respectively.

Due to the decrease in nonaccrual loans, the nonperforming asset ratios decreased from December 31, 2018 to September 30, 2019.

Interest income that would have been recorded for the nine months ended September 30, 2019, had nonaccruing loans been current according to their original terms amounted to $175,000 and $3,000 had troubled debt restructurings been current according to their original terms. We recognized $0 in interest income on nonaccrual loans and $23,000 related to troubled debt restructurings for the nine months ended September 30, 2019.

As of September 30, 2019 and December 31, 2018 we had $72,000 and $54,000 in current troubled debt restructurings, respectively.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		(Dollars in thousands)

Balance at beginning of period	$3,068	$3,199	$2,901	$3,117
Provision for loan losses	-	-	172	93
Charge-offs:
One- to four-family residential real estate loans	-	(13)	(9)	(36)
Commercial real estate loans	-	-	-	-
Commercial and industrial loans	-	-	-	-
Consumer and other loans	-	-	-	-
Total charge-offs	-	(13)	(9)	(36)
Recoveries:
One- to four-family residential real estate loans	3	-	5	12
Commercial real estate loans	-	-	-	-
Commercial and industrial loans	-	48	2	48
Consumer and other loans	-	-	-	-
Total recoveries	3	48	7	60
Net (charge-offs) recoveries	3	35	(2)	24

Balance at end of period	$3,071	$3,234	$3,071	$3,234

Allowance for loan losses to nonperforming loans	86.20%	60.52%	86.20%	60.52%
Allowance for loan losses to total loans	1.02%	1.14%	1.02%	1.14%
Allowance for loan losses to total loans less acquired loans	1.02%	1.17%	1.02%	1.17%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.01%	0.00%	0.01%

The ratio of our allowance for loan losses to nonperforming loans increased due to a 33.3% decrease in nonperforming loans partially offset by a 5.0% decrease in the allowance for loan losses. The allowance for loan losses to total loans ratios decreased because total gross loans increased 6.6% and the allowance for loan losses decreased 5.0%.

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

We believe that we have enough sources of liquidity to satisfy our short-term liquidity needs as of September 30, 2019.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2019, cash and cash equivalents totaled $15.7 million. Available-for-sale securities, which provide additional sources of liquidity, totaled $40.6 million at September 30, 2019. In addition, at September 30, 2019, we had $40.0 million of advances outstanding from the Federal Home Loan Bank of Dallas and the ability to borrow an additional $105.6 million from the FHLB, $9.8 million from the Independent Bankers Bank (TIB), and $6.0 million from the Pacific Coast Bankers Bank (PCBB).

At September 30, 2019, we had $24.9 million in loan commitments outstanding. In addition, we had $20.4 million in unused lines of credit. Time deposits due within one year of September 30, 2019 totaled $37.0 million, or 12.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2020. We believe, however, based on past experience that a significant portion of our time deposits will remain with us, either as time deposits or as other deposit products. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Our primary investing activities are the origination of loans and the purchase of securities. During the nine months ended September 30, 2019, we originated $70.6 million of loans held for investment and $19.8 million of mortgage loans held for sale, compared to $90.3 million of loans held for investment and $238.1 million of mortgage loans held for sale during the nine months ended September 30, 2018. In the nine months ended September 30, 2019 and 2018 we purchased $10.4 million and $8.0 million in securities, respectively. We have not purchased any whole loans in the past two years.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases of $30.3 million and $16.0 million in total deposits for the nine months ended September 30, 2019 and 2018, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits so that we are competitive in our market area.

We had $40.0 million in Federal Home Loan Bank advances at September 30, 2019, compared to $67.0 million at December 31, 2018.

Bancorp 34, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to stockholders, to repurchase its common stock, and for other corporate purposes. Bancorp 34, Inc.’s primary source of liquidity is dividend payments it may receive from the Bank. At September 30, 2019, Bancorp 34, Inc. (on an unconsolidated basis) had liquid assets of $2.0 million. In June and September 2019, the Company paid quarterly cash dividends of $0.05 per share each. Dividends paid in 2019 through September totaled $323,000.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2019 and December 31, 2018, Bank 34 exceeded all regulatory capital requirements. Bank 34 is considered “well-capitalized” under regulatory guidelines.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)

On May 24, 2019, the Company adopted a second repurchase program under which it was authorized to repurchase up to 167,747 shares of its common stock, or approximately 5.0% of the Company’s outstanding shares. The repurchase program will continue until it is completed or terminated by the Company’s Board of Directors. 5,000 and 129,042 shares were repurchased in July and August 2019, respectively.

The Company’s repurchases of common stock for the three months ended September 30, 2019 were as follows:

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average Price	Part of Publicly	Be Purchased Yet
	Shares	Paid	Announced Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs

July 1, 2019 through July 31, 2019	5,000	$15.40	5,000	139,752

August 1, 2019 through August 31, 2019	129,042	$15.60	129,042	10,710

September 1, 2019 through September 30, 2019	---	---	---	10,710

	134,042		134,042

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

101

The following financial statements from the Bancorp 34, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Bancorp 34, Inc. (File No. 333-21182), originally filed with the Securities and Exchange Commission on September 3, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP 34, INC.

Date: October 25, 2019	/s/ Jill Gutierrez
Jill Gutierrez
President and Chief Executive Officer

Date: October 25, 2019	/s/ Jan R. Thiry
Jan R. Thiry
Executive Vice President and Chief Financial Officer

Page 35 of 35