Form 10-K
period 2019-12-31
Bancorp 34, Inc.
filed 2020-02-18
CIK 1668340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of February 17, 2020 there were 3,168,574 shares outstanding of the registrant’s common stock. The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2019 of $15.46, was $48.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders. (Part III)

PART I

ITEM 1.	Business

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

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, as well as the impact of laws and regulations, including changes in regulatory fees and capital requirements;

●	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

●	our ability to manage operations in current economic conditions;

●	our ability to manage market risk, credit risk and operational risk;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to implement changes in our business strategies;

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

Bancorp 34, Inc.

Bancorp 34, Inc. (the “Company”), a Maryland corporation that was organized in 2016, is a savings and loan holding company headquartered in Alamogordo, New Mexico. Bancorp 34, Inc.’s common stock is quoted on NASDAQ under the symbol “BCTF.” Bancorp 34, Inc. conducts its operations primarily through its wholly owned subsidiary, Bank 34, a federally chartered savings association. Bancorp 34, Inc. manages its operations as one unit, and thus does not have separate operating segments. At December 31, 2019, Bancorp 34, Inc. had total assets of $393.7 million, loans held for investment of $291.7 million, available-for-sale securities of $44.5 million, deposits of $303.9 million, and stockholders’ equity of $45.1 million.

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

In May 2019, Bank 34 took steps to exit the Bank's operations with respect to originating residential mortgage loans for sale into the secondary market ("Mortgage Banking"). The Mortgage Banking operations that were disposed of, and that represent a strategic shift that will have a major effect on operations and financial results, are accounted for as discontinued operations. Additional information on discontinued operations can be found in The consolidated financial statements, Note 2 – Discontinued Operations.

Bank 34’s business model focuses on two primary areas. The commercial focus is on the credit, deposit and treasury management needs of small businesses and real estate professionals and investors. Bank 34 originates conventional, SBA and USDA loans within its primary market areas. Commercial loan types offered include: owner and non-owner occupied real estate (including construction loans), multi-family loans, and commercial and industrial loans. The consumer focus is on deposit, online banking and ancillary financial service needs of families and businesses served by Bank 34. While most of Bank 34’s real estate loans are secured by properties in the counties served by its branch offices, it does actively seek business in other areas of New Mexico, Arizona and the surrounding states.

Bank 34 originates deposits from its business and consumer customers predominantly from the areas where its branch offices are located. Bank 34’s emphasis is on generating business operating accounts and consumer checking and money market accounts.

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

Our current business strategy consists of the following:

●

Continued commercial loan growth. The Arizona market continues to provide a significant source of new commercial clients to supplement the New Mexico region of our franchise. Our Arizona market has experienced strong population and job growth, contributing to favorable economic conditions for generating new commercial loans. Our commercial real estate loans are generally secured by properties used for business purposes such as hotels, office buildings and industrial and retail facilities. In addition to commercial real estate loans, we originate multi-family real estate loans to experienced, growing small- and mid-size owners and investors in our market areas and commercial and industrial loans. Our multi-family real estate loans are generally secured by properties consisting of five to 40 rental units. In all of our markets, we seek commercial loan customers with whom we can establish multiple lending relationships and provide other services, such as business checking accounts. We target new commercial loan originations to experienced, growing small- and mid-size owners and investors in our market area.

We grew commercial real estate loans and commercial and industrial loans 4.8% in 2019, 10.3% in 2018 and 10.4% in 2017. Commercial loans in our Arizona region represented 72%, 70% and 69% of our total commercial loans outstanding as of December 31, 2019, 2018 and 2017, respectively. Commercial real estate and commercial and industrial loans totaled 88.9% of our loan portfolio at December 31, 2019, compared to 87.4% of our loan portfolio at December 31, 2018 and 86.7% at December 31, 2017.

In addition, we continue to seek and originate Small Business Administration (“SBA”) credits and we are actively pursuing other government-sponsored loan programs, such as those offered through the U.S. Department of Agriculture, as a way to generate government-guaranteed loans with the opportunity to sell the guaranteed portion of the loan at a premium and retain the non- guaranteed portion as well as the servicing rights. We sold $2.0 million, $1.6 million and $11.7 million of SBA and USDA loans in the secondary market during the years ended December 31, 2019, 2018 and 2017, respectively, recognizing gains of $272,000, $129,000 and $1.0 million directly into income during those periods. We also intend to build on our experience of selectively pursuing construction lending to established builders with proven track records.

●

Disciplined expansion through organic growth and opportunistic bank or branch acquisitions. We completed our acquisition of Bank 1440 in August 2014. While we expect organic growth will be our primary strategic focus, we will also consider acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders.

●

Manage credit risk to maintain a low level of nonperforming assets. We believe strong asset quality is a key to our long-term financial success, and we have maintained this focus through our acquisition of Bank 1440 and our subsequent increase in commercial lending from 2015 through 2019. Our strategy for credit risk management focuses on having a very experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Our nonperforming assets to total assets ratio was 0.89% at December 31, 2019, 0.95% as of December 31, 2018 and 1.62% as of December 31, 2017. Approximately 66% of our nonperforming assets as of December 31, 2019 are covered by government guarantees.

●

Increase core deposits, with emphasis on low cost commercial demand deposits. We seek core deposits to provide a stable source of funds for loan growth, at costs consistent with improving our interest rate spread and profitability. Core deposits also help us maintain loan-to-deposit ratios at levels consistent with our risk tolerance and regulatory expectations. We consider our core deposits to include demand deposits, negotiable orders of withdrawal (NOW) and automatic transfer service accounts, money market deposit accounts, other savings deposits, and certificates of deposit under $250,000, excluding wholesale and brokered deposits. As part of our focus on commercial loan growth, our lenders are expected to source business checking accounts from our borrowers. Noninterest bearing deposits were $56.4 million, or 18.6% of deposits at December 31, 2019, $45.4 million, or 17.1% of deposits, at December 31, 2018, and $37.5 million, or 15.9% of deposits, at December 31, 2017.

Competition

We face significant competition in originating loans and attracting deposits. Our primary market area and other areas in which we operate have a high concentration of financial institutions, many of which are significantly larger institutions that have greater financial resources than we have, and many of which are our competitors to varying degrees. Our competition for loans and leases comes principally from commercial banks, savings the U.S. Government, credit unions, leasing companies, insurance companies, real estate conduits and other companies that provide financial services to businesses and individuals. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from online financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

We seek to meet this competition by emphasizing personalized service and efficient decision-making tailored to individual needs. In addition, we reward long-standing relationships with preferred rates and terms on deposit products based on existing and prospective lending business. We do not rely on any individual, group or entity for a material portion of our loans or deposits.

As of June 30, 2019 (the latest date for which information is available), Bank 34’s deposit market share was 13.12% of total deposits in Otero County, New Mexico, representing the third largest market share of nine institutions in Otero County; 2.05% of total deposits in Dona Ana County, New Mexico, representing the 13th largest market share of 18 institutions in Dona Ana County; and 0.15% of total deposits in Maricopa County, Arizona, representing the 36th largest market share of 62 institutions in Maricopa County.

Market Area

Bank 34 operates four full-service banking centers, one each in Otero and Dona Ana counties in New Mexico and two in Maricopa County, Arizona.

Arizona. 2019 brought diverse employment growth as year-to–date job growth through October 2019 exceeded 73,000. The economy has diversified from a population-driven model and has attracted higher value-added industries since the end of the Great Recession. Arizona is currently the third fastest growing state for job growth with much of that growth centered in metropolitan Phoenix area. The combination of new residents and an aging Baby Boomer cohort is pushing demand for health care, construction, restaurants, and retailing. Based on data through October 2019, Arizona saw an increase in personal income of 5.9%, increase in population of 112,000 and a decrease in unemployment from 4.7% to 4.5%. Arizona’s home prices, in comparison to other western states, are still considered very affordable. It is anticipated that Arizona’s economy will continue with solid growth, driven by a mix of new and long established drivers. A consensus forecast for the metropolitan Phoenix area has employment increasing 2.8% and unemployment dropping below 4.0% by the end of 2020.

New Mexico. Las Cruces’ metropolitan statistical area (MSA) unemployment as of October 2019 was 5.6% while Otero county’s was 4.6% as compared to 5.7% and 5.0%, respectively, a year before. October 2019 state unemployment was at 4.8%. New Mexico’s total population has been consistently around or slightly below 2.1 million since crossing 2 million in 2008 followed by population decreases in 2014 and 2015. New Mexico gained a little over 2,000 residents between July 1, 2017 and July 1, 2018.  New Mexico is beginning to attract higher-wage employment with commitments from Facebook, Netflix, Safelite and Union Pacific. One of the main advantages that New Mexico has to offer is very affordable housing and; therefore, an overall affordable cost of living.

Lending Activities

At December 31, 2019, our gross loans held for investment consisted of $242.7 million, or 82.1%, commercial real estate loans (including multi-family); $28.9 million, or 9.8%, one- to four-family residential real estate loans; $20.1 million, or 6.8%, commercial and industrial loans, and $3.9 million, or 1.3%, consumer and other loans. At December 31, 2019, commercial real estate and multi-family loans included construction loans of $16.1 million.

Commercial Real Estate Loans. At December 31, 2019, commercial real estate loans were $242.7 million, or 82.1%, of our total gross loans held for investment. This amount includes $37.8 million of multi-family residential real estate loans which are described below. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial and retail facilities. At December 31, 2019, $39.8 million of our commercial real estate portfolio was owner occupied commercial real estate, and $202.9 million was secured by income producing, or non-owner occupied commercial real estate. We currently target new commercial real estate loan originations to experienced, growing small- and mid-size owners and investors in our market area. The average outstanding loan in our commercial real estate portfolio was $678,000 as of December 31, 2019, although we originate commercial real estate loans with balances significantly larger than this average. At December 31, 2019, our ten largest commercial real estate loans had an average balance of $3.4 million.

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

Our three largest commercial real estate loans at December 31, 2019 included a $4.5 million school loan originated in May 2016 and increased in April 2017, a $3.7 million retail strip center and restaurant building loan originated in March 2017 and a $3.5 million apartment complex loan originated in July 2019. The collateral securing these loans is all located in our primary lending areas. At December 31, 2019, all of these loans were performing in accordance with their terms.

Multi-Family Real Estate Loans. At December 31, 2019, multi-family real estate loans were $37.8 million, or 12.8%, of our total loan portfolio. We originate individual multi-family real estate loans to experienced, growing small- and mid-size owners and investors in our market areas. Our multi-family real estate loans are generally secured by properties consisting of five to 40 rental units. The average outstanding loan size in our multi-family real estate portfolio was $858,000 as of December 31, 2019. We generally do not make multi-family real estate loans outside our primary market areas.

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

Our largest multi-family real estate loan at December 31, 2019 totaled $3.5 million, was originated in July 2019 and is secured by a 47-unit apartment complex. At December 31, 2019, this loan was performing in accordance with its terms.

Commercial and Industrial Loans. We make commercial and industrial loans. primarily in our market area, to a variety of professionals, sole proprietorships and small businesses. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2019, commercial and industrial loans were $20.1 million, or 6.8% of our total loan portfolio. As part of our relationship driven focus, we encourage our commercial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and profitability.

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

Our largest commercial and industrial loan at December 31, 2019 was a $1.9 million equipment loan originated in October 2019. This loan is to an equipment leasing company and is secured by 89 tractors and trailers, an assignment of leases, and all other business assets of the company.

Construction and Land Development Loans. At December 31, 2019, construction and land development loans were $22.3 million, or 7.6% of our total loan portfolio, consisting of $16.1 million of commercial and multi-family real estate loans, $5.1 million of residential land or development loans and $1.1 million of consumer one- to four-family residential loans, At December 31, 2019, none of our consumer one- to four-family residential construction loans and $15.7 million of our commercial and multi-family real estate construction loans are expected to convert to permanent loans upon completion of the construction phase. The majority of the balance of these loans is secured by properties located in our primary lending area.

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

Our largest construction loan at December 31, 2019 totaled $2.3 million, was originated in November 2018 and is secured by 21 townhomes and an assisted living residence located in our primary market area. At December 31, 2019, this loan was performing in accordance with its terms.

One- to Four-Family Residential Real Estate Loans. Our one- to four-family residential real estate loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2019, $28.9 million, or 9.8% of our loan portfolio, consisted of one- to four-family residential real estate loans, compared to $29.9 million, or 10.4% of total loans, at December 31, 2018.

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

We also offer adjustable rate mortgage loans for one- to four-family properties, with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-, five-, seven-, or ten-year initial fixed rate period. We originated $6.9 million of adjustable rate one-to four-family residential loans during the year ended December 31, 2019, all of which was sold in the secondary market. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6% above the initial rate, regardless of the initial rate. Our adjustable rate one- to four-family residential real estate loans amortize over terms of up to 30 years.

Regulations limit the amount that an institution may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance, on properties securing real estate loans. At December 31, 2019, our largest one- to four-family residential real estate loan had a principal balance of $593,000 and was secured by a residence located in Arizona. At December 31, 2019, this loan was performing in accordance with its original terms.

Consumer and Other Loans. We offer a limited range of consumer and other loans, principally to customers with other relationships residing in our primary market area with acceptable credit ratings. Our consumer and other loans generally consist of home equity loans or lines of credit, loans secured by deposit accounts, loans on new and used automobiles and unsecured personal loans. At December 31, 2019, consumer loans were $3.9 million, or 1.3% of total loans. The underwriting standards utilized for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The loan-to-value ratio for a home equity line of credit is generally limited to 75%. The procedures for underwriting other consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations plus payments on the proposed loan.

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

Loan Originations, Purchases and Sales

Lending activities are conducted primarily by our loan personnel operating at our four full-service banking offices. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans is dependent upon competition for such loans and the relative customer demand for such loans, which is affected by current and expected future levels of market interest rates.

We participate out interests in commercial real estate loans to other financial institutions, including the guaranteed portions of SBA or USDA loans, the portion of other loans exceeding our borrowing limits and periodically other loans when portfolio growth surges and the balances exceeds target portfolio loan levels. At December 31, 2019, we were servicing $33.2 million of commercial real estate loans where we had participated out an interest to other financial institutions. For the years ended December 31, 2019 and 2018, we participated out loan participations of $8.6 million and $9.2 million, respectively.

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

Loans-to-One Borrower Limit

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our unimpaired capital and surplus. At December 31, 2019, our regulatory limit on loans-to-one borrower was $6.4 million. At that date, the largest aggregate amount loaned to one borrower was $5.6 million, consisting of a 28-unit apartment complex and 39 condominium units. The loans comprising this lending relationship were performing in accordance with their original repayment terms at December 31, 2019.

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

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal governments, deposits at the Federal Home Loan Bank of Dallas, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. Our equity securities generally pay dividends. We also are required to maintain an investment in Federal Home Loan Bank of Dallas stock, which investment is based on the level of our Federal Home Loan Bank borrowings. We have the authority under applicable law to invest in derivative securities. At December 31, 2019, due to our exit from mortgage banking operations in June 2019, the Company had no mortgage interest rate lock commitment ("IRLC") assets and no liabilities to national investment brokers. At December 31, 2018, the Company had $381,000 in fair value of mortgage IRLC assets and $154,000 in liabilities to national investment brokers representing the net fair value of forward trade commitments utilized to hedge loans in our mortgage banking pipeline with a notional value of $21.5 million. Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide a use of funds when demand for loans is weak and to generate a favorable return.

At December 31, 2019 our investment security portfolio had a fair value of $44.5 million, and consisted primarily of mortgage-backed securities, taxable municipal bonds and securities of U.S. Government Agencies. All investment securities as of December 31, 2019 were classified as available-for-sale. Bonds secured by adjustable rate loans were 3.0% of the total portfolio.

Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost to determine whether or not the impairment is deemed to be other than temporary. Other than temporary impairment is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. At December 31, 2019 our investment securities had a fair value of $44.5 million and a net unrealized gain of $412,000. The Bank does not have the intent to sell these securities before maturity and it is unlikely that it will be required to sell them before their maturity. No other-than-temporary impairment was recognized for any periods from 2012 through 2019.

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

At December 31, 2019 mortgage-backed securities totaled $31.0 million, or 69.7% of total securities, of which 4.4% were backed by adjustable rate mortgage loans and 95.6% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 2.60% at December 31, 2019.

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

U.S. Government and Government-Sponsored Securities. At December 31, 2019, our U.S. Government and government-sponsored securities portfolio totaled $1.1 million, or 2.4% of total securities. While U.S. Government and government-sponsored securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and prepayment protection.

Municipal Obligations. At December 31, 2019 our investment in municipal obligations totaled $12.4 million or 27.9% of total securities and 3.2% of total assets. The Bank’s investment in municipal bonds may not exceed 5% of total assets. Municipal obligations generally carry a higher interest rate than U.S. Government obligations but also carry a higher credit risk.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

At December 31, 2019, our deposits totaled $303.9 million. Interest-bearing deposits totaled $247.5 million and noninterest-bearing deposits totaled $56.4 million. Savings, money market and checking deposits totaled $166.1 million, and certificates of deposit totaled $81.4 million, of which $55.6 million had maturities of one year or less.

Subsidiary Activities

Bancorp 34, Inc. has no subsidiaries other than Bank 34.

Personnel

At December 31, 2019, Bank 34 had 54 full-time employees and 3 part-time employees, none of whom was party to a collective bargaining agreement. Bank 34 believes it has a good working relationship with its employees.

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

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Bank 34 failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2019, our total federal pre-1988 base year reserve was approximately $2.7 million, or $680,000 tax-effected. However, under current law, pre-1988 base year reserves remain subject to recapture if Bank 34 makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. Prior to January 1, 2018, the Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years Effective January 1, 2018, the corporate AMT is repealed. At December 31, 2019, the Company had no AMT credit carryforwards.

Net Operating Loss Carryovers. Prior to January 1, 2018, subject to certain limitations, a company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. For net operating losses generated beginning January 1, 2018, there are no carry backs allowed and an unlimited carry forward period. At December 31, 2019, Bancorp 34 had $3.8 million in net operating loss carry forwards for federal income tax purposes.

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

State Taxation

Bank 34’s full service branches and loan production offices in New Mexico and Arizona subject Bank 34 to taxation in those states. During 2019, Bank 34 closed loan production offices in Oregon, Texas, and Washington. Bank 34 regularly assesses where it is doing business and has state income tax nexus. As a Maryland business corporation, Bancorp 34 is required to file an annual report with and pay franchise taxes to the state of Maryland.

SUPERVISION AND REGULATION

General

As a federal savings association, Bank 34 is subject to examination and regulation by the Office of the Comptroller of the Currency, and is also subject to examination by the Federal Deposit Insurance Corporation (FDIC). The federal system of regulation and supervision establishes a comprehensive framework of activities in which Bank 34 may engage and is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s Deposit Insurance Fund. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders. Bank 34 also is a member of and owns stock in the Federal Home Loan Bank of Dallas, which is one of the 11 regional banks in the Federal Home Loan Bank System.

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

At December 31, 2019, Bank 34’s capital exceeded all applicable requirements.

Legislation enacted in May 2018 required the federal banking agencies, including the Office of the Comptroller of the Currency, to establish a “community bank leverage ratio” of between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion of assets. Institutions with capital meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements. The federal regulators have adopted a final rule that set the ratio at 9%, Tier 1 capital to average total consolidated assets, effective January 1, 2020.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2019, Bank 34 was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2019, Bank 34 satisfied the QTL test.

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

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $50,000 per day (as adjusted for inflation), unless a finding of reckless disregard is made, in which case penalties may be as high as $2 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If such action is not taken, the Federal Deposit Insurance Corporation has authority to take the action under specified circumstances.

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

At December 31, 2019, Bank 34 met the criteria for being considered “well capitalized.”

The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital requirement provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

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

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions were assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates were based on each institution’s risk category and certain specified risk adjustments. Institutions deemed to be less risky paid lower rates while institutions deemed riskier pay higher rates. Assessment rates (inclusive of possible adjustments) ranged from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital.

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

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation was required to seek to achieve the 1.35% ratio by September 30, 2020. The Federal Deposit Insurance Corporation indicated that the 1.35% ratio was exceeded in 2018. Insured institutions of less than $10 billion of assets received credits for the portion of their assessments that contributed to the reserve ratio between 1.15% and 1.35%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-range fund ratio of 2%.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2019, the Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $124.2 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $124.2 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $16.3 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Bank 34 was in compliance with these requirements at December 31, 2019.

Federal Home Loan Bank System

Bank 34 is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Bank 34 was in compliance with this requirement at December 31, 2019. Based on redemption provisions of the Federal Home Loan Bank of Dallas, the stock has no quoted market value and is carried at cost. Bank 34 reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Dallas stock. As of December 31, 2019, no impairment had been recognized.

Final Federal Regulation

Effective July 1, 2019, the Office of the Comptroller of the Currency issued a final rule implementing a section of the Economic Growth, Relief and Consumer Protection Act that permits an eligible federal savings association with total consolidated assets of $20 billion or less as of December 31, 2017, to elect to operate with national bank powers without converting to a national bank charter. An eligible savings association is a federal savings association that: (1) is well capitalized; (2) has a CAMELs composite rating of 1 or 2; (3) has a consumer compliance rating of 1 or 2; (4) has a Community Reinvestment Act rating of “outstanding” or “satisfactory,” if applicable; and (5) is not subject to an enforcement action.

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

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that were as stringent as those required for the insured depository subsidiaries. However, pursuant to federal legislation, the Federal Reserve Board maintains a “small holding company” exception to the applicability of consolidated holding company capital requirements. That exception generally applies to holding companies with less than $3 billion of consolidated assets, such as Bancorp 34. Such holding companies are not subject to the requirements unless otherwise advised by the Federal Reserve Board.

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

Emerging Growth Company Status

Bancorp 34 was an emerging growth company under the JOBS Act. The Company lost its status as an emerging growth company at the end of 2019.

Bancorp 34 elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies. Accordingly, these financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

ITEM 1A.	Risk Factors

Not applicable, as Bancorp 34, Inc. is a “Smaller Reporting Company.”

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We conduct business through our main office in Alamogordo, New Mexico and three branch offices located in Las Cruces, New Mexico and Peoria and Scottsdale, Arizona. At December 31, 2019, the total net book value of our premises, land and equipment was $9.0 million.

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

Our common stock is listed on the NASDAQ Capital Market under the symbol “BCTF.” As of February 12, 2020, we had 364 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 3,168,574 shares of common stock outstanding.

There were no sales of unregistered securities during the quarter ended December 31, 2019.

On October 24, 2017, the Company adopted its initial stock repurchase program under which it would repurchase up to 171,910 shares of its common stock, or approximately 5.0% of the Company’s outstanding shares. This repurchase program was completed in February 2019. On May 24, 2019, the Company adopted a second repurchase program under which it was authorized to repurchase up to 167,747 shares of its common stock, or approximately 5.0% of the Company’s outstanding shares. 157,042 shares were repurchased under this program through December 31, 2019. The Company did not repurchase common stock in the three months ended December 31, 2019.

ITEM 6.	Selected Financial Data

You should read the following summary financial information in connection with our historical financial information, which appears elsewhere in this annual report. The selected historical financial data at December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018 is derived in part from the audited consolidated financial statements that appear in this report. The information at December 31, 2017, 2016 and 2015 is derived in part from audited consolidated financial statements that do not appear in this report.

The following summary financial tables comprise of total operations, including continuing and discontinued.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Selected Financial Condition:
Total assets	$393,739	$383,278	$336,221	$328,867	$270,984
Cash and cash equivalents	29,486	11,774	9,873	16,411	19,825
Available-for-sale securities, at fair value	44,517	33,429	24,400	31,499	28,631
Loans held for investment, net	291,739	282,790	257,896	241,399	192,137
Loans held for sale	-	26,884	15,424	14,221	11,381
Deposits	303,897	265,239	235,561	224,522	225,700
Federal Home Loan Bank advances	40,000	67,000	45,000	50,000	13,000
Stockholders' equity	45,083	46,423	50,971	50,777	29,644

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Selected Operating Data:
Interest income	$19,316	$17,622	$15,965	$13,502	$12,224
Interest expense	5,018	3,605	2,272	1,684	1,434
Net interest income	14,298	14,016	13,693	11,818	10,790
Provision for loan losses	23	318	575	1,019	694
Net interest income after provision for loan losses	14,275	13,698	13,118	10,799	10,096
Non-interest income	5,833	15,194	11,906	11,213	4,903
Non-interest expense (1)	19,160	27,403	22,695	20,888	14,658
Income before income taxes	948	1,489	2,329	1,124	341
Income taxes (2)	238	416	1,968	(4,171)	20
Net income	$710	$1,074	$361	$5,295	$321

Earnings per share - basic (3)	$0.23	$0.33	$0.11	$1.57	$0.09
Earnings per share - diluted (3)	$0.23	$0.33	$0.11	$1.57	$0.09

(1)	Non-interest expense for the year ended December 31, 2015 includes merger-related expenses of $100,000.
(2)

As a result of the reduction in the Federal corporate tax rate effective in 2018 under the Tax Cuts and Jobs Act signed into law in December 2017, income tax expense for 2017 includes a $1.2 million deferred tax asset re-measurement adjustment. An $4.2 million net income tax benefit was recognized in 2016 primarily due to the reversal of all valuation reserves on net deferred tax assets.

(3)	Basic and diluted earnings per share amounts in the above table for all periods prior to October 2016 have been restated at the second-step conversion exchange rate of 2.0473 to one.

	At or For the Years Ended December 31,
	2019	2018	2017	2016	2015
Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.18%	0.30%	0.11%	1.78%	0.12%
Return on average equity (ratio of net income to average stockholders' equity)	1.53%	2.24%	0.69%	16.31%	1.08%
Net interest rate spread (1)	3.58%	3.87%	4.19%	4.11%	4.36%
Net interest margin (2)	3.95%	4.17%	4.38%	4.26%	4.47%
Noninterest expense to average assets	4.97%	7.61%	6.66%	7.52%	5.64%
Dividend payout ratio	67.85%	387.62%	-%	-%	-%
Efficiency ratio (3)	95.18%	93.81%	88.05%	90.70%	93.41%
Average interest-earning assets to average interest- bearing liabilities	127.06%	127.87%	125.95%	123.69%	118.80%

Capital Ratios:
Total capital to risk-weighted assets (Bank only)	14.59%	14.50%	17.21%	18.14%	16.93%
Tier 1 capital to risk-weighted assets (Bank only)	13.58%	13.46%	15.96%	17.03%	15.91%
Tier 1 capital to average assets (Bank only)	10.30%	10.29%	11.96%	11.91%	11.06%
Average stockholders' equity to average total assets	12.03%	13.29%	15.22%	10.91%	11.46%

Asset Quality Ratios:
Allowance for loan losses to total gross loans	0.99%	1.02%	1.19%	1.03%	0.97%
Allowance for loan losses to total gross loans less acquired loans	0.99%	1.04%	1.29%	1.19%	1.28%
Allowance for loan losses to nonperforming loans	83.36%	79.62%	57.33%	41.99%	102.71%
Net (charge-offs) recoveries to average loans	(0.00)%	(0.20)%	0.01%	(0.20)%	(0.25)%
Nonperforming loans to total gross loans	1.19%	1.27%	2.08%	2.44%	0.95%
Nonperforming loans to total assets	0.89%	0.95%	1.62%	1.81%	0.68%
Nonperforming assets and accruing troubled debt restructurings to total assets	0.91%	0.96%	1.62%	1.81%	0.79%

Other Data:
Number of full service offices	4	4	4	4	4
Full time equivalent employees	56	166	145	138	98

(1)	Net interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

The following selected financial data for the years ended December 31, 2019 and 2018 consists of continuing operations only.

	Years Ended December 31,
	2019	2018
	(In thousands, except per share data)
Selected Operating Data:
Interest income	$18,947	$16,864
Interest expense	4,820	3,174
Net interest income	14,127	13,690
Provision for loan losses	23	318
Net interest income after provision for loan losses	14,104	13,372
Non-interest income	1,019	901
Non-interest expense	12,491	11,723
Income before income taxes - continuing operations	2,632	2,550
Income taxes	666	675
Net income from continuing operations	$1,966	$1,875

Basic earnings per share - continuing operations	$0.64	$0.59
Diluted earnings per share - continuing operations	$0.64	$0.59

	For the Years Ended December 31,
	2019	2018
Performance Ratios:
Return on average assets (ratio of net income
to average total assets)	0.52%	0.55%
Net interest rate spread (1)	3.67%	4.06%
Net interest margin (2)	4.00%	4.28%
Noninterest expense to average assets	3.31%	3.42%
Efficiency ratio (3)	82.47%	80.34%

(1)	Net interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section as of and for the year ended December 31, 2019 and 2018, has been derived from the consolidated financial statements that appear elsewhere in this annual report. You should read the information in this section in conjunction with the business and financial information regarding Bancorp 34, Inc. and the financial statements provided in Part II, Item 8 of this annual report.

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

	For the Years Ended December 31,
	2019			2018			2017
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans - continuing operations	$295,755	$17,490	5.91%	$273,839	$15,847	5.79%	$259,791	$14,794	5.69%
Securities	36,603	973	2.66%	28,477	654	2.30%	28,744	529	1.84%
Other interest earning assets	21,092	484	2.29%	17,673	362	2.05%	13,866	215	1.55%
Total interest-earning assets - continuing operations	353,450	18,947	5.36%	319,989	16,863	5.27%	302,401	15,538	5.14%
Loans held for sale - discontinued operations	8,398	369	4.39%	16,196	758	4.68%	10,247	427	4.17%
Total interest-earning assets	361,848	19,316	5.34%	336,185	17,621	5.24%	312,648	15,965	5.11%
Noninterest-earning assets	23,539			23,770			28,347
Total assets	$385,387			$359,955			$340,995

Interest-bearing liabilities:
Checking, money market and savings accounts	$154,843	$2,160	1.39%	$132,347	$1,324	1.00%	$128,835	$1,049	0.81%
Certificates of deposit	79,432	1,640	2.06%	70,363	1,106	1.57%	63,415	624	0.98%
Total deposits	234,275	3,800	1.62%	202,710	2,430	1.20%	192,250	1,673	0.87%
Advances from FHLB of Dallas - continuing operations	50,518	1,020	2.02%	60,209	743	1.23%	55,984	439	0.78%
Total interest-bearing liabilities - continuing operations	284,793	4,820	1.69%	262,919	3,173	1.21%	248,234	2,112	0.85%
Advances from FHLB of Dallas - discontinued operations	-	198	-	-	432	-	-	160	-
Total interest-bearing liabilities	284,793	5,018	1.76%	262,919	3,605	1.37%	248,234	2,272	0.92%
Non-interest bearing deposits	49,813			44,215			37,361
Non-interest bearing liabilities	4,427			4,978			3,493
Total liabilities	339,033			312,112			289,088
Stockholders' equity	46,354			47,843			51,907
Total liabilities and stockholders' equity	$385,387			$359,955			$340,995

Net interest income - continuing operations		$14,127			$13,690			$13,426
Net interest rate spread - continuing operations (1)			3.67%			4.06%			4.29%
Net interest margin - continuing operations (3)			4.00%			4.28%			4.44%

Net interest income		$14,298			$14,016			$13,693
Net interest rate spread (1)			3.58%			3.87%			4.19%
Net interest-earning assets (2)	$77,055			$73,266			$64,414
Net interest margin (3)			3.95%			4.17%			4.38%

Average interest-earning assets to average interest-bearing liabilities	127.06%			127.87%			125.95%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

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

	Years Ended December 31,
	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans - continuing operations	$1,329	$314	$1,643	$458	$595	$1,053
Securities	229	90	319	9	116	125
Other interest earning assets	70	52	122	4	143	147
Total interest-earning assets - continuing operations	1,628	456	2,084	471	854	1,325
Loans held for sale - discontinued operations	(347)	(42)	(389)	273	58	331
Total interest-earning assets	1,281	414	1,695	744	912	1,656

Interest-bearing liabilities:
Checking, money-market and savings accounts	287	549	836	35	241	276
Certificates of deposit	146	388	534	248	234	482
Total deposits	433	937	1,370	283	475	758
Advances from FHLB of Dallas - continuing operations	(208)	485	277	49	255	304
Total interest-bearing liabilities - continuing operations	225	1,422	1,647	332	730	1,062
Advances from FHLB of Dallas - discontinued operations	-	(234)	(234)	-	271	271
Total interest-bearing liabilities	225	1,188	1,413	332	1,001	1,333
Change in net interest income - continuing operations	$1,403	$(966)	$437	$139	$124	$263
Change in net interest income	$1,056	$(774)	$282	$412	$(89)	$323

Comparison of Financial Condition at December 31, 2019 and December 31, 2018

Cash and cash equivalents were $29.5 million at December 31, 2019 and $11.8 million at December 31, 2018. Daily cash and cash equivalent balances vary around our target levels of $5.0 to $10.0 million primarily due to the timing of commercial loan fundings and payoffs and changes in deposit balances and FHLB advances. Cash and cash equivalents were above normal target level at December 31, 2019 due to the reduction in mortgage loans held for sale during the year ended December 31, 2019.

Available-for-sale securities increased $11.1 million, or 33.2%, during the year ended December 31, 2019 to $44.5 million. There were no sales of available-for-sale securities and we purchased $16.2 million of securities in the year ended December 31, 2019.

There were no loans held for sale at December 31, 2019. Until June 30, 2019 we sold a significant majority of our residential mortgage loans in the secondary market. At December 31, 2018, loans held for sale totaled $26.9 million and all were residential mortgage loans. As discussed in The consolidated financial statements, Note 2 – Discontinued Operations, the Company discontinued originating mortgage loans held for sale in its name in June 2019 due to the mortgage banking business exit.

Loans held for investment increased $9.0 million, or 3.1%, to $294.7 million at December 31, 2019 from $285.7 million at December 31, 2018, due to organic growth. In the year ended December 31, 2019, commercial real estate loans increased $9.6 million to $242.7 million and represented 82.1% of the gross loan portfolio at December 31, 2019, compared to 81.3% at December 31, 2018.

The core deposit intangible recorded in connection with the acquisition of Bank 1440 decreased $39,000 to $133,000 at December 31, 2019 from $172,000 at December 31, 2018, reflecting normal amortization.

Total deposits increased $38.7 million, or 14.6%, to $303.9 million at December 31, 2019 from $265.2 million at December 31, 2018. The increase included an $23.8 million, or 16.7%, increase in savings and NOW deposits, a $3.8 million, or 5.0%, increase in time deposits and a $11.1 million, or 24.4%, increase in demand deposits.

Federal Home Loan Bank advances were down $27.0 million, or 40.3%, to $40.0 million at December 31, 2019 compared to $67.0 million at December 31, 2018. The reduction was due to a $26.9 million decrease in residential mortgage loans held for sale. We utilize short-term borrowings to fund loans held for sale, and long-term borrowings and some short-term borrowings to fund net growth in loans held for investment.

Accrued interest and other liabilities increased $267,000, or 6.3%, to $4.5 million at December 31, 2019 compared to $4.2 million at December 31, 2018.

Total stockholders’ equity decreased $1.3 million to $45.1 million at December 31, 2019 from $46.4 million at December 31, 2018. The largest changes in stockholders’ equity were a $2.7 million reduction due to common stock repurchases and a $703,000 increase due to available-for-sale securities fair value appreciation.

Comparison of Operating Results for the Years Ended December 31, 2019 and December 31, 2018

General. We had net income of $710,000 for the year ended December 31, 2019, which was $363,000 less than net income of $1.1 million for the year ended December 31, 2018. This includes net income from continuing operations of $2.0 million and net loss from discontinued operations of $1.3 million for the year ended December 31, 2019, and net income from continuing operations of $1.9 million and net loss from discontinued operations of $802,000 for the year ended December 31, 2018. The comparison of operating results is discussed in more detail between continuing operations and discontinued operations.

We had net income from continuing operations of $2.0 million for the year ended December 31, 2019, which was $91,000 more than net income from continuing operations of $1.9 million for the year ended December 31, 2018. The increase was primarily caused by a $437,000, or 3.2%, increase in net interest income, a $296,000, or 92.9%, smaller provision for loan losses, and a $265,000, or 35.2% increase in noninterest income, partially offset by a $916,000, or 7.9%, increase in noninterest expense.

We had a net loss from discontinued operations, as discussed in The consolidated financial statements, Note 2 – Discontinued Operations, of $1.3 million for the year ended December 31, 2019, which was $454,000 more than the net loss from discontinued operations of $802,000 for the year ended December 31, 2018. The increased net loss from discontinued operations was primarily caused by a $9.5 million, or 66.3%, decrease in noninterest income, partially offset by a $9.0 million, or 57.5%, decrease in noninterest expense. Noninterest expense for the year ended December 31, 2019 included an $845,000 loss on disposal of discontinued operations.

Interest Income. Interest income from continuing operations increased $2.1 million, or 12.4%, to $18.9 million for the year ended December 31, 2019 from $16.9 million for the year ended December 31, 2018. The increase was due to a $33.5 million, or 10.5%, increase in average interest-earning assets and a nine basis point increase in average yields. Loans, which are our highest yielding asset, decreased to 83.7% of average interest-earning assets from 85.6% of average interest-earning assets. The increase in yield on average interest earning assets included yield increases on loans, securities and other interest earning assets of 12 basis points, 36 basis points and 24 basis points, respectively. Interest income on loans increased due to a $21.9 million, or 8.0%, increase in average loan balances due to organic growth and a 12 basis point increase in yield to 5.91% for the year ended December 31, 2019 from 5.79% for the year ended December 31, 2018. Interest on securities increased $319,000, or 48.8%, for the year ended December 31, 2019 compared to the year ended December 31, 2018 due primarily to an $8.1 million, or 28.5%, increase in average securities balances due to second, third and fourth quarter 2019 purchases and a 36 basis point increase in yield due to favorable market rate increases.

Interest Expense. Interest expense from continuing operations increased $1.6 million, or 51.9%, to $4.8 million for the year ended December 31, 2019 from $3.2 million for the year ended December 31, 2018. The increase was the result of increases of $1.4 million, or 56.4%, in interest expense on deposits and $277,000, or 37.3%, in interest expense on borrowings.

Interest paid on checking, money market and savings accounts increased $836,000, or 63.1%, to $2.2 million for the year ended December 31, 2019 from $1.3 million for the year ended December 31, 2018. The average rate we paid on such deposit accounts increased 39 basis points to 1.39% for the year ended December 31, 2019 from 1.00% for the year ended December 31, 2018 due to the increase in market interest rates. The average balance increased $22.5 million, or 17.0%, to $154.8 million for the year ended December 31, 2019 from $132.3 million for the year ended December 31, 2018.

Interest on certificates of deposit increased $534,000, or 48.3%, to $1.6 million for the year ended December 31, 2019 from $1.1 million for the year ended December 31, 2018. The average rate paid on certificates of deposit increased 49 basis points, or 31.4%, to 2.06% for the year ended December 31, 2019 compared to 1.57% for the year ended December 31, 2018 due to the increase in market interest rates. The average balance of certificates of deposit increased $9.1 million, or 12.9%, to $79.4 million for the year ended December 31, 2019 from $70.4 million for the year ended December 31, 2018.

The average balance of borrowings decreased $9.7 million, or 16.1%, from the year ended December 31, 2018 to the year ended December 31, 2019 and the average rate paid increased 79 basis points to 2.02% for the year ended December 31, 2019 from 1.23% for the year ended December 31, 2018.

Net Interest Income. Net interest income from continuing operations increased $437,000, or 3.2%, to $14.1 million for the year ended December 31, 2019 from $13.7 million for the year ended December 31, 2018, primarily due to a 10.5% increase in average interest earning assets, mostly offset by a 39 basis point decrease in net interest rate spread to 3.67% for the year ended December 31, 2019 from 4.06% for the year ended December 31, 2018. Average interest bearing liability rates for continuing operations increased 48 basis points compared to a nine basis point increase in the average interest earning assets yield for continuing operations. Our average net interest-earning assets increased by $3.8 million, or 5.2%, to $77.1 million for the year ended December 31, 2019 from $73.3 million for the year ended December 31, 2018 due primarily to organic growth.

Net interest income from discontinued operations decreased $156,000, or 47.7%, to $171,000 for the year ended December 31, 2019 from $326,000 for the year ended December 31, 2018, primarily due to an 48.1% decrease in average mortgage loans held for sale to $8.4 million for the year ended December 31, 2019 from $16.2 million for the year ended December 31, 2018.

Provision for Loan Losses. We recorded a provision for loan losses of $23,000 for the year ended December 31, 2019, compared to $318,000 for the year ended December 31, 2018. In the year ended December 31, 2019, the allowance for loan losses increased $21,000, or 0.7%, including an $23,000 increase from provisions, partially offset by $2,000 in net charge-offs.

Noninterest Income. Noninterest income from continuing operations increased $118,000, or 13.1%, to $1.0 million for the year ended December 31, 2019 from $901,000 for the year ended December 31, 2018 due primarily to an $143,000, or 110.7%, increase in loan sales gains.

The gain on sale of loans from continuing operations increased $143,000, or 110.7%, to $272,000 for the year ended December 31, 2019 from $129,000 for the year ended December 31, 2018. We sold $3.4 million of SBA and USDA loans during the year ended December 31, 2019 and recognized $272,000 of sales gains directly into income, compared to $1.6 million of SBA and USDA loan sales in the year ended December 31, 2018 with gains of $129,000.

Noninterest income from discontinued operations, represented by loan sales gains, decreased $9.5 million, or 66.3%, to $4.8 million for the year ended December 31, 2019 from $14.3 million for the year ended December 31, 2018. The gain on sale of loans from discontinued operations decreased due primarily to the mortgage banking business exit in the second quarter of 2019.

During the year ended December 31, 2019, we sold $146.3 million of mortgage loans for a gain of $4.8 million, compared to $305.8 million of mortgage loan sales during the year ended December 31, 2018 for a gain of $14.3 million. We realized a 4.2% average premium (gain on sale/sold loans) on the sales of mortgage loans for the year ended December 31, 2019 and 4.25% for the year ended December 31, 2018. Premiums vary from period to period based upon the mix of government Federal Housing Administration (FHA) and Veterans Administration (VA) loans to conventional loans, geographic markets and market interest rates, specifically 10-year U.S. Treasury rates.

Noninterest Expense. Noninterest expense from continuing operations increased $769,000, or 6.6%, to $12.5 million for the year ended December 31, 2019 from $11.7 million for the year ended December 31, 2018. The increase was primarily related to higher salaries and benefits and data processing fees, partially offset by a decrease in professional fees, and by $84,000 in FDIC credits recognized in 2019 which reduced expense. Average assets from continuing operations for the year ended December 31, 2019 were 9.7% larger than for the year ended December 31, 2018.

Noninterest expense from discontinued operations decreased $9.0 million, or 57.5%, to $6.7 million for the year ended December 31, 2019 from $15.7 million for the year ended December 31, 2018. The decrease was primarily related to the mortgage banking business exit in the second quarter of 2019, partially offset by the net loss on disposal for the quarter ended June 30, 2019.

Provision for Income Tax. Provision for income tax expense from continuing operations was $666,000 for the year ended December 31, 2019, representing an effective tax rate of 25.3% on pre-tax income from continuing operations. There are numerous differences between pre-tax income and actual taxable income that have an effect on the effective income tax rate for any given period. We recognized an income tax expense from continuing operations of $675,000 for the year ended December 31, 2018 representing 26.5% of the $2.5 million income from continuing operations before income taxes.

Benefit for income taxes from discontinued operations was $428,000 for the year ended December 31, 2019, representing an effective tax rate of 25.4% on pre-tax loss from discontinued operations. We recognized a benefit for income taxes from discontinued operations of $259,000 for the year ended December 31, 2018 representing 24.4% of the $1.1 million loss before benefit for income taxes.

Loans Held for Investment

We originate residential real estate loans, as well as commercial real estate loans, including multi-family residential real estate loans, construction loans, commercial and industrial loans and consumer and other loans. The following tables set forth the composition of our loans held for investment by type at the dates indicated.

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate (1)	$242,683	82.1%	$233,103	81.3%	$214,872	82.0%	$195,814	80.0%	$146,644	75.3%
One- to four-family residential real estate	28,850	9.8%	29,855	10.4%	29,114	11.1%	29,977	12.2%	31,412	16.1%
Commercial and industrial	20,075	6.8%	17,508	6.1%	12,296	4.7%	9,876	4.0%	10,235	5.3%
Consumer and other	3,861	1.3%	6,375	2.2%	5,740	2.2%	9,191	3.8%	6,429	3.3%
Total gross loans	295,469	100.0%	286,841	100.0%	262,022	100.0%	244,858	100.0%	194,720	100.0%
Less:
Unamortized loan fees	(808)		(1,150)		(1,010)		(953)		(689)
Allowance for loan losses	(2,922)		(2,901)		(3,117)		(2,506)		(1,894)

Loans held for investment, net	$291,739		$282,790		$257,895		$241,399		$192,137

(1)	Includes multi-family real estate loans.

The following table sets forth the contractual maturities of our loans held for investment at December 31, 2019. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

			One- to four-family
	Commercial real estate		residential real estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due during the years ending December 31,	(Dollars in thousands)
2020	$19,748	5.51%	$601	5.86%
2021 to 2024	135,636	5.39%	1,700	5.46%
2025 and beyond	87,299	5.29%	26,549	5.09%
	$242,683	5.37%	$28,850	5.13%

	Commercial and industrial		Consumer and other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due during the years ending December 31,	(Dollars in thousands)
2020	$8,913	5.51%	$2,055	5.42%	$31,317	5.51%
2021 to 2024	9,597	5.41%	1,702	5.80%	148,635	5.40%
2025 and beyond	1,565	5.73%	104	7.14%	115,517	5.25%
	$20,075	5.48%	$3,861	5.63%	$295,469	5.35%

The following table sets forth our fixed and adjustable-rate loans at December 31, 2019 that are contractually due after December 31, 2020.

	Due after December 31, 2020
	Fixed	Adjustable	Total
	(Dollars in thousands)
Commercial real estate	$145,789	$77,146	$222,935
One- to four-family residential real estate	25,514	2,735	28,249
Commercial and industrial	9,702	1,460	11,162
Consumer and other	188	1,618	1,806
	$181,193	$82,959	$264,152

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

Nonperforming Assets. The following table sets forth information regarding our nonperforming assets.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccrual loans
Real estate loans:
One- to four-family residential real estate	$787	$650	$679	$649	$1,490
Commercial real estate	2,719	2,994	3,483	3,719	-
Commercial and industrial loans	-	-	1,275	1,600	354
Consumer and other loans	-	-	-	-	-
Total nonaccrual loans	3,506	3,644	5,437	5,968	1,844
Accruing loans past due 90 days or more	-	-	-	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	3,506	3,644	5,437	5,968	1,844
Other real estate (ORE)
One- to four-family residential real estate	-	-	-	-	-
Commercial real estate	-	-	-	-	306
Total other real estate	-	-	-	-	306
Total nonperforming assets	$3,506	$3,644	$5,437	$5,968	$2,150

Ratios:
Nonperforming loans to gross loans held for investment	1.19%	1.27%	2.08%	2.44%	0.95%
Nonperforming assets to total assets	0.89%	0.95%	1.62%	1.81%	0.79%
Nonperforming assets to gross loans held for investment and ORE	1.19%	1.27%	2.08%	2.44%	1.10%

Nonaccrual loan balances guaranteed by the SBA are $2.3 million, or 66.0% of the nonaccrual loan balances at December 31, 2019.

The largest nonaccrual relationship, with a $2.7 million outstanding balance, is a loan to an operating commercial entity that has filed for Chapter 11 bankruptcy protection. The loan is 75% SBA guaranteed and the outstanding balance is collateralized by the real estate and all business assets.

Due to the decrease in nonaccrual loans and increases in gross loans and total assets, the nonperforming asset ratios decreased from December 31, 2018 to December 31, 2019.

Interest income that would have been recorded for the year ended December 31, 2019, had nonaccruing loans been current according to their original terms amounted to $243,000 and $4,000 had troubled debt restructurings been current according to their original terms. We recognized $10,000 in interest income on nonaccrual loans and $24,000 related to troubled debt restructurings for the year ended December 31, 2019.

In addition to nonperforming assets, as of December 31, 2019, we had $71,000 in accruing troubled debt restructurings. There were no accruing troubled debt restructurings as of December 31, 2018, 2017, 2016 and 2015.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	30 to 59	60 to 89	90 Days
	Days	Days	or more
	Past Due	Past Due	Past Due
	(In thousands)
At December 31, 2019
Commercial real estate	$-	$-	$2,719
One- to four-family residential real estate	758	37	639
Commercial and industrial	-	-	-
Consumer and other	-	-	-
	$758	$37	$3,358

At December 31, 2018
Commercial real estate	$-	$2,744	$-
One- to four-family residential real estate	783	235	393
Commercial and industrial	-	-	-
Consumer and other	-	-	-
	$783	$2,979	$393

At December 31, 2017
Commercial real estate	$246	$-	$550
One- to four-family residential real estate	236	117	525
Commercial and industrial	-	-	1,275
Consumer and other	-	-	-
	$482	$117	$2,350

At December 31, 2016
Commercial real estate	$550	$-	$-
One- to four-family residential real estate	108	501	69
Commercial and industrial	1,140	-	461
Consumer and other	-	-	-
	$1,798	$501	$530

At December 31, 2015
Commercial real estate	$-	$-	$-
One- to four-family residential real estate	315	173	788
Commercial and industrial	-	-	-
Consumer and other	-	-	-
	$315	$173	$788

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

The following table sets forth our amounts of classified assets and assets designated as special mention as of December 31, 2019, 2018 and 2017. The classified assets total at December 31, 2019 includes $3.5 million of nonperforming loans. Three loan relationships secured by real estate comprise $4.4 million of classified loans at December 31, 2019, and $2.3 million of those, representing 36% of total classified loans, are guaranteed by the SBA. The classified assets total at December 31, 2018 includes $3.6 million of nonperforming loans.

	At December 31,
	2019	2018	2017
	(In thousands)
Classified assets:
Substandard loans	$6,434	$6,477	$8,529
Substandard ORE	-	-	-
Substandard assets	6,434	6,477	8,529
Doubtful	-	-	550
Loss	-	-	-
Total classified assets	$6,434	$6,477	$9,079

Special mention	$883	$2,251	$955

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

The following table sets forth activity in our allowance for loan losses (ALLL) for the years indicated.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)

Balance at beginning of year	$2,901	$3,117	$2,506	$1,894	$1,707
Provision for loan losses	23	318	575	1,019	694
Charge-offs:
One- to four-family residential real estate loans	(9)	(36)	(21)	(141)	(339)
Commercial real estate loans	-	(550)	-	-	-
Commercial and industrial loans	-	(10)	-	(384)	(359)
Consumer and other loans	-	-	-	-	-
Total charge-offs	(9)	(596)	(21)	(525)	(698)
Recoveries:
One- to four-family residential real estate loans	6	12	25	2	3
Commercial real estate loans	-	-	1	116	183
Commercial and industrial loans	1	50	31	-	-
Consumer and other loans	-	-	-	-	-
Total recoveries	7	62	57	118	186
Net (charge-offs) recoveries	(2)	(534)	36	(407)	(512)

Balance at end of year	$2,922	$2,901	$3,117	$2,506	$1,889

Allowance for loan losses to nonperforming loans	83.36%	79.62%	57.33%	41.99%	102.71%
Allowance for loan losses to total loans	0.99%	1.02%	1.19%	1.03%	0.97%
Allowance for loan losses to total loans less acquired loans	0.99%	1.04%	1.29%	1.19%	1.28%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.00)%	(0.20)%	0.01%	(0.20)%	(0.25)%

The ratio of our allowance for loan losses to nonperforming loans increased in the year ended December 31, 2019 due to a 3.8% decrease in nonperforming loans and a 0.7% increase in the allowance for loan losses and increased in the year ended December 31, 2018 due to a 33.0% decrease in nonperforming loans partially offset by a 6.9% decrease in the allowance for loan losses.

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

	At December 31,
	2019		2018		2017		2016		2015
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate loans	$187	9.76%	$360	10.4%	$567	11.1%	$618	12.2%	$656	16.1%
Commercial real estate loans	2,589	82.14%	2,130	81.3%	2,056	82.0%	1,689	80.0%	1,136	75.3%
Commercial and industrial loans	116	6.79%	377	6.1%	462	4.7%	147	4.0%	64	5.3%
Consumer and other loans	30	1.31%	34	2.2%	32	2.2%	52	3.8%	38	3.3%
Total allocated allowance	$2,922	100.00%	$2,901	100.0%	$3,117	100.0%	$2,506	100.0%	$1,894	100.0%

Investments

Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At December 31,
	2019		2018		2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities (1)	$30,723	$31,019	$28,800	$28,310	$21,029	$20,769
Agency securities	1,103	1,079	1,488	1,445	2,007	1,958
Municipal obligations	12,279	12,419	3,672	3,673	1,672	1,673
Total	$44,105	$44,517	$33,960	$33,428	$24,708	$24,400

(1)	Includes Freddie Mac, Ginnie Mae and Fannie Mae.

At December 31, 2019, 2018 and 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at December 31, 2019, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Tax-equivalent yield adjustments have not been made for tax-exempt securities, as the effect thereof was not material.

	One Year or Less		More than One Year Through Five Year		More than Five Years Through Ten Years		More Than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities (1)	$-	-%	$23,716	2.59%	$7,007	2.61%	$-	-%	$30,723	$31,019	2.60%
Agency securities	-	-%	1,103	2.05%	-	-%	-	-%	1,103	1,079	2.05%
Municipal obligations	-	-%	2,333	3.24%	7,041	2.97%	2,905	2.62%	12,279	12,419	2.94%
	$-	-%	$27,152	2.63%	$14,048	2.79%	$2,905	2.62%	$44,105	$44,517	2.68%

(1)	Includes Freddie Mac, Ginnie Mae and Fannie Mae.

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

Deposits. The following tables set forth the distribution of average total deposits by account type, for the years indicated.

	For the Years Ended December 31,
	2019			2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit Type:
Non-interest bearing	$49,813	17.5%	-	$44,215	17.9%	-	$44,285	18.7%	-
Checking	26,337	9.3%	0.48%	25,967	10.5%	0.49%	26,521	11.2%	0.49%
Money market	121,408	42.7%	1.66%	100,399	40.7%	1.18%	96,751	40.9%	0.94%
Savings	7,098	2.6%	0.18%	5,981	2.5%	0.18%	5,545	2.4%	0.15%
Certificates of deposit	79,432	27.9%	2.06%	70,363	28.4%	1.57%	63,406	26.8%	1.07%
Total deposits	$284,088	100.0%	1.34%	$246,925	100.0%	0.98%	$236,508	100.0%	0.78%

As of December 31, 2019, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 was $12.4 million. The $12.4 million excludes $20.0 million of brokered certificates of deposit as individual investors only invest in $1,000 increments up to the $250,000 insured limit. The following table sets forth the maturity of these certificates of deposit as of December 31, 2019:

At December 31, 2019
(In thousands)
Three months or less	$1,398
Over three through six months	1,430
Over six through twelve months	8,004
Over twelve months	1,547
Total	$12,379

Borrowings. As of December 31, 2019, 2018 and 2017 our borrowings consisted solely of Federal Home Loan Bank of Dallas advances. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Average amount outstanding during the year	$50,518	$60,209	$55,984
Highest amount outstanding at any month end during the year	$75,000	$80,000	$67,000
Weighted average interest rate during the year	2.02%	1.95%	1.07%
Balance outstanding at end of year	$40,000	$67,000	$45,000
Weighted average interest rate at end of year	2.34%	2.45%	1.26%

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of real estate loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee reviews our asset/liability policies and position and the implementation of interest rate risk strategies.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

●	forward commitments were used to mitigate our exposure to interest rate risk associated with interest rate lock commitments and mortgage loans held for sale in our mortgage banking operation;

●	offering a variety of adjustable rate loan products;

●	using alternate funding sources, such as advances from the Federal Home Loan Bank of Dallas;

●	maintaining pricing strategies that encourage “core” deposits;

●	selling longer-term, fixed rate loans into the secondary market.

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

The table below sets forth, as of December 31, 2019 and 2018, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

December 31, 2019				December 31, 2018
Change in				Change in
Interest		Estimated Increase		Interest		Estimated Increase
Rates	Estimated	(Decrease) in EVE		Rates	Estimated	(Decrease) in EVE
(basis points)(1)	EVE (2)	Amount	Percent	(basis points)(1)	EVE (2)	Amount	Percent
(Dollars in thousands)
+400	$22,644	$(28,647)	-55.85%	+400	$33,264	$(22,762)	-40.63%
+300	32,741	(18,550)	-36.17%	+300	40,599	(15,427)	-27.54%
+200	40,055	(11,236)	-21.91%	+200	46,541	(9,485)	-16.93%
+100	46,474	(4,817)	-9.39%	+100	51,908	(4,118)	-7.35%
-	51,291	-	-	-	56,026	-	-
-100	52,945	1,654	3.22%	-100	57,682	1,656	2.96%
-200	49,016	(2,275)	-4.44%	-200	52,643	(3,383)	-6.04%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at December 31, 2019, in the event of a 100 basis point decrease in interest rates, we would experience a 3.22% increase in EVE. In the event of a 200 basis point increase in interest rates at December 31, 2019, we would experience a 21.91% decrease in EVE. At December 31, 2018, in the event of a 100 basis point decrease in interest rates, we would experience a 2.96% increase in EVE. In the event of a 200 basis point increase in interest rates at December 31, 2018, we would experience a 16.93% decrease in EVE.

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

We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2019.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2019, cash and cash equivalents totaled $29.5 million. Available-for-sale securities, which provide additional sources of liquidity, totaled $44.5 million at December 31, 2019. In addition, at December 31, 2019, we had $40.0 million of advances outstanding from the Federal Home Loan Bank of Dallas and the ability to borrow an additional $105.4 million from the FHLB, $9.8 million from The Independent BankersBank (TIB) and $6.0 million from the Pacific Coast Bankers Bank (PCBB).

At December 31, 2019, we had $25.7 million in loan commitments outstanding. In addition, we had $17.8 million in unused lines of credit.

Time deposits due within one year of December 31, 2019 totaled $55.6 million, or 68.3% of total time deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2019. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us, either as certificates of deposit or as other deposit products. We expect that we will be able to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of Dallas.

During the year ended December 31, 2019 net cash provided for operating activities was $32.0 million representing net income adjusted for non-cash items. The largest cash inflow was the $25.6 million in proceeds from sales of loans held for sale.

Our primary investing activities are the origination of loans and the purchase of securities. In the years ended December 31, 2019 and 2018, we originated $119.0 million and $437.1 million of loans and purchased $16.2 million and $15.5 million of securities, respectively. We have not purchased any whole loans in the past two years.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $38.7 million during the year ended December 31, 2019 including $23.8 million in savings and NOW deposits, $11.1 million in noninterest bearing demand deposits and $3.8 million in time deposits.

Federal Home Loan Bank advances decreased $27.0 million during the year ended December 31, 2019 primarily due to our exit from mortgage banking operations.

Bancorp 34, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to stockholders, to repurchase its common stock, and for other corporate purposes. Bancorp 34, Inc.’s primary source of liquidity is dividend payments it may receive from the Bank. At December 31, 2019, Bancorp 34, Inc. (on an unconsolidated basis) had liquid assets of $2.0 million. In June, September and December 2019, the Company paid quarterly cash dividends of $0.05 per share each. Dividends paid in 2019 totaled $482,000.

Bank 34 is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2019, Bank 34 exceeded all regulatory capital requirements. Bank 34 is categorized as “well-capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 12 of the Notes to the Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowings and deposits and agreements with respect to securities.

Derivative Financial Instrument. We used forward commitments to mitigate our exposure to interest rate risk associated with interest rate lock commitments and mortgage loans held for sale when we were actively involved in mortgage banking operation.

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

Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control — Integrated Framework (2013).  Based on such assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based upon those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Bancorp 34, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bancorp 34, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

Phoenix, Arizona

February 18, 2020

We have served as the Company’s auditor since 2017.

BANCORP 34, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Cash and due from banks	$4,496,465	$6,374,457
Interest-bearing deposits with banks	24,990,000	5,400,000
Total cash and cash equivalents	29,486,465	11,774,457

Available-for-sale securities, at fair value	44,517,178	33,428,658
Loans held for sale - discontinued operations	-	26,884,014

Loans held for investment	294,660,719	285,691,372
Allowance for loan losses	(2,921,931)	(2,901,091)
Loans held for investment, net	291,738,788	282,790,281

Premises and equipment, net	8,990,955	9,558,943
Premises and equipment, net - discontinued operations	-	56,683
Stock in financial institutions, restricted, at cost	4,016,761	3,910,361
Accrued interest receivable	961,105	863,513
Accrued interest receivable - discontinued operations	-	11,527
Deferred income tax asset, net	1,907,876	2,196,928
Bank owned life insurance	10,850,085	10,573,069
Core deposit intangible, net	133,052	172,108
Prepaid and other assets	1,137,090	815,950
Prepaid and other assets - discontinued operations	-	241,415

TOTAL ASSETS	$393,739,355	$383,277,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$56,401,370	$45,350,477
Savings and NOW deposits	166,107,428	142,349,920
Time deposits	81,387,861	77,538,576
Total deposits	303,896,659	265,238,973

Federal Home Loan Bank advances	40,000,000	67,000,000
Escrows	254,593	228,816
Escrows - discontinued operations	-	149,776
Accrued interest and other liabilities	4,271,437	3,520,201
Accrued interest and other liabilities - discontinued operations	233,427	717,407
Total liabilities	348,656,116	336,855,173

Commitments and contingencies (note 12)	-	-

Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 authorized, 3,208,618 and 3,374,565 issued and outstanding.	32,086	33,746
Additional paid-in capital	23,168,176	25,500,873
Retained earnings	23,157,134	22,928,777
Accumulated other comprehensive income (loss), net of tax	307,255	(396,148)
Unearned employee stock ownership plan (ESOP) shares	(1,581,412)	(1,644,514)
Total stockholders’ equity	45,083,239	46,422,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$393,739,355	$383,277,907

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018

Interest income
Interest and fees on loans	$17,489,918	$15,846,938
Interest on securities	972,524	654,444
Interest on other interest-earning assets	484,546	362,047
Total interest income	18,946,988	16,863,429

Interest expense
Interest on deposits	3,799,642	2,430,616
Interest on borrowings	1,020,368	743,196
Total interest expense	4,820,010	3,173,812

Net interest income	14,126,978	13,689,617
Provision for loan losses	22,500	318,000

Net interest income after provision for loan losses	14,104,478	13,371,617

Noninterest income
Gain on sale of loans	272,293	129,231
Service charges and fees	362,293	367,346
Bank owned life insurance	370,388	365,705
Other	14,225	38,888
Total noninterest income	1,019,199	901,170

Noninterest expense
Salaries and benefits	6,619,148	6,131,107
Occupancy	1,462,077	1,426,701
Data processing fees	2,092,060	1,566,001
FDIC and other insurance expense	181,206	206,633
Professional fees	815,278	944,932
Advertising	260,440	170,723
Other	1,061,408	1,276,723
Total noninterest expense	12,491,617	11,722,820

Income from continuing operations before provision for income taxes	2,632,060	2,549,967
Provision for income taxes	665,953	674,712

Net income from continuing operations	1,966,107	1,875,255

Discontinued operations
Loss from discontinued operations	(1,683,555)	(1,060,754)
Benefit for income taxes	(427,627)	(259,013)
Net loss from discontinued operations	(1,255,928)	(801,741)

NET INCOME	710,179	1,073,514

Other comprehensive income
Unrealized gain (loss) on available-for-sale securities	943,533	(223,210)
Tax effect of unrealized (gain) loss on available-for-sale securities	(240,130)	57,107
Unrealized gain (loss) on available-for-sale securities, net of tax	703,403	(166,103)

COMPREHENSIVE INCOME	$1,413,582	$907,411

Earnings per common share - Basic
Earnings per common share - continuing operations	$0.64	$0.59
Loss per common share - discontinued operations	(0.41)	(0.26)
Earnings per common share - Basic	$0.23	$0.33

Earnings per common share - Diluted
Earnings per common share - continuing operations	$0.64	$0.59
Loss per common share - discontinued operations	(0.41)	(0.26)
Earnings per common share - Diluted	$0.23	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common	Common	Paid-In	Retained	Income	ESOP	Stockholders'
	Shares	Stock	Capital	Earnings	(Loss)	Shares	Equity

BALANCE, DECEMBER 31, 2017	3,490,672	$34,907	$26,849,822	$26,060,598	$(274,266)	$(1,700,372)	$50,970,689

Net income	-	-	-	1,073,514	-	-	1,073,514
Unrealized loss on available-for-sale securities, net	-	-	-	-	(166,103)	-	(166,103)
Stock option exercise	15,464	155	149,073	-	-	-	149,228
Restricted stock awards	429	4	(4)	-	-	-	-
Restricted stock forfeitures	(6,500)	(65)	65	-	-	-	-
Amortization of equity awards	-	-	427,382	-	-	55,858	483,240
Tax rate effect reclassification (1)	-	-	-	(44,221)	44,221	-	-
Share repurchase	(125,500)	(1,255)	(1,925,465)	-	-	-	(1,926,720)
Dividend paid - $1.25 per share	-	-	-	(4,161,114)	-	-	(4,161,114)
BALANCE DECEMBER 31, 2018	3,374,565	$33,746	$25,500,873	$22,928,777	$(396,148)	$(1,644,514)	$46,422,734

Net income	-	$-	$-	$710,179	$-	$-	$710,179
Unrealized gain on available-for-sale securities, net	-	-	-	-	703,403	-	703,403
Stock option exercise	7,300	73	69,962	-	-	-	70,035
Restricted stock awards	4,000	40	(40)	-	-	-	-
Restricted stock forfeitures	(1,800)	(18)	18	-	-	-	-
Amortization of equity awards	-	-	328,256	-	-	63,102	391,358
Share repurchase	(175,447)	(1,755)	(2,730,893)	-	-	-	(2,732,648)
Dividends paid - $0.15 per share	-	-	-	(481,822)	-	-	(481,822)
BALANCE DECEMBER 31, 2019	3,208,618	$32,086	$23,168,176	$23,157,134	$307,255	$(1,581,412)	$45,083,239

(1) The stranded tax element of accumulated other comprehensive income created by the 2017 Tax Cuts and Jobs Act is reclassified to retained earnings.

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$710,179	$1,073,514
Less: Net loss from discontinued operations	(1,255,928)	(801,741)
Net income from continuing operations	1,966,107	1,875,255
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	611,200	702,956
Stock dividends on financial institution stock	(106,400)	(84,500)
Amortization of premiums and discounts on securities, net	122,057	250,556
Amortization of ESOP awards	99,367	89,883
Stock-based compensation expense	291,991	393,357
Amortization of core deposit intangible	39,056	48,556
Gain on sale of loans	(272,293)	(129,231)
Proceeds from sale of loans	3,714,648	1,703,987
Provision for loan losses	22,500	318,000
Net appreciation on bank-owned life insurance	(277,016)	(282,397)
Deferred income tax (benefit) expense	48,922	(36,975)
Changes in operating assets and liabilities:
Accrued interest receivable	(86,065)	(36,080)
Prepaid and other assets	(79,725)	325,921
Accrued interest and other liabilities	267,256	(154,044)
Net cash from operating activities - continuing operations	6,361,605	4,985,244
Net cash from operating activities - discontinued operations	25,628,086	(12,222,996)
Net cash from operating activities	31,989,691	(7,237,752)

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	5,940,620	6,014,670
Purchases of available-for-sale securities	(16,207,664)	(15,517,212)
Purchase of bank-owned life insurance	-	(155,000)
Net change in loans held for investment	(12,413,363)	(26,826,528)
Proceeds from disposals of premises and equipment	33,516	-
Purchases of premises and equipment	(20,044)	(197,678)
Net cash from investing activities	(22,666,935)	(36,681,748)

Cash flows from financing activities
Net change in deposits	38,657,686	29,677,640
Net change in escrows	(123,999)	81,745
Proceeds from Federal Home Loan Bank advances	30,000,000	132,000,000
Repayments of Federal Home Loan Bank advances	(57,000,000)	(110,000,000)
Exercise of stock options	70,035	149,228
Dividends paid	(481,822)	(4,161,114)
Common stock repurchases	(2,732,648)	(1,926,720)
Net cash from financing activities	8,389,252	45,820,779

Net change in cash and cash equivalents	17,712,008	1,901,279

Cash and cash equivalents, beginning of period	11,774,457	9,873,178

Cash and cash equivalents, end of period	$29,486,465	$11,774,457

Supplemental disclosures:
Interest on deposits and advances paid	$4,802,125	$3,470,186
Income taxes paid	$19,553	$352,600
Loans transferred to loans held for sale	$3,423,909	$2,037,039

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

In May 2019, Bank 34 took steps to exit the Bank's operations with respect to originating residential mortgage loans for sale into the secondary market ("Mortgage Banking"). The Mortgage Banking operations that were disposed of, and that represent a strategic shift that will have a major effect on operations and financial results, are accounted for as discontinued operations. Additional information on discontinued operations can be found in The consolidated financial statements, Note 2 – Discontinued Operations.

The primary deposit products are demand deposits, certificates of deposit, NOW, savings and money market accounts. The primary lending products are commercial loans. The Bank is subject to competition from other financial institutions, regulation by certain federal agencies and undergoes periodic examinations by regulatory authorities.

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

Discontinued Operations – As discussed in The consolidated financial statements, Note 2 – Discontinued Operations, current and prior periods presented in the consolidated statements of comprehensive income as well as the related note disclosures covering income and expense amounts have been retrospectively adjusted for the impact of discontinued operations for comparative purposes. The consolidated balance sheets and related note disclosures for prior periods also reflect the reclassification of certain assets and liabilities to discontinued operations.

Basis of Consolidation – The consolidated financial statements include the accounts of Bancorp 34 and the Bank. All significant intercompany accounts and transactions have been eliminated.

Emerging Growth Company Status - Bancorp 34 was an emerging growth company under the JOBS Act and lost its status as an emerging growth company at the end of 2019.  Bancorp 34 elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies. We remain a smaller reporting company, which still permits us to provide streamlined financial statement and other disclosures, and exempts us from external attestation of our internal controls.

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

Loans Held for Sale – Loans held for sale includes one- to four-family residential real estate loans, and periodically, a portion of Small Business Administration (“SBA”) or United States Department of Agriculture (USDA) loans the Bank intends to sell. They are carried at fair value. Gains and losses on the sale of mortgage loans are recognized upon sale and are determined by the difference between the sales proceeds and carrying value of the loans. As discussed in The consolidated financial statements, Note 2 – Discontinued Operations, the Company discontinued originating mortgage loans held for sale in its name in June 2019. Net unrealized losses, if any, are recorded as a valuation allowance and charged to operations. The December 31, 2019 and 2018 loans held for sale portfolio totaled $0 and $26.9 million, respectively, all of which were one- to four-family residential real estate loans.

Derivative Financial Instruments - In connection with its mortgage banking operation, the Company had the following derivative financial instruments which were carried at fair value and included in Prepaid and other assets or Other liabilities in the Consolidated Balance Sheets with fair value changes recorded in Gain on sale of loans in the Consolidated Statement of Comprehensive Income:

●	Interest Rate Lock Commitments – The Company entered into Interest Rate Lock Commitments (“IRLCs”) to set mortgage loan interest rates with its mortgage loan customers prior to funding.

●

Forward Commitments – The Company entered into forward commitments as part of its strategy to manage its exposure to changes in interest rates related to its interest rate lock commitments provided to customers to fund mortgages and on mortgage loans held for sale. These forward commitments were not designated as hedges for accounting purposes under GAAP.

As discussed in The consolidated financial statements, Note 2 – Discontinued Operations, the Company discontinued issuing mortgage interest rate lock commitments (IRLCs) in its name in May 2019. Fair values of IRLCs at December 31, 2019 and 2018 were $0 and $381,000, respectively, and fair value losses of forward commitments were $0 and $154,000 at December 31, 2019 and 2018, respectively.

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

Advertising Cost – The Bank conducts direct and non-direct response advertising and purchases prospective customer lists from various sources. These costs are expensed as incurred. Advertising costs from continuing operations for the years ended December 31, 2019 and 2018 were $260,000 and $171,000, respectively.

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

Cash dividends on unallocated ESOP shares may be used to make payments on the ESOP loan and may be allocated to participant accounts in proportion to their account balances. Cash dividends paid on allocated shares are recorded as a reduction of retained earnings and, at the direction of the employer may be: a) credited directly to participant accounts in proportion to their account balances, or b) distributed directly to participants (outside the plan) in proportion to their account balances, or c) used to make payments on the ESOP loan requiring the release of shares with at least a similar fair market value be allocated to participant accounts. In addition, participants have the right to receive an immediate distribution of their vested cash dividends paid on shares of common stock credited to their accounts.

Other Stock-Based Compensation – The Company has stock-based compensation plans which provide for the award of various benefits to Directors and employees, including restricted stock and options to purchase stock. Each restricted stock award is separated into vesting tranches and compensation expense is recognized based on the fair value at the date of grant for each tranche on a straight-line basis over the vesting period reduced for estimated forfeitures. Cash dividends on unvested restricted shares are charged to compensation expense. The fair value of stock option awards granted is estimated using the Black-Scholes-Merton option pricing model using inputs including the option exercise price and risk free rate of return, and assumptions for expected dividend yield, expected stock price volatility and the expected life of the awards. The closing market price of the Company’s stock on the date of grant is the exercise price for the stock options and the estimated fair value of the restricted stock awards. Expense is recognized over the required service period, defined as the vesting period. For awards with graded vesting, expense is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s accounting policy is to recognize expense net of actual forfeitures.

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

Summary of Recent Accounting Pronouncements:

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU replaced the most existing revenue recognition guidance in GAAP when it became effective.  ASU 2014-09 would have been initially effective for the Company's reporting period beginning January 1, 2018. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the effective date by one year. For financial reporting purposes, the standard allows for either a full retrospective or modified retrospective adoption. The FASB has also issued additional updates to provide further clarification to specific implementation issues associated with ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations, ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606. We adopted the standard on January 1, 2019, using the modified retrospective method, which resulted in no cumulative effect and no other adjustment or significant impact to the timing of revenue recognition.

Under Topic 606, we must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) we satisfy the performance obligations. Our primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. We have evaluated the nature of our contracts with customers and determined that further disaggregation of revenue from contracts with customers into categories beyond what is presented in the Consolidated Statements of Comprehensive Income was not necessary. For revenue sources that are within the scope of Topic 606, we fully satisfy our performance obligations and recognize revenue in the period it is earned as services are rendered. Transaction prices are typically fixed, charged on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with our customers.

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

Leases – In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018 for public companies, but the Company will have until the first quarter of 2020 to adopt due to its emerging growth company status. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We have performed an analysis of our existing leases and expect to recognize a new right-of-use asset and related lease liability between $1.3 million and $1.4 million upon implementation of this ASU, effective January 1, 2020.

Credit Losses - In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to create credit loss estimates. The new guidance is effective for public companies that are U.S. Securities and Exchange Commission filers for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. For all other public companies, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other companies, including emerging growth companies, the amendments were to be effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. On October 16, 2019, FASB announced a delay in the implementation schedule allowing certain entities, including smaller reporting companies, as defined in Securities and Exchange Commission regulations, such as the Company, to adopt effective for the first fiscal year beginning after December 15, 2022. The guidance is required to be applied by the modified retrospective approach. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.

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

NOTE 2 – DISCONTINUED OPERATIONS

On May 9, 2019, the Company entered into a purchase and assumption agreement to transfer its mortgage banking operations to another financial institution. Under the agreement, the other financial institution would offer employment to a majority of the Company’s mortgage operations employees. Assuming a majority of key employees at those locations agreed to transfer, the other financial institution would assume certain leases and fixed assets at those locations. Subsequent to that transaction, a majority of the mortgage operation employees made arrangements to transfer to different financial institutions, which similarly agreed to assume certain leases and fixed assets at those respective locations. Sales and assumption agreements with different financial institutions were consummated in 2019. All related transactions were completed by December 31, 2019. The Company no longer has continuing involvement with mortgage banking operations. The Company discontinued issuing mortgage interest rate lock commitments (IRLCs) in its name in May 2019 and originating mortgage loans held for sale in its name in June 2019.

Income and expense related to mortgage banking operations are included in discontinued operations and prior period financial information has been retrospectively adjusted for the impact of discontinued operations.

Liabilities for costs associated with discontinued operations were recognized and measured initially at their fair values during the quarter ended June 30, 2019 and adjusted on December 31, 2019. Those costs include, but are not limited to, involuntary employee termination benefits, cost to terminate contracts, and other associated costs. The liability itself consists of future cash flows expected to be incurred in the exit and disposal activity, which are discounted at a credit-adjusted risk-free interest rate.

The following table summarizes the one-time charge on net loss on disposal of discontinued operations:

Severance benefits	$147,948
Leases, software & other contractual obligations	360,613
Fixed asset losses	30,423
Other costs	305,915
Net Loss on Disposal	$844,899

The following table presents results of discontinued operations for the years ended December 31, 2019, and 2018:

	Year Ended December 31,
	2019	2018

Net interest income	$170,782	$326,446

Gain on sale of loans	4,813,660	14,292,592
Other	190	-
Total noninterest income	4,813,850	14,292,592

Salaries and benefits	4,480,025	12,067,023
Occupancy	232,360	674,977
Data processing fees	584,369	1,394,464
Professional fees	107,972	178,906
Advertising	118,801	356,419
Net loss on disposal	844,899	-
Other	299,761	1,008,003
Total noninterest expense	6,668,187	15,679,792

Loss from discontinued operations	(1,683,555)	(1,060,754)
Benefit for income taxes	(427,627)	(259,013)

Net loss from discontinued operations	$(1,255,928)	$(801,741)

Net interest income from discontinued operations includes interest income on mortgage loans held for sale less interest expense allocated to mortgage banking operations equal to the average mortgage loans held for sale times the average rate on FHLB short-term borrowings.

Material assets and liabilities of mortgage banking operations are classified as Discontinued Operations in the consolidated balance sheet as of December 31, 2019, and prior year balances have been adjusted to conform with the current period presentation.

The following table summarizes the major categories of assets and liabilities classified as held for sale related to discontinued operations in the consolidated balance sheet as of:

	December 31, 2019	December 31, 2018

Loans held for sale - discontinued operations	$-	$26,884,014
Premises and equipment, net - discontinued operations	-	56,683
Accrued interest receivable - discontinued operations	-	11,527
Prepaid and other assets - discontinued operations	-	241,415

Total assets	$-	$27,193,639

Escrows - discontinued operations	-	149,776
Accrued interest and other liabilities - discontinued operations	233,427	717,407

Total liabilities	$233,427	$867,183

Net (liabilities) assets	$(233,427)	$26,326,456

NOTE 3 – RESTRICTIONS ON CASH AND DUE FROM BANKS

Banks are required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The reserves required at December 31, 2019 and 2018 were $1.1 million and $1.1 million, respectively, and is included in cash and cash equivalents in the consolidated balance sheets.

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities have been classified in the consolidated balance sheets according to management’s intent at December 31, 2019 and 2018. The amortized cost of such securities and their approximate fair values were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2019
Available-for-sale securities
Mortgage-backed securities	$30,722,958	$415,564	$(119,774)	$31,018,748
U.S. Government agencies	1,102,532	1,739	(24,824)	1,079,447
Municipal obligations	12,279,341	254,521	(114,879)	12,418,983

Total	$44,104,831	$671,824	$(259,477)	$44,517,178

December 31, 2018
Available-for-sale securities
Mortgage-backed securities	$28,799,904	$115,824	$(605,370)	$28,310,358
U.S. Government agencies	1,487,917	-	(42,885)	1,445,032
Municipal obligations	3,672,023	2,363	(1,118)	3,673,268

Total	$33,959,844	$118,187	$(649,373)	$33,428,658

There were no sales of available-for-sale securities in 2019 or 2018.

Amortized cost and fair value of securities by contractual maturity as of December 31, 2019 and 2018 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at December 31, 2019 and 2018 were as follows:

	December 31, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$403,612	$402,924
Due after one to five years	27,151,751	27,510,536	23,040,618	22,482,300
Due after five to ten years	14,048,273	14,163,270	10,515,614	10,543,434
Due after ten years	2,904,807	2,843,372	-	-

Totals	$44,104,831	$44,517,178	$33,959,844	$33,428,658

At December 31, 2019 and 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2019 and 2018, mortgage-backed securities included collateralized mortgage obligations of $13.4 million and $13.8 million, respectively, which are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position.

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$10,201,840	$(64,195)	$6,459,069	$(55,579)	$16,660,909	$(119,774)
U.S. Government agencies	-	-	843,719	(24,824)	843,719	(24,824)
Municipal obligations	4,676,851	(114,879)	-	-	4,676,851	(114,879)

Total temporarily impaired securities	$14,878,691	$(179,074)	$7,302,788	$(80,403)	$22,181,479	$(259,477)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$8,605,742	$(200,190)	$10,740,671	$(405,180)	$19,346,413	$(605,370)
U.S. Government agencies	302,219	(885)	1,142,814	(42,000)	1,445,033	(42,885)
Municipal obligations	1,747,571	(430)	402,924	(688)	2,150,495	(1,118)

Total temporarily impaired securities	$10,655,532	$(201,505)	$12,286,409	$(447,868)	$22,941,941	$(649,373)

At December 31, 2019 and 2018, all of the government agencies and mortgage-backed securities held by the Company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2019.

Loans and securities carried at approximately $147.2 million at December 31, 2019 were pledged to secure FHLB advances. In addition, securities carried at approximately $4.2 million at December 31, 2019 were pledged to secure public deposits.

NOTE 5 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	December 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$242,682,721	82.1%	$233,102,637	81.3%
One- to four-family residential real estate residential real estate	28,849,640	9.8	29,855,462	10.4
Commercial and industrial	20,075,236	6.8	17,508,258	6.1
Consumer and other	3,860,991	1.3	6,374,532	2.2
Total gross loans	295,468,588	100.0%	286,840,889	100.0%
Unamortized loan fees	(807,869)		(1,149,517)
Loans held for investment	294,660,719		285,691,372
Allowance for loan losses	(2,921,931)		(2,901,091)
Loans held for investment, net	$291,738,788		$282,790,281

At December 31, 2019 and 2018 commercial real estate loans include construction loans of $16.1 million and $20.8 million, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans as of December 31, 2019 and 2018:

	As of December 31, 2019
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	2,588,714	187,345	115,502	30,370	2,921,931

Total	$2,588,714	$187,345	$115,502	$30,370	$2,921,931

Gross loans
Ending balance: individually evaluated for impairment	$2,718,731	$786,557	$-	$-	$3,505,288
Ending balance: collectively evaluated for impairment	239,963,990	28,063,083	20,075,236	3,860,991	291,963,300
Total	$242,682,721	$28,849,640	$20,075,236	$3,860,991	$295,468,588

	As of December 31, 2018
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	2,130,124	359,705	377,180	34,082	2,901,091

Total	$2,130,124	$359,705	$377,180	$34,082	$2,901,091

Gross loans
Ending balance: individually evaluated for impairment	$2,993,923	$649,685	$-	$-	$3,643,608
Ending balance: collectively evaluated for impairment	230,108,714	29,205,777	17,508,258	6,374,532	283,197,281
Total	$233,102,637	$29,855,462	$17,508,258	$6,374,532	$286,840,889

The following is a summary of activities for the allowance for loan losses for the years ended December 31, 2019 and 2018:

	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Balance December 31, 2018	$2,130,124	$359,705	$377,180	$34,082	$2,901,091

Provision for loan losses	458,590	(169,193)	(263,185)	(3,712)	22,500

Charge-offs	-	(8,686)	-	-	(8,686)
Recoveries	-	5,519	1,507	-	7,026
Net (charge-offs) recoveries	-	(3,167)	1,507	-	(1,660)

Balance December 31, 2019	$2,588,714	$187,345	$115,502	$30,370	$2,921,931

Balance December 31, 2017	$2,055,911	$567,290	$462,406	$31,583	$3,117,190

Provision for loan losses	624,213	(183,988)	(124,724)	2,499	318,000

Charge-offs	(550,000)	(36,096)	(10,322)	-	(596,418)
Recoveries	-	12,499	49,820	-	62,319
Net (charge-offs) recoveries	(550,000)	(23,597)	39,498	-	(534,099)

Balance December 31, 2018	$2,130,124	$359,705	$377,180	$34,082	$2,901,091

Nonperforming Assets – The following tables present an aging analysis of the recorded investment of past due loans as of December 31, 2019 and 2018. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, loans past due 90 days or more no longer accrue interest.

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

December 31, 2019
Commercial real estate	$-	$-	$2,718,731	$2,718,731	$239,963,990	$242,682,721
One- to four-family residential real estate	758,197	36,520	638,623	1,433,340	27,416,300	28,849,640
Commercial and industrial	-	-	-	-	20,075,236	20,075,236
Consumer and other	-	-	-	-	3,860,991	3,860,991

Totals	$758,197	$36,520	$3,357,354	$4,152,071	$291,316,517	$295,468,588

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

December 31, 2018
Commercial real estate	$-	$2,744,405	$-	$2,744,405	$230,358,232	$233,102,637
One- to four-family residential real estate	782,835	234,524	393,068	1,410,427	28,445,035	29,855,462
Commercial and industrial	-	-	-	-	17,508,258	17,508,258
Consumer and other	-	-	-	-	6,374,532	6,374,532

Totals	$782,835	$2,978,929	$393,068	$4,154,832	$282,686,057	$286,840,889

The following table sets forth nonaccrual loans and other real estate at December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018

Nonaccrual loans
Commercial real estate	$2,718,731	$2,993,923
One- to four-family residential real estate	786,557	649,685
Commercial and industrial	-	-
Consumer and other	-	-
Total nonaccrual loans	3,505,288	3,643,608
Other real estate (ORE)	-	-

Total nonperforming assets	$3,505,288	$3,643,608

Nonperforming assets to gross loans held for investment and ORE	1.19%	1.27%
Nonperforming assets to total assets	0.89%	0.95%

Nonaccrual loan balances guaranteed by the SBA are $2.3 million, or 66%, and $2.3 million, or 63%, of the nonaccrual loan balances at December 31, 2019 and December 31, 2018, respectively.

Credit Quality Indicators – The following table represents the credit exposure by internally assigned grades at December 31, 2019 and 2018. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

	As of December 31, 2019
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$237,546,684	$26,969,204	$19,774,797	$3,860,991	$288,151,676
Special mention	508,201	375,054	-	-	883,255
Substandard	4,627,836	1,505,382	300,439	-	6,433,657
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$242,682,721	$28,849,640	$20,075,236	$3,860,991	$295,468,588

	As of December 31, 2018
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$226,510,803	$27,990,417	$17,237,690	$6,374,532	$278,113,442
Special mention	1,981,667	268,892	-	-	2,250,559
Substandard	4,610,167	1,596,153	270,568	-	6,476,888
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$233,102,637	$29,855,462	$17,508,258	$6,374,532	$286,840,889

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

	As of December 31, 2019
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$2,718,731	$2,718,731	$-	$2,738,545
One- to four-family residential real estate	786,557	786,557	-	791,476
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
	$3,505,288	$3,505,288	$-	$3,530,021

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$2,718,731	$2,718,731	$-	$2,738,545
One- to four-family residential real estate	786,557	786,557	-	791,476
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
	$3,505,288	$3,505,288	$-	$3,530,021

	As of December 31, 2018
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$2,993,923	$2,993,923	$-	$3,007,495
One- to four-family residential real estate	649,685	649,685	-	656,436
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
	$3,643,608	$3,643,608	$-	$3,663,931

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$2,993,923	$2,993,923	$-	$3,007,495
One- to four-family residential real estate	649,685	649,685	-	656,436
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
	$3,643,608	$3,643,608	$-	$3,663,931

During the years ended December 31, 2019 and 2018, no interest income was recognized on these loans while in nonaccrual status as interest collected was credited to loan principal. We recognized $10,000 of income in 2019 and $4,000 in 2018 prior to the loans being placed on non-accrual.

Certain loans within the Company’s loan and ORE portfolios are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to foreclosed VA properties at December 31, 2019 and 2018.

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

There was one troubled debt restructuring with a principal balance of less than $75,000 as of December 31, 2019 and December 31, 2018.

NOTE 6 – STOCK IN FINANCIAL INSTITUTIONS

The Bank has stock in the FHLB of Dallas, The Independent Bankers Bank (TIB) and Pacific Coast Bankers’ Bancshares (PCBB). The carrying value of the stocks at December 31, 2019 and 2018 was $4.0 million and $3.9 million, respectively, and is accounted for using the cost basis of accounting. The Bank is required to maintain minimum levels of FHLB stock based on various factors, including the amount of borrowings outstanding, mortgage assets and the Bank’s total assets.

NOTE 7 – PREMISES AND EQUIPMENT, NET

Components of premises and equipment, net included in the consolidated balance sheets at December 31, 2019 and 2018 were as follows:

	At December 31,
	2019	2018
Cost:
Land and improvements	$2,452,807	$2,452,807
Building and improvements	12,250,011	12,264,369
Furniture and equipment	1,790,529	2,073,474
Automobiles	91,387	91,387
Total cost	16,584,734	16,882,037
Accumulated depreciation and amortization	(7,593,779)	(7,323,094)

Net book value	$8,990,955	$9,558,943

Depreciation and amortization expense was $611,000 and $703,000 for the years ended December 31, 2019 and 2018, respectively.

NOTE 8 – CORE DEPOSIT INTANGIBLE

The gross carrying value and accumulated amortization of core deposit intangible is as follows:

	December 31,
	2019	2018

Gross carrying value	$502,000	$502,000
Less accumulated amortization	(368,948)	(329,892)

Core deposit intangible	$133,052	$172,108

Amortization of core deposit intangible was $39,000 and $49,000 for the years ended December 31, 2019 and 2018, respectively.

The future amortization expense related to core deposit intangible remaining as of December 31, 2019 is as follows:

Year one	$35,443
Year two	35,443
Year three	35,443
Year four	26,723
Year five	-
Core deposit intangible	$133,052

NOTE 9 – TIME DEPOSITS

Following are maturities of time deposits at December 31, 2019 and 2018:

	At December 31, 2019		At December 31, 2018

	Weighted-		Weighted-
	Average		Average
Maturity	Rate	Amount	Rate	Amount

One year or less	2.09%	$55,567,378	1.51%	$30,457,540
Over one through three years	2.08%	22,461,008	2.20%	43,552,518
Over three through five years	1.85%	3,359,475	1.58%	3,528,518

	2.08%	$81,387,861	1.90%	$77,538,576

At December 31, 2019 and 2018, the Bank had $12.4 million and $10.7 million, respectively, in time deposits of $250,000 or more. At December 31, 2019 and 2018, $10.8 million and $6.4 million, respectively, of such time deposits mature within one year.

Interest expense on time deposits in denominations of $250,000 or more amounted to $212,000 and $133,000 for the years ended December 31, 2019 and 2018, respectively.

NOTE 10 – BORROWINGS

The Bank has established a borrowing line with the FHLB of Dallas. As of December 31, 2019 and 2018, the Bank had outstanding advances totaling $40.0 million and $67.0 million, respectively, carrying interest rates from 1.32% to 3.03%. As of December 31, 2019, the Bank had unused credit available under the FHLB blanket pledge agreement of $105.4 million. The following are maturities of outstanding FHLB advances at December 31, 2019 and 2018:

	At December 31,
Maturity	2019	2018
Year one	$40,000,000	$27,000,000
Year two	-	40,000,000
Year three	-	-
Year four	-	-
Total borrowings	$40,000,000	$67,000,000

The Bank has two lines of credit available with other financial institutions of $9.8 and $6.0 million with no outstanding balances at December 31, 2019 and 2018.

NOTE 11 – DERIVATIVES

As discussed in The consolidated financial statements, Note 2 – Discontinued Operations, the Company discontinued issuing mortgage interest rate lock commitments (IRLCs) in its name in May 2019. These derivatives are not designated as hedge accounting under GAAP and accordingly the fair value of these derivatives is included in Prepaid and other assets or Other liabilities in the Consolidated Balance Sheets with fair value changes recorded in Gain on sale of loans in the Consolidated Statements of Comprehensive Income.

The following table shows the fair value of derivatives included in Gain on sale of loans as part of the results of discontinued operations in The consolidated financial statements, Note 2 - Discontinued Operations:

	For the Year Ended December 31,
	2019	2018
Forward Commitments	$(272,012)	$(58,344)
Interest rate lock commitments	(380,866)	197,779
	$(652,878)	$139,435

The following table shows the fair value of derivatives included in Prepaid and other assets in the Consolidated Balance Sheets:

	As of December 31,
	2019		2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Commitments	$-	$-	$21,500,000	$(153,906)
Interest rate lock commitments	-	-	27,000,000	380,886
	$-	$-	$48,500,000	$226,980

NOTE 12 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk are as follows as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Commitments to originate and sell mortgage loans	$-	$34,268,309
Commitments to extend credit	25,739,246	25,323,822
Unused lines of credit	17,765,580	18,281,453
Totals	$43,504,826	$77,873,584

There were no commitments to originate and sell mortgage loans at December 31, 2019 due to the Company exiting mortgage banking operations, see The consolidated financial statements, Note 2 – Discontinued Operations.

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

NOTE 13 – LEASES

The Bank has noncancelable operating leases that expire over the next three years that require the payment of base lease amounts and executory costs such as taxes, maintenance and insurance. Rental expense for leases was $664,000 and $938,000 for the years ended December 31, 2019 and 2018, respectively.

Approximate future minimum rental commitments under noncancelable leases are:

For the Year Ending
December 31,	Amount

2020	$581,943
2021	507,522
2022	363,921
$1,453,386

NOTE 14 – EMPLOYEE RETIREMENT BENEFIT PLANS

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

Profit sharing plan expense was $336,000 and $375,000 for the years ended December 31, 2019 and 2018, respectively.

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

Since the Bank is the primary source of repayment on ESOP loans, the Bank records the note payable and an equal contra-equity account on its balance sheet and interest expense and ESOP benefit plan expense on its statement of comprehensive income equal to the annual loan payments. As inter-company borrowings, all bank-recorded balance sheet items, Bancorp 34 interest income and Bank 34 interest expense on the ESOP loan are eliminated in consolidation. Bancorp 34 consolidated financial statements include a contra-equity account with a balance equal to the purchase price of all unallocated shares in the ESOP.

Shares held by the ESOP at December 31, 2019 and 2018 were as follows:

	At December 31,
	2019	2018

Allocated and committed to be allocated to participants	35,566	33,318
Unallocated/unearned	163,745	170,316

Total ESOP shares	199,311	203,634

Fair value of unallocated/unearned shares	$2,500,386	$2,452,557

ESOP expense was $99,000 and $90,000 for the years ended December 31, 2019 and 2018, respectively.

Defined Benefit Plan – The Company contributes to a multi-employer defined benefit pension plan, the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”, EIN 13-5645888 and Plan No. 333). On June 1, 2006, the Company froze the benefits available under the defined benefit pension plan. The risk of participating in the Pentegra DB Plan is different from single-employer plans in the following aspects:

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

The Company’s cash contributions to the Pentegra DB Plan were $225,000 and $82,000 during the years ended December 31, 2019 and 2018, respectively, all of which represented less than 5% of the total plan contributions. As of July 1, 2019 (the most recent valuation report available), the unfunded pension liability was approximately $572,000 (87% funded). Pension plan expense (benefit) for the years ended December 31, 2019 and 2018 was $158,000 and $44,000, respectively. There are no funding improvement or rehabilitation plans pending, and no future minimum contributions required by collective-bargaining or other contractual agreements. Under U.S. legislation regarding multi-employer pension plans, a company is required to pay an amount that represents its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or upon plan termination.

In January 2020 the Company gave notice of its intention to withdraw from the Pentegra DB Plan and transfer the assets and liabilities to a new single-employer plan. An estimated $1.5 million contribution will be required to be made by June 30, 2020 to cover the unfunded liabilities before full withdrawal from the Pentegra DB Plan.

Deferred Compensation and Directors Fee Plans – A deferred compensation plan covers all senior officers and a deferred directors fee plan covers all directors. Under these plans, the company pays each participant that elects to defer, or their beneficiary, the amount deferred plus interest over a pre-selected period up to 10 years, beginning with the participant’s termination of service. A liability is accrued monthly for the deferred amount plus interest earned. The interest rate on deferred balances is determined annually on January 1st at the greater of Wall Street Journal Prime or 5%, and was 5.5% and 5.0%, in the years ended December 31, 2019 and 2018, respectively. Interest expense for the deferred plans was $77,000 and $57,000, for the years ended December 31, 2019 and 2018, respectively. Deferred plan liabilities, included in accrued interest and other liabilities on the balance sheet, were $1.5 million and $1.3 million, as of December 31, 2019 and 2018, respectively.

NOTE 15 – BOARD OF DIRECTORS’ RETIREMENT POLICY

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

The Board previously had a deferred compensation policy (Policy) to compensate Board members for their service to the Company. The retirement date for directors was the later of the last month in which they reached age 70 or completion of their term if they were elected to the Board during the annual meeting resulting in service beyond age 70. Upon retirement, Board members receive deferred compensation for the remainder of their life up to a maximum of $2,000 per month. Board members vested in the Policy based on service as follows: zero to four years of service (20%), five years of service (40%), six years of service (60%), seven years of service (80%) and eight years of service (100%). On September 21, 2011, the Board rescinded this retirement policy for current directors. The total liability for the combined policies and agreements was $268,000 at December 31, 2019 and 2018.

NOTE 16 – INCOME TAXES

The provision for income taxes from continuing operations for the years ended December 31, 2019 and 2018, includes these components:

	Years Ended December 31,
	2019	2018
Current
Federal	$510,945	$508,165
State	106,086	114,841
Deferred expense	48,922	51,706
Provision for income taxes from continuing operations	$665,953	$674,712

Income tax expense from continuing operations differs from the amounts computed by applying the federal income tax rate of 21% in 2019 and 2018, to earnings before federal income tax expense. These differences are primarily caused by state income taxes, net of federal tax benefit, income that is not taxable for federal and state income tax purposes, expenses that are not deductible for tax purposes and tax adjustments related to prior federal income tax returns.

A reconciliation of income tax expense from continuing operations at the Federal statutory rate to the Company’s actual income tax expense for all periods presented is shown below:

	Years Ended December 31,
	2019	2018

Federal tax at the statutory rate (21%)	$552,733	$535,493
Benefit from permanent differences:
State income taxes, net of Federal tax benefit	109,048	216,188
Bank-owned life insurance	(58,173)	(59,303)
Meals & entertainment	11,080	6,486
Other, net	51,265	(24,152)

Provision for income taxes from continuing operations	$665,953	$674,712

The tax effects of temporary differences related to deferred taxes were:

	As of December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$734,048	$721,765
Unrealized losses on AFS securities	-	135,038
Board of Directors retirement plan	271,099	239,957
Other, net	278,581	311,762
Deferred compensation	248,271	215,033
Accrued bonus	192,331	216,254
Organizational costs	50,451	70,638
Net operating loss carryforwards	787,500	840,001
Total deferred tax assets	2,562,281	2,750,448

Deferred tax liabilities:
FHLB stock dividends	(79,953)	(52,709)
Depreciation and amortization	(217,321)	(276,802)
Loan origination costs	(218,615)	(195,770)
Purchase accounting	(33,425)	(28,239)
Unrealized gains on AFS securities	(105,091)	-
Total deferred tax liabilities	(654,405)	(553,520)

Net deferred tax asset	$1,907,876	$2,196,928

A valuation allowance for deferred tax assets is recorded when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, NOL carry-back potential, and tax planning strategies in making this assessment. Based upon the Company’s assessment of all available evidence, management determined it was more-likely-than-not that the net deferred tax asset would be realized at December 31, 2019.

At December 31, 2019, the Company had federal operating loss carry-forwards of approximately $3.8 million, all of which are subject to Internal Revenue Code (“IRC”) Section 382 limitations, which limit the annual use of acquired losses to $250,000 per year, and begin to expire in 2028. At December 31, 2019, the Company has recorded deferred tax assets of $788,000 related to the Federal net operating loss carry-forwards.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2019, 2018 and 2017, there were no material uncertain tax positions related to federal and state income tax matters. The Company does not expect the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

The Company files consolidated U.S. federal and various state income/franchise tax returns. The Company is no longer subject to examination by U.S. federal taxing authorities for years before 2016 and is no longer subject to examination by state taxing authorities for years before 2015 or 2016. Our federal and state tax returns have not been audited for the past five years.

NOTE 17 – REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of December 31, 2019 and 2018, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

As of December 31, 2019, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2019:

Total Capital (to Risk-Weighted Assets)	$42,944	14.59%	$23,554	≥8.00%	$29,443	≥10.00%

Tier I Capital (to Risk-Weighted Assets)	$39,982	13.58%	$17,666	≥6.00%	$23,554	≥8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$39,982	13.58%	$13,249	≥4.50%	$19,138	≥6.50%

Tier I Capital (to Average Assets)	$39,982	10.30%	$15,529	≥4.00%	$19,411	≥5.00%

As of December 31, 2018:
Total Capital (to Risk-Weighted Assets)	$41,685	14.50%	$22,999	≥8.00%	$28,748	≥10.00%

Tier I Capital (to Risk-Weighted Assets)	$38,703	13.46%	$17,252	≥6.00%	$23,003	≥8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$38,703	13.46%	$12,939	≥4.50%	$18,690	≥6.50%

Tier I Capital (to Average Assets)	$38,703	10.29%	$15,045	≥4.00%	$18,806	≥5.00%

NOTE 18 – RELATED PARTY TRANSACTIONS

The Bank has entered into transactions with its executive officers, directors, significant stockholders, and their affiliates (related parties).

The activity of loans to such related parties is as follows:

	Years Ended December 31,
	2019	2018
Beginning balance	$-	$-
New loans	-	500,000
Repayments	-	(500,000)

Ending balance	$-	$-

Fees and bonuses paid to directors during the period	$218,475	$244,125

Deposits from related parties held by the Bank at end of period	$2,392,225	$2,470,696

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

NOTE 19 – STOCK-BASED COMPENSATION

Stock-based expense for the years ended December 31, 2019 and 2018, was $299,000 and $487,000 of which $188,000 and $354,000 was charged to stock-based compensation expense and $111,000 and $133,000 was charged to stock-based other noninterest expense, respectively.

The Company accounts for forfeitures when they occur by reversing any previously accrued compensation expense on forfeited options in accordance with ASC 718 Compensation – Stock Compensation.

The stock option plan allows for net settlement of vested options. In a net settlement, the Company, at the direction of the optionee, net settles the options by issuing new shares to the optionee with a value, at the current per share trading price, equal to the total in-the-money or intrinsic value of the options less any necessary tax withholdings on the disqualifying disposition of Incentive Stock Options. The optionee is granted newly issued shares and a small amount of cash in lieu of partial shares. In 2019, 40 shares of common stock were issued in net settlements. There were no net settlements in 2018.

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

In 2019, 2,750 stock options were granted and 4,000 shares of restricted stock were issued. The average grant-date fair value of stock option awards granted in 2019 was $3.72 using the Black Scholes Merton options pricing model with the following weighted average inputs and assumptions:

Grant date stock price and exercise price	$14.71
Dividend yield	0.86%
Expected volatility	25.10%
Risk-free interest rate	1.84%
Expected life in years	6

Historical data is used to estimate expected volatility and the term of options expected to be outstanding and takes into account that options are not transferable. The risk-free interest rate is based on the U.S. Treasury yield curve for the expected term in effect at the date of grant.

A summary of stock option activity during the years ended December 31, 2019 and 2018 is presented below:

	For the Year Ended December 31, 2019
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Outstanding, December 31, 2018	164,410	$14.68	5.8	$37,316
Granted	2,750	14.71
Exercised	(8,460)	10.39
Forfeited or expired	(12,400)	14.90

Outstanding, December 31, 2019	146,300	$14.92	5.0	$53,166

Exercisable, December 31, 2019	57,910	$14.91	4.9	$21,131

Information related to stock options during each year is as follows:

	Year Ended December 31,
	2019	2018

Intrinsic value of options exercised	$42,616	$89,080
Cash received from option exercises	$70,035	$149,228
Tax benefit from option exercises	$10,708	$24,866
Total weighted average fair value of options granted	$10,230	$20,200

A summary of restricted stock activity during the years ended December 31, 2019 and 2018 is presented below:

		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Price	Term (years)

	For the Year Ended December 31, 2019

Outstanding, December 31, 2018	49,829	$14.90	4.0

Granted	4,000	$14.76
Vested	(11,985)	14.90
Forfeited or expired	(1,800)	14.90

Outstanding, December 31, 2019	40,044	$14.89	3.4

As of December 31, 2019, there was $319,000 and $581,000 of total unrecognized equity-based expense related to unvested stock options and restricted stock awards granted under the 2017 Equity Incentive Plan, respectively, that is expected to be recognized ratably over the next 3 years.

NOTE 20– FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table presents information about assets and liabilities measured at fair value on a recurring and non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair values as of December 31, 2019 and 2018.

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

December 31, 2019:
Recurring basis
Mortgage-backed securities	$-	$31,018,748	$-	$31,018,748
U.S. Government agencies	-	1,079,447	-	1,079,447
Municipal obligations	-	12,418,983	-	12,418,983
Nonrecurring basis
Impaired loans	-	-	3,505,288	3,505,288

Totals	$-	$44,517,178	$3,505,288	$48,022,466

December 31, 2018:
Recurring basis
Mortgage-backed securities	$-	$28,310,358	$-	$28,310,358
U.S. Government agencies	-	1,445,032	-	1,445,032
Municipal obligations	-	3,673,268	-	3,673,268
Loans held for sale	-	26,884,014	-	26,884,014
Derivative IRLCs	-	-	380,866	380,866
Derivative forward commitments	-	(153,906)	-	(153,906)
Nonrecurring basis
Impaired loans	-	-	3,643,608	3,643,608

Totals	$-	$60,158,766	$4,024,474	$64,183,240

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

There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2019 or 2018.

The following tables present estimated fair values of the Company’s financial instruments at December 31, 2019 and 2018.

			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
At December 31, 2019:
Financial assets:
Cash and due from banks	$4,496	$4,496	$4,496	$-	$-
Interest-bearing deposits with banks	24,990	24,990	24,990	-	-
Available-for-sale securities	44,517	44,517	-	44,517	-
Loans held for investment, net	291,739	292,246	-	-	292,246
Stock in financial institutions	4,017	4,017	-	4,017	-

Financial liabilities:
Demand deposits, savings and NOW deposits	222,509	214,611	214,611	-	-
Time deposits	81,388	81,638	-	81,638	-
Federal Home Loan Bank advances	40,000	40,075	-	40,075	-

At December 31, 2018
Financial assets:
Cash and due from banks	$6,374	$6,374	$6,374	$-	$-
Interest-bearing deposits with banks	5,400	5,400	5,400	-	-
Available-for-sale securities	33,429	33,429	-	33,429	-
Loans held for sale	26,884	26,884	-	26,884	-
Loans held for investment, net	282,790	283,466	-	-	283,466
Derivative IRLCs	381	381	-	-	381
Derivative forward commitments	(154)	(154)	-	(154)	-
Stock in financial institutions	3,910	3,910	-	3,910	-

Financial liabilities:
Demand deposits, savings and NOW deposits	187,700	172,049	172,049	-	-
Time deposits	77,539	77,688	-	77,688	-
Federal Home Loan Bank advances	67,000	66,653	-	66,653	-

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

Loans Held for Investment – Loans held for investment, which are recorded at amortized cost, now incorporate the exit price notion reflecting factors such as a liquidity premium. Periodically, the Bank records nonrecurring adjustments to the carrying value of these loans based on fair value measurements for loans subject to impairment. The fair value of impaired loans is typically determined using a combination of observable inputs, such as interest rates, contract terms, appraisals of collateral supporting the loan and recent comparable sales of similar properties, and unobservable inputs such as creditworthiness, disposition costs and underlying cash flows associated with the loan. Since the estimates of fair value utilized for loans also involve unobservable inputs, valuations of impaired loans have been classified as Level 3.

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 financial assets measured on a non-recurring basis:

	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
At December 31, 2019
Impaired loans
Commercial real estate	$2,718,731	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
One- to four-family residential real estate	786,557	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Total Impaired Loans	$3,505,288

At December 31, 2018
Impaired loans
Commercial real estate	$2,993,923	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
One- to four-family residential real estate	649,685	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Total Impaired Loans	$3,643,608

Derivative IRLCs	$380,866	Internal pricing model	Pull-through rate		77%

NOTE 21 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information as of December 31, 2019 and 2018, pertaining only to Bancorp 34 is as follows:

BALANCE SHEETS

	As of December 31,
	2019	2018

ASSETS
Cash and due from banks	$1,960,863	$4,993,568
Investment in wholly owned subsidiary	40,934,500	39,044,001
ESOP note receivable	1,672,606	1,700,795
Prepaid and other assets	520,270	684,370

TOTAL ASSETS	$45,088,239	$46,422,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$5,000	$-
Total liabilities	5,000	-

Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 authorized, 3,208,618 and 3,374,565 issued and outstanding.	32,086	33,746
Additional paid-in capital	23,168,176	25,500,873
Retained earnings	23,157,134	22,928,777
Accumulated other comprehensive income (loss), net of tax	307,255	(396,148)
Unearned employee stock ownership plan (ESOP) shares	(1,581,412)	(1,644,514)
Total stockholders’ equity	45,083,239	46,422,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,088,239	$46,422,734

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018

Interest income on ESOP note receivable	$93,544	$77,917
Noninterest income
Equity in income of subsidiary	795,761	1,100,091

Noninterest expense
Professional fees and other	175,833	121,957

Income before income taxes	713,472	1,056,051

Provision (benefit) for income taxes	3,293	(17,463)

Net income	710,179	1,073,514

Other comprehensive income (loss)
Unrealized income (loss) on available-for-sale securities	703,403	(121,882)

COMPREHENSIVE INCOME	$1,413,582	$951,632

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018

Cash flows from operating activities
Net income	$710,179	$1,073,514
Adjustments to reconcile net income to net cash from operating activities:
Equity in (income) of subsidiary	(795,761)	(1,100,091)
Changes in operating assets and liabilities
Prepaid and other assets	164,100	(325,408)
Accrued interest and other liabilities	5,000	(35,828)
Net cash provided by (used for) operating activities	83,518	(387,813)

Cash flows from investing activities -
Principal collections on ESOP note receivable	28,189	30,699
Net cash provided by investing activities	28,189	30,699

Cash flows from financing activities -
Dividend from subsidiary	-	4,800,000
Stock option exercise	70,058	149,228
Share repurchase	(2,732,648)	(1,926,720)
Dividends paid - $0.15 per share 2019, $1.25 per share 2018	(481,822)	(4,161,114)
Net cash provided by financing activities	(3,144,412)	(1,138,606)

Net increase (decrease) in cash and due from banks	(3,032,705)	(1,495,720)

Cash and due from banks, beginning of period	4,993,568	6,489,288

Cash and due from banks, end of period	$1,960,863	$4,993,568

NOTE 22 –EARNINGS PER SHARE

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

	Year Ended December 31,
	2019	2018

Basic:
Net income from continuing operations	$1,966,107	$1,875,255
Net loss from discontinued operations	(1,255,928)	(801,741)
Less: Earnings allocated to participating securities	(11,456)	(24,642)

Net income allocated to common shareholders	$698,723	$1,048,872

Weighted-average common shares outstanding including participating securities	3,298,548	3,410,670
Less: Average participating securities	(48,982)	(70,988)
Less: Average unallocated ESOP Shares	(164,096)	(176,102)

Average shares	3,085,470	3,163,581

Basic earnings per common share - continuing operations	$0.64	$0.59
Basic loss per common share - discontinued operations	(0.41)	(0.26)
Basic earnings per common share	$0.23	$0.33
Diluted:
Net income allocated to common shareholders	$698,723	$1,048,872

Weighted-average common shares outstanding for basic earnings per common share	3,085,470	3,163,581
Add: Dilutive effects of assumed exercises of stock options	2,766	8,076

Weighted average shares and dilutive potential common shares	3,088,236	3,171,655

Diluted earnings per common share - continuing operations	$0.64	$0.59
Diluted loss per common share - discontinued operations	(0.41)	(0.26)
Diluted earnings per common share	$0.23	$0.33

Participating securities are restricted stock awards since they participate in common stock dividends. Stock options for 4,000 shares of common stock were not considered in computing diluted earnings per common share for 2019 and 2018, because they were antidilutive.

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

There were no changes made in our internal controls during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information contained under the sections captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (The “Proxy Statement”) is incorporated herein by reference or will be filed by amendment to this Annual Report on Form 10-K.

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

(a)	Securities Authorized for issuance under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2019 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders. Equity compensation plans approved by stockholders consist of our 2001 Stock Option Plan and our 2017 Equity Incentive Plan.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	146,300	$14.92	44,748

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	146,300	$14.92	44,748

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation of Bancorp 34, Inc. (1)
3.2	Bylaws of Bancorp 34, Inc. (1)
4.1 4.2	Form of Common Stock Certificate of Bancorp 34, Inc. (1) Description of Registrant’s Securities
10.1	Amended and Restated Employee Stock Ownership Plan, including amendments (2) †
10.2	Deferred Compensation Agreement with Jill Gutierrez (3) †
10.3	Deferred Compensation Plan Agreement with Jan R. Thiry (3) †
10.4	Intentionally omitted
10.5	Split Dollar Life Insurance Agreement with Jill Gutierrez (3) †
10.6	Form of Director Retirement Agreement, as amended (3) †
10.7	Form of Director Split Dollar Life Insurance Agreement (3) †
10.8	Alamogordo Financial Corp. 2001 Stock Option Plan (4) †
10.9	Alamogordo Financial Corp. 2001 Recognition and Retention Plan (4) †
10.10	Form of Amendment to Deferred Compensation Plan Agreement with Jill Gutierrez and Jan R. Thiry (5) †
10.11	Director Deferred Fee Plan (6) †
10.12	Retention Bonus Agreement with Jan R. Thiry (7) †
10.13	Employment Agreement By and Between Bancorp 34, Inc. and Jill Gutierrez (8) †
10.14	Intentionally omitted
10.15	Employment Agreement By and Between Bancorp 34, Inc. and Jan R. Thiry (10) †
10.16	Employment Agreement By and Between Bank 34 and Jill Gutierrez (11) †
10.17	Intentionally omitted
10.18	Employment Agreement By and Between Bank 34 and Jan R. Thiry (13) †
10.19	Bancorp 34, Inc. 2017 Equity Incentive Plan (14) †
10.20	Form of Incentive Stock Option Award Agreement (15) †
10.21	Form of Non-Qualified Stock Option Award Agreement (16) †
10.22	Form of Restricted Stock Award Agreement (17) †
10.23	Second Amendment to Deferred Compensation Agreement with Jill Gutierrez †
10.24	Second Amendment to Deferred Compensation Agreement with Jan R. Thiry †
21	Subsidiaries of Registrant
23	Consent of Moss Adams LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP 34, INC.

Date: February 18, 2020	By:	/s/ Jill Gutierrez
Jill Gutierrez
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jill Gutierrez	President, Chief Executive Officer	February 18, 2020
Jill Gutierrez	and Director (Principal Executive
Officer)

/s/ Jan R. Thiry	Executive Vice President, Chief	February 18, 2020
Jan R. Thiry	Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

/s/ William F. Burt	Vice Chairman	February 18, 2020
William F. Burt

/s/ Wortham A. (Pete) Cook	Director	February 18, 2020
Wortham A. (Pete) Cook

/s/ James D. Harris	Director	February 18, 2020
James D. Harris

/s/ Randal L. Rabon	Chairman	February 18, 2020
Randal L. Rabon

/s/ Elaine E. Ralls	Director	February 18, 2020
Elaine E. Ralls

/s/ Don P. Van Winkle	Director	February 18, 2020
Don P. Van Winkle

Page 102 of 102