Form 10-K/A
period 2019-12-31
Bancorp 34, Inc.
filed 2020-04-29
CIK 1668340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

`Washington, D.C. 20549

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

Yes ☐   No ☒

As of February 17, 2020 there were 3,168,574 shares outstanding of the registrant’s common stock. The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2019 of $15.46, was $48.6 million

DOCUMENTS INCORPORATED BY REFERENCE   None.

EXPLANATORY NOTE

Bancorp 34, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on February 18, 2020. The Company would normally only include the information that is required to be filed pursuant to Part III of Form 10-K in the proxy statement for the Annual Meeting of Stockholders. However, the Company is filing an amendment at this time due the Company’s determination to delay the Annual Meeting of Stockholders until June 24, 2020. Other than the inclusion of information for Part III of the Form 10-K, the Form 10-K remains unchanged.

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

The following sets forth certain information regarding the current members of our Board of Directors, and executive officers who are not directors, including the terms of office of board members. Except as indicated herein, there are no arrangements or understandings between any director and any other person pursuant to which such director was selected. Age information is as of December 31, 2019, and term as a director includes service with Bank 34.

With respect to directors, the biographies contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee to determine that the person should serve as a director. Each director of Bancorp 34, Inc. is also a director of Bank 34.

Directors

The following directors of Bancorp 34, Inc. have terms ending at the 2020 annual meeting of stockholders:

James D. Harris. Mr. Harris, age 74, has served as a director since 2008. Previously, he served as a director of Pioneer Bank in New Mexico for seven years. Mr. Harris was the owner of Charles, Garland & Harris Agency, Alamogordo, New Mexico, until the sale of the firm and his retirement in 2008. He served for 38 years as a director of Gerald Champion Regional Medical Center in Alamogordo and is a former member of the Committee of 50 (military support committee). Mr. Harris is a Paul Harris Fellow of Rotary International. He also served as President of the New Mexico Amigos, a statewide organization of business and professional people and the Official Goodwill Ambassadors of the State of New Mexico. Mr. Harris’ experience in risk management provides valuable insights into the types and levels of insurance we should maintain for the complexity of our operating environment.

Elaine E. Ralls. Ms. Ralls, age 70, has served as a director since 2014 upon the completion of the acquisition of Bank 1440. Ms. Ralls has owned and operated several businesses in Arizona, each of which was successfully acquired or merged with larger entities. Currently, Ms. Ralls is on the Board of Commit Agency (formerly AIR Marketing), an advertising agency based in Phoenix, Arizona that she formed in 1998 and which she owns with her son. Commit Agency has received the Ethics Award from the Better Business Bureau and is ranked by the Phoenix Business Journal in the Top Places to Work, Top Advertising Agencies, and Top Women Owned Businesses. She is actively involved on the Board of Directors for the Better Business Bureau and the Arizona Foundation for Women, as well as the Lennox Tech Enterprise Center (an organization for CEOs) and the Women President’s Organization. Ms. Ralls served as a director of Bank 1440 beginning in 2007. Ms. Ralls currently serves as chair of the Audit Committee for Bancorp 34, Inc., and her experience in company mergers and associated integration of companies and cultures provides us with a strong resource for guidance pertaining to our business expansion via strategic alliances and acquisitions.

The following directors of Bancorp 34, Inc. have terms ending in 2021:

Jill Gutierrez. Ms. Gutierrez, age 69, has been employed by Bank 34 since 2007. She began her career at Bank 34 as the Las Cruces Division President and was originally named President and Chief Executive Officer in 2011. She was named Chief Executive Officer in 2015, and re-appointed as President in 2018. Ms. Gutierrez was appointed as a director in 2011. Prior to joining Bank 34, Ms. Gutierrez held the position of Senior Vice President and Senior Lending Officer at Western Bank in Alamogordo, New Mexico, and at First National Bank in Alamogordo, New Mexico.  From 2001 to 2007 she was Senior Vice President and Market President at First Federal Bank in Las Cruces, New Mexico. Ms. Gutierrez has been employed in the banking industry since 1972. Ms. Gutierrez’s direct experience in managing operations and employees provides the Board of Directors with insight into operations, and her position on the Board of Directors provides a clear and direct channel of communication from senior management to the full board and alignment on corporate strategy.

Randal L. Rabon. Mr. Rabon, age 63, has served as a director since 2007. He is currently Chairman of Bancorp 34, Inc. He is a lifelong resident of Alamogordo where he co-owns and operates several businesses. His primary interests include: C&R Ventures; Mesa Verde Enterprises (which is Otero County’s largest civil contractor); Aggregate Technologies; The Heritage Group (developer of Mesa Village and Cielo Vista Ranch subdivisions); and the Mesa Verde Ranch. Mr. Rabon has served as Chairman of the Boards of Directors of Bank 34 and Bancorp 34, Inc. for the past seven years. In addition, Mr. Rabon serves on the following boards: Chairman, Alamogordo Chamber of Commerce, New Mexico State Land Trust Advisory Board and Member of Main Gate United, which promotes the expansion, development, and missions of Holloman Air Force Base and White Sands Missile Range. Mr. Rabon’s deep economic roots in the community and experience dealing with regulatory matters associated with banking and government contracts is highly beneficial in bringing perspective to corporate governance matters.

Wortham A. (Pete) Cook. Mr. Cook, age 71, has served as a director since March 2015. Prior to his appointment to the Board of Directors, Mr. Cook served as a financial consultant to Bank 34 from January 2014 to March 2015. From 1989 until his retirement in 2013 he served as President, Chief Executive Officer and Director at First National Bank in Alamogordo, New Mexico. Mr. Cook also served as Executive Vice President and Vice President at First National Bank from 1987 to 1989. He held the position of Executive Vice President and managed commercial lending, corporate strategy and administration at United Bank of Lea County, Hobbs, New Mexico, from 1982 through 1987. He served as an executive branch manager overseeing consumer finance and administration from 1971 through 1982 in Hobbs, New Mexico and Farmington, New Mexico. Mr. Cook is past chairman of the Economic Development Council of Otero County and a former member of the Committee of 50 (military support committee). His director experience spanned other organizations including: Federal Reserve Bank, El Paso, Texas; Federal Reserve Bank, Dallas, Texas; and the New Mexico Bankers Association. Mr. Cook’s banking background and leadership experience brings valuable insight in the areas of leadership, bank operations, credit evaluation and corporate governance.

The following directors of Bancorp 34, Inc. have terms ending in 2022:

William F. Burt. Mr. Burt, age 69, has served as director since 2007. He is currently Vice Chairman of Bancorp 34, Inc. and is Chairman of the Bank 34 Compliance Committee. Mr. Burt has served in several different capacities in the broadcast industry since receiving his degree in mass communications from New Mexico State University in 1974. He has been the owner and general manager of Burt Broadcasting, Inc. since 1988. Mr. Burt is a current State Senator representing District #33. He has spent many years actively supporting the U.S. Air Force and Army. Mr. Burt was a charter member of the Governor Appointed New Mexico Military Base Planning Commission and is a member of the Military and Veterans Affairs Committee. He also serves as a Holloman Wingman and a former member of the Air Force Air Combat Command Commanders Group. In the New Mexico State Senate, Mr. Burt serves on the Senate Finance Committee, as well as the Revenue Stabilization and Tax Committee and Science and Technology Committee. Mr. Burt has been awarded the New Mexico Broadcaster of the Year Award, Owner of the Radio Station of the Year Award and was named Alamogordo Citizen of the Year. He has also served as Chairman of the Alamogordo Chamber of Commerce, the Committee of 50 (military support committee), Flickinger Center for Performing Arts and the New Mexico Broadcasters Association. Mr. Burt’s media background, senatorial experience and experience in our local markets provides the franchise with substantial insights and discipline for enhancing our public perception and corporate citizenship initiatives.

Don P. Van Winkle. Mr. Van Winkle, age 64, joined the Board of Directors in 2013. He works with mid-market companies in an out-sourced corporate development and Board role to include managing acquisitions and divestitures, bank-relations and other capital access options.  Previous experience includes: Vistage Chair for Vistage International from 2011 through 2014 (a CEO peer advisory organization); Managing Director for SDR Ventures, a Denver-based investment banking firm and mezzanine debt fund; Three years as both President and Corporate Banking Manager for two Denver-based middle-market banking groups; Seven years as Chairman & Chief Executive Officer of Van Winkle’s Farmers Market, Inc. (a 500 employee IGA retail grocery store group based in New Mexico), which he successfully sold in 2002;  Chief Financial Officer and Chief Operating Officer of Fresh Produce Sportswear, Inc., a sportswear design and distribution firm based in Boulder, Colorado where he additionally served on the Board of Directors for 10 years.  Mr. Van Winkle began his career as a corporate banker in Denver (1980 to 1991) after spending two years as a bank examiner with the Comptroller of the Currency.  Mr. Van Winkle’s experience is instrumental in high level evaluation of our credit management processes and practices and his experience as a chief financial officer and chief executive officer qualify him to serve as our audit committee financial expert.

Executive Officer Who is Not a Director

Jan R. Thiry. Mr. Thiry, age 67, joined Bank 34 as Senior Vice President, Chief Financial Officer and Treasurer in 2014, and was named Executive Vice President, Chief Financial Officer and Treasurer in 2015. Mr. Thiry has over 35 years of experience with Wisconsin and Illinois financial institutions and multi-bank holding companies ranging in assets from $1 billion to $22 billion, including Security Capital Corp./Security Bank SSB, Marshall & Ilsley Corporation/M&I Bank, CIB Marine Bancshares and Midwest Banc Holdings, with responsibilities including audit manager, controller and chief accounting officer.  He began his career as an auditor with KPMG LLP and, immediately prior to joining Bank 34, spent three years as a consultant with RGP, formerly Resources Global Professionals, specializing in Securities and Exchange Commission reporting, investor relations, GAAP interpretation, merger and acquisition accounting and financial analysis with multi-national corporations in the Chicago area.  He is a Certified Public Accountant and has 20 years of experience as an adjunct professor for the Keller Graduate School of Management, teaching courses in accounting, auditing, fraud investigation and business communications.

Delinquent Section 16(a) Reports

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports required to be filed for the year ended December 31, 2019, we believe that no executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports on a timely basis.

Code of Ethics for Senior Officers

Bancorp 34, Inc. has adopted a Code of Ethics for Senior Officers that applies to Bancorp 34, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics for Senior Officers is available on our website at www.bank34.com. Amendments to and waivers from the Code of Ethics for Senior Officers will also be disclosed on our website.

Procedures for the Recommendation of Director Nominees by Stockholders

There have been no changes to the procedures by which stockholders can recommend nominees to the Board of Directors since such procedures were previously disclosed in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders.

Audit Committee

The Audit Committee is comprised of Directors Cook, Harris, Rabon, Ralls and Van Winkle, each of whom is “independent” in accordance with applicable Securities and Exchange Commission rules and Nasdaq listing standards. Ms. Ralls serves as chair of the Audit Committee. The Board of Directors has determined that Mr. Van Winkle qualifies as an “audit committee financial expert” as defined under applicable Securities and Exchange Commission rules. In addition, each Audit Committee member has the ability to analyze and evaluate our financial statements and has an understanding of the Audit Committee’s functions. In addition, each Audit Committee member has overseen and assessed the finances and financial reporting of various businesses that they own or with which they have been employed.

ITEM 11.     EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table sets forth for the years ended December 31, 2019 and 2018, certain information as to the total remuneration paid by Bank 34 to Ms. Gutierrez, who served as Chief Executive Officer during that time period, and Mr. Thiry, who is the other executive officer of Bancorp 34 other than Ms. Gutierrez (“Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and principal position	Year Ended December 31,	Salary ($)	Bonus ($) (1)	Nonqualified deferred compensation earnings ($) (2)	All other compensation ($) (3)	Total ($)
Jill Gutierrez President and Chief Executive Officer	2019	266,667	66,269	12,966	22,892	368,794
	2018	247,176	22,756	10,085	32,622	312,639

Jan R. Thiry Executive Vice President, Chief Financial Officer and Treasurer	2019	183,333	60,281	1,888	18,428	263,930
	2018	166,250	15,556	1,178	29,093	212,077

_________________

(1)	See “—Bonuses,” below, for a description of the amounts in this column.
(2)	Reflects the above-market interest rate paid on the accounts of the Named Executive Officers under deferred compensation agreements, described below.
(3)

For the year ended December 31, 2019, none of the Named Executive Officers had perquisites the aggregate value of which exceeded $10,000. For the year ended December 31, 2019, the amounts in this column represent, in the case of Ms. Gutierrez, $1,072 representing the value of term life insurance protection received under her Split Dollar Life Insurance Agreement, $1,540 in dividends paid on unvested restricted stock and $9,080 allocated under the Employee Stock Ownership Plan, and for Mr. Thiry $1,320 in dividends paid on unvested restricted stock and $7,665 allocated under the Employee Stock Ownership Plan.

Bonuses. For the year ended December 31, 2019, Bank 34 paid discretionary bonuses to Ms. Gutierrez and Mr. Thiry based on the Compensation Committee’s recommendation after a review of quantitative and qualitative performance-based metrics. The Committee considered three levels of corporate performance targets as well as a subjective portion, with the lowest level (threshold) resulting in cash incentive payments to the Named Executive Officers of approximately 15% of base salary, and the highest level (out-perform) resulting in cash incentive payments of approximately 50% of base salary. The performance targets and weightings for the corporate performance targets were as follows, with the subjective portion weighted at 40%:

	Bonus Level			Weightings
	Level 1 - Threshold (15% of Base Salary)	Level 2 - Commendable (30% of Base Salary)	Level 3 - Out-Perform (50% of Base Salary)
Performance Measure
Net income	$1,492,038	$1,657,820	$1,823,602	30%
Retail net deposit growth	$33,018,331	$36,687,034	$40,355,737	10%
Non-accrual loans plus other real estate owned to loans plus other real estate owned	1.31%	1.19%	1.07%	10%
Charge-offs to average loans held for investment	0.22%	0.20%	0.18%	10%

For 2019, actual operating results were as follows.

	Actual Result	Level
Performance Measure
Net income	$795,758	0
Retail net deposit growth	$41,620,399	3
Non-accrual loans plus other real estate owned to loans plus other real estate owned	1.19%	3
Charge-offs to average loans held for investment	0.00%	3

Based on the performance measurements reviewed, the Compensation Committee recommended and the Board of Directors approved, on a discretionary basis, that the management bonus should be paid at a weighted level of 1.60, which would have resulted in bonuses to Ms. Gutierrez and Mr. Thiry in the amounts of $66,000 and $45,600. The Board of Directors approved, on a discretionary basis, actual amounts of $66,000 and $60,000, respectively, or approximately 24% of Ms. Gutierrez’s base salary and 32% of Mr. Thiry’s base salary. These amounts were paid in the first quarter of 2020.

For the year ended December 31, 2018, Bank 34 paid discretionary bonuses to Ms. Gutierrez and Mr. Thiry based on the Compensation Committee’s recommendation after a review of quantitative and qualitative performance-based metrics. The Committee considered three levels of corporate performance targets, with the lowest level (threshold) resulting in cash incentive payments to the Named Executive Officers of approximately 15% of base salary, and the highest level (out-perform) resulting in cash incentive payments of approximately 50% of base salary. The performance targets and weightings were as follows:

	Bonus Level			Weightings
	Level 1 - Threshold (15% of Base Salary)	Level 2 - Commendable (30% of Base Salary)	Level 3 - Out-Perform (50% of Base Salary)
Performance Measure
Net after-tax earnings	$2,197,454	$2,441,615	$2,685,777	50%
Increase in non-interest bearing deposits	$9,893,584	$10,992,871	$12,092,158	10%
Mortgage banking profitability	$648,743	$720,825	$792,908	20%
Non-accrual loans plus other real estate owned to loans plus other real estate owned	2.17%	1.98%	1.78%	10%
Charge-offs to average loans held for investment	0.30%	0.27%	0.24%	10%

For 2018, actual operating results, and operating results adjusted to exclude the effects of the $1.25 per share special dividend paid by Bancorp 34, Inc. and the $4.8 million dividend Bank 34 paid to Bancorp 34, Inc. in December 2018, which Bancorp 34, Inc. had deposited in Bank 34 as of December 31, 2018, were as follows.

	Actual Result	Level	Adjusted Result	Level
Performance Measure
Net after-tax earnings	$1,100,091	0	$1,174,091	0
Increase in non-interest bearing deposits	$8,808,481	0	$4,008,481	0
Mortgage banking profitability	($1,002,897)	0	($1,002,897)	0
Non-accrual loans plus other real estate owned to loans plus other real estate owned	1.27%	3	1.27%	3
Charge-offs to average loans held for investment	0.20%	3	0.20%	3

Based on the performance measurements reviewed, the Compensation Committee recommended and the Board of Directors approved, on a discretionary basis, that the management bonus should be paid at a weighted level of 0.60 for all Named Executive Officers, resulting in bonuses to Ms. Gutierrez and Mr. Thiry in the amounts of $22,500 and $15,300, respectively, or approximately 9% of each individual’s base salary. These amounts were paid in the first quarter of 2019.

Remaining amounts represent holiday bonuses Bank 34 paid to its Named Executive Officers for the years ended December 31, 2019 and 2018.

Employment Agreements. Bancorp 34, Inc. and Bank 34 have each entered into employment agreements with each of Ms. Gutierrez and Mr. Thiry. The employment agreements each have an initial term of two years. At least 60 days prior to the anniversary date of the agreements, the disinterested members of the board of directors must conduct a comprehensive performance evaluation of the executive and affirmatively approve any extension of the agreements for an additional year or determine not to extend the term of the agreements. If the board of directors determines not to extend the term, it shall provide the executive with a written notice of non-renewal at least 30 days, but not more than 60 days, prior to such date. If the board fails to conduct the comprehensive performance evaluation prior to the anniversary date, the employment agreements will not renew.

The employment agreements provide for base salaries for Ms. Gutierrez and Mr. Thiry, which are currently $275,000 and $190,000, respectively. The base salaries may be increased, but not decreased (other than a decrease which is applicable to all senior officers). In addition to base salary, the executives are entitled to participate in any bonus programs and benefit plans that are made available to management employees, and will be reimbursed for all reasonable business expenses incurred.

In the event of an executive’s involuntary termination of employment for reasons other than cause, disability or death, or in the event of the executive’s resignation for “good reason,” the executive will receive a severance payment equal to the base salary (in effect at the date of termination) that the executive would have earned during the remaining term of the employment agreement. Such payment will be payable in a lump sum within 10 days following the executive’s date of termination. For purposes of the employment agreements, “good reason” is defined as: (i) the failure of Bancorp 34, Inc. or Bank 34 to appoint or re-elect the executive to his or her executive position; (ii) a material reduction in base salary or benefits (other than reduction by Bancorp 34, Inc. or Bank 34 that is part of a good faith, overall reduction of such benefits applicable to all employees); (iii) a material change in the executive’s position to one of lesser authority or a reduction in the executive’s duties or responsibilities; (iv) a relocation of the executive’s principal place of employment by more than 25 miles from the executive’s principal place of employment as of the initial effective date of the employment agreement; or (v) a material breach of the employment agreement by Bancorp 34, Inc. or Bank 34. In order to be entitled to the benefit set forth above, the executive will be required to enter into a release of claims against Bancorp 34, Inc. and Bank 34.

If the executive’s involuntary termination of employment other than for cause, disability or death or voluntary resignation for “good reason” occurs on or after the effective date of a change in control of Bancorp 34, Inc. or Bank 34, the executive will be entitled to (in lieu of the payments and benefits described in the previous paragraph) a severance payment equal to two times the executive’s highest annual rate of base salary and highest annual bonus paid to or earned by the executive during the calendar year in which the date of termination occurs or either of the two calendar years immediately preceding the date of termination. Such payment will be payable in a lump sum within 10 days following the executive’s date of termination. If an executive has an involuntary termination or terminates for good reason within six months prior to the change in control, the executive will be entitled to an additional payment within ten days following the change in control equal to the difference, if any, between what he or she would have been entitled to under the change in control provisions of the contract and the severance benefit paid to the executive on the involuntary or good reason termination occurring prior to a change in control. In the event the payments and benefits payable to an executive on a change in control resulted in an excess parachute payment, then under the Bank 34 employment agreement, the severance benefit would be reduced to an amount that would avoid the occurrence of an excess parachute payment. The Bancorp 34, Inc. employment agreement would not include such a reduction.

In addition, should an executive become disabled, she or he will be entitled to disability benefits, if any, provided under a long-term disability plan sponsored by Bank 34 and will receive continued non-taxable medical and dental benefit coverage substantially comparable to that maintained for the executive and their dependents prior to becoming disabled. In the event of an executive’s death while employed, the executive’s estate or beneficiary will be paid her or his base salary for one year following death, and her or his family will continue to receive non-taxable medical and dental coverage for one year after the executive’s death.

Upon any termination of employment that would entitle an executive to a severance payment (other than a termination in connection with a change in control), the executive will be required to adhere to one-year non-competition and non-solicitation covenants. Each executive also agrees that she or he will not disparage Bancorp 34, Inc. or Bank 34 at any time during the term of the employment agreement or thereafter.

As of December 31, 2019, each of Ms. Gutierrez and Mr. Thiry had reached the age for the normal retirement date under their respective agreements.

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

Outstanding Equity Awards at Fiscal Year End. The following table sets forth information with respect to outstanding equity awards as of December 31, 2019 for the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Name	Option awards				Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Jill Gutierrez	10,000	15,000	14.90	12/6/24	8,400	128,268
Jan R. Thiry	8,800	13,200	14.90	12/6/24	7,200	109,944

________________

(1)	Based on a closing price of Bancorp 34, Inc.’s common stock of $15.27 as of December 31, 2019.

Equity Incentive Plan. Bancorp 34, Inc. has adopted the Bancorp 34, Inc. 2017 Equity Incentive Plan (the “Incentive Plan”), which was approved by stockholders on November 17, 2017. Subject to permitted adjustments for certain corporate transactions, the Incentive Plan authorizes the issuance or delivery to participants of up to 263,127 shares of common stock pursuant to grants of incentive and non-statutory stock options, restricted stock awards and restricted stock units. Of this number, the maximum number of shares of common stock that may be issued under the Incentive Plan pursuant to the exercise of stock options is 187,948 shares, and the maximum number of shares of Company common stock that may be issued as restricted stock awards or restricted stock units is 75,179 shares. As of December 31, 2019, there were 4,300 restricted stock awards or units and 40,448 stock options that remain available for future grants under the Incentive Plan.

Employee Stock Ownership Plan and Trust. Bank 34 implemented an employee stock ownership plan in connection with Alamogordo Financial Corp.’s (the predecessor company to Bancorp 34, Inc.) initial public offering of shares of Alamogordo Financial Corp., and the employee stock ownership plan borrowed funds from Bancorp 34, Inc. to buy additional shares of common stock in Bancorp 34, Inc.’s 2016 stock offering. Employees with at least one year of employment with Bank 34 are eligible to participate. As of December 31, 2019, the employee stock ownership plan held 199,311 shares of common stock. Shares purchased by the employee stock ownership plan are held in a suspense account for allocation among participants as the loan utilized to purchase the shares is repaid. The loan is repaid principally from Bank 34 discretionary contributions to the employee stock ownership plan.

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

Directors’ Compensation

The following table sets forth, for the year ended December 31, 2019, certain information as to the total remuneration paid to directors other than Ms. Gutierrez, our President and Chief Executive Officer. Ms. Gutierrez’s compensation is set forth in the Summary Compensation Table. The “Stock Awards,” “Option Awards” and “Non-equity Incentive Plan Compensation” columns have been omitted because no listed individual earned any compensation during the fiscal year of a type required to be disclosed in these columns.

DIRECTOR COMPENSATION FOR THE YEAR ENDED DECEMBER 31, 2019
Name	Fees earned or paid in cash ($)	Non-qualified deferred compensation earnings ($) (1)	All other compensation ($) (2)	Total ($)
Randal Rabon	36,000	3,105	1,056	40,161
William Burt	36,000	—	1,830	37,830
Wortham A. Cook	36,000	1,628	413	38,041
James Harris	36,000	—	1,932	37,932
Elaine E. Ralls	36,000	3,343	413	39,756
Don P. Van Winkle	36,000	—	413	36,413

____________________

(1)	Reflects above-market interest under the Director’s Deferred Fee Plan.
(2)

For each director, includes $413 in dividends paid on unvested shares of restricted stock. Includes $643, $1,417 and $1,519 for the value of term life insurance protection under the director’s Split Dollar Life Insurance Agreement for the fiscal year for directors Rabon, Burt and Harris, respectively. For the year ended December 31, 2019, none of the directors received perquisites the aggregate value of which exceeded $10,000.

At December 31, 2019, each of our non-employee directors had 2,250 unvested shares of restricted stock, 3,760 vested stock options and 5,640 unvested stock options.

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

Director Deferred Fee Plan. Bank 34 has entered into a director deferred fee plan for the benefit of its directors. Under the plan, a director must be notified of eligibility to participate and then must elect to participate by entering into a participation agreement, a deferral election form and a distribution election form within 30 days of becoming eligible. A participant may modify his or her deferral election annually by entering into a subsequent deferral election and such modification shall become effective in the calendar year following the year in the subsequent deferral election is received by Bank 34. In addition to the directors’ deferrals, Bank 34 may, but is not required, to make contributions to the plan. The plan provides that interest will be credited monthly on the directors’ account at an annual rate equal to the greater of 5% or the Wall Street Journal prime rate determined as of the first business day of the plan year, compounded monthly. The board may prospectively increase or decrease the crediting rate by providing notice to the directors. Benefits under the plan will be paid to the director following separation from service, whether due to early termination, normal retirement (i.e., on or after age 70), death, disability or following a change in control. Benefits will be distributed to the director in either a lump sum or in a number of monthly installments, as selected by each director and set forth in her or his distribution election form. Payment of benefits will commence in the month following the occurrence of the event which entitles the director to the distribution. If the director dies during active service, the director’s deferral account balance will be paid to the director’s beneficiary commencing in the month following the director’s death. The benefit under the plan will be equal to the director’s deferral account balance, determined as of the date of the separation from service. In the event a director has a termination of service for cause, the director will forego the interest earned on the account, as well as the contributions made by Bank 34, if any, and will receive only the director’s own deferrals. Directors Cook, Rabon and Ralls have elected to participate in the plan by deferring a portion of their director fees into the plan.

Split Dollar Life Insurance Agreements for Directors. Bank 34 has entered into split dollar life insurance agreements with directors William Burt, James Harris and Randal Rabon to retain and reward the directors, by dividing the death proceeds of certain life insurance policies owned by Bank 34 on the life of each director with the designated beneficiary of the director. Bank 34 pays the life insurance premiums from its general assets. Under the agreements, the director or the director’s assignee has the right to designate the beneficiary of an amount of death proceeds. In the event the director dies prior to separation from service, the director’s beneficiary will be entitled to a benefit equal to 100% of net death proceeds, defined as the total death proceeds of all policies minus the greater of the cash surrender value or the aggregate premiums paid by Bank 34. In the event of the director’s death after separation from service, there will be no benefit paid to the director’s beneficiary under the agreement. In the event Bank 34 discontinues a policy, Bank 34 will give the director at least 30 days to purchase such policy at a purchase price equal to the fair market value of the policy.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Holders

Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of March 31, 2020, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock. The mailing address for each of our directors and executive officers is 500 East 10th Street, Alamogordo, New Mexico 88310.

	Shares of Common Stock Beneficially Owned as of the Record Date (1)	Percent of Shares of Common Stock Outstanding (2)

Persons Owning Greater than 5%
Bank 34 Employee Stock Ownership Plan 500 East 10th Street Alamogordo, New Mexico 88310	199,311	6.21%

Directors
William F. Burt	20,693 (3)	*
Wortham A. (Pete) Cook	16,206 (4)	*
Jill Gutierrez	66,846 (5)	2.08%
James D. Harris	25,078 (6)	*
Randal L. Rabon	48,063 (6)	1.50%
Elaine E. Ralls	18,669 (7)	*
Don P. Van Winkle	11,670 (8)	*

Executive Officer Who is Not a Director
Jan R. Thiry	32,806 (9)	1.02%

All directors and executive officers as a group (8 persons)	240,031	7.39%
*	Less than 1%.
(1)

In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Bancorp 34, Inc. common stock if he has or shares voting or investment power with respect to such common stock or has a right to acquire beneficial ownership at any time within 60 days from March 31, 2020. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct and the named individuals and group exercise sole voting and investment power over the shares of Bancorp 34, Inc. common stock. In accordance with applicable Securities and Exchange Commission rules, outstanding options held by an individual that are vested or that will vest within 60 days of March 31, 2020 are included for purposes of calculating that individual’s percentage ownership, but not for purposes of calculating any other individual’s percentage ownership.

(2)	Based on a total of 3,208,618 shares of common stock outstanding as of March 31, 2020.
(3)	Includes 2,250 shares of unvested restricted stock and 3,760 presently exercisable stock options.
(4)	Includes 7,696 shares held in an individual retirement account, 2,250 shares of unvested restricted stock and 3,760 presently exercisable stock options.
(5)

Includes 25,000 shares held in an individual retirement account, 10,000 presently exercisable stock options, 3,436 shares held by the Bank 34 Employee Stock Ownership Plan and 8,400 shares of unvested restricted stock.

(6)	Includes 3,760 presently exercisable stock options and 2,250 shares of unvested restricted stock.
(7)	Includes 3,920 shares of common stock held by a trust, 2,000 shares held in an individual retirement account, 2,250 shares of unvested restricted stock and 3,760 presently exercisable stock options.
(8)	Includes 1,480 shares held in an individual retirement account, 2,250 shares of unvested restricted stock and 3,760 presently exercisable stock options.
(9)

Includes 3,900 shares held in an individual retirement account, 2,866 shares held by Mr. Thiry’s spouse, 1,240 shares held by the Bank 34 Employee Stock Ownership Plan, 7,200 shares of unvested restricted stock and 8,800 presently exercisable stock options.

Equity Compensation Plans

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Certain Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits us from making loans to our executive officers and directors, but it contains a specific exemption from such prohibition for loans made by Bank 34 to our executive officers and directors in compliance with federal banking regulations. During the year ended December 31, 2019, we made no loans to, or had outstanding loans with, our directors and executive officers, other than loans made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable loans with persons not related to Bank 34, and which do not involve more than the normal risk of collectibility or present other unfavorable features.

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

Board and Committee Independence

The Board of Directors has determined that each of our directors, with the exception of President and Chief Executive Officer Jill Gutierrez, is “independent” as defined in the listing standards of the Nasdaq Stock Market. Ms. Gutierrez is not independent because she is one of our executive officers. Each director who serves on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is “independent” as defined in the listing standards of the Nasdaq Stock Market and applicable Securities and Exchange Commission regulations for purposes of service on each of such committees.

In determining the independence of the other directors, the Board of Directors considered the following transactions, which are not required to be reported under “Transactions with Certain Related Persons.” During the year ended December 31, 2019, Bank 34 paid $15,595 for advertising on radio stations that are owned by director William Burt.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Moss Adams LLP for the years ended December 31, 2019 and 2018, who served as the Company’s principal accountant for those years.

	Year Ended December 31, 2019	Year Ended December 31, 2018

Audit Fees	$160,500	$123,000
Audit-Related Fees	$2,100	$2,500
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit Fees. Audit Fees consist of professional services and related expenses for the audit of our annual financial statements and review of our annual report on SEC Form 10-K and our quarterly financial statements.

Audit Related Fees. Audit Related Fees include expenses directly related to the performance of the audit.

The Audit Committee’s current policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee pre-approved 100% of audit-related fees billed and paid during the years ended December 31, 2019 and 2018, as indicated in the table above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)     Exhibits

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

Bancorp 34, Inc.

                                                                                                                                                                        Date: April 29, 2020                    By:     /s/ Jill Gutierrez

Jill Gutierrez

President and Chief Executive Officer