Form 10-Q
period 2020-03-31
Bancorp 34, Inc.
filed 2020-05-05
CIK 1668340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

YES ☐   NO ☒

Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of May 4, 2020 were 3,208,618.

Bancorp 34, Inc.
FORM 10-Q

Item 1. Financial Statements

BANCORP 34, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31, 2020	December 31, 2019

ASSETS
Cash and due from banks	$5,158,689	$4,496,465
Interest-bearing deposits with banks	3,260,000	24,990,000
Total cash and cash equivalents	8,418,689	29,486,465

Available-for-sale securities, at fair value	61,374,800	44,517,178

Loans held for investment	312,839,927	294,660,719
Allowance for loan losses	(3,396,861)	(2,921,931)
Loans held for investment, net	309,443,066	291,738,788

Premises and equipment, net	8,852,926	8,990,955
Operating lease right-of-use assets	1,138,139	-
Stock in financial institutions, restricted, at cost	4,037,061	4,016,761
Accrued interest receivable	1,335,776	961,105
Deferred income tax asset, net	1,702,078	1,907,876
Bank owned life insurance	10,915,586	10,850,085
Core deposit intangible, net	124,190	133,052
Prepaid and other assets	1,045,645	1,137,090

TOTAL ASSETS	$408,387,956	$393,739,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$56,293,286	$56,401,370
Savings and NOW deposits	172,840,472	166,107,428
Time deposits	76,985,230	81,387,861
Total deposits	306,118,988	303,896,659

Federal Home Loan Bank advances	50,000,000	40,000,000
Escrows	379,206	254,593
Operating lease liabilities	1,244,187	-
Accrued interest and other liabilities	4,343,907	4,271,437
Accrued interest and other liabilities - discontinued operations	182,777	233,427
Total liabilities	362,269,065	348,656,116

Commitments and contingencies (note 5)	-	-

Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 authorized, 3,208,618 and 3,208,618 issued and outstanding.	32,086	32,086
Additional paid-in capital	23,249,796	23,168,176
Retained earnings	23,276,758	23,157,134
Accumulated other comprehensive income (loss), net of tax	1,126,862	307,255
Unearned employee stock ownership plan (ESOP) shares	(1,566,611)	(1,581,412)
Total stockholders’ equity	46,118,891	45,083,239

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$408,387,956	$393,739,355

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

	Three Months Ended March 31,
	2020	2019

Interest income
Interest and fees on loans	$4,621,226	$4,153,207
Interest on securities	287,227	223,807
Interest on other interest-earning assets	73,439	121,989
Total interest income	4,981,892	4,499,003

Interest expense
Interest on deposits	985,569	861,269
Interest on borrowings	190,215	278,165
Total interest expense	1,175,784	1,139,434

Net interest income	3,806,108	3,359,569
Provision for loan losses	472,000	87,500

Net interest income after provision for loan losses	3,334,108	3,272,069

Noninterest income
Gain on sale of loans	-	26,907
Service charges and fees	121,717	56,836
Bank owned life insurance	90,812	91,261
Other	47,367	11,157
Total noninterest income	259,896	186,161

Noninterest expense
Salaries and benefits	1,759,550	1,587,526
Occupancy	368,707	351,416
Data processing fees	461,827	484,725
FDIC and other insurance expense	51,928	85,603
Professional fees	291,437	182,159
Advertising	60,662	66,057
Other	201,014	195,126
Total noninterest expense	3,195,125	2,952,612

Income from continuing operations before provision for income taxes	398,879	505,618
Provision for income taxes	120,822	118,475

Net income from continuing operations	278,057	387,143

Discontinued operations
Loss from discontinued operations	-	(458,401)
Benefit for income taxes	-	(112,466)
Net loss from discontinued operations	-	(345,935)

NET INCOME	278,057	41,208

Other comprehensive income
Unrealized gain on available-for-sale securities	1,099,405	353,919
Tax effect of unrealized gain on available-for-sale securities	(279,798)	(90,072)
Unrealized gain on available-for-sale securities, net of tax	819,607	263,847

COMPREHENSIVE INCOME	$1,097,664	$305,055

Earnings per common share - Basic
Earnings per common share - continuing operations	$0.09	$0.12
Loss per common share - discontinued operations	-	(0.11)
Earnings per common share - Basic	$0.09	$0.01

Earnings per common share - Diluted
Earnings per common share - continuing operations	$0.09	$0.12
Loss per common share - discontinued operations	-	(0.11)
Earnings per common share - Diluted	$0.09	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common	Common	Paid-In	Retained	Income	ESOP	Stockholders'
	Shares	Stock	Capital	Earnings	(Loss)	Shares	Equity

BALANCE, DECEMBER 31, 2018	3,374,565	$33,746	$25,500,873	$22,928,777	$(396,148)	$(1,644,514)	$46,422,734

Net income	-	-	-	41,208	-	-	41,208
Unrealized loss on available-for-sale securities, net	-	-	-	-	263,847	-	263,847
Amortization of equity awards	-	-	85,680	-	-	18,059	103,739
Share repurchase	(18,410)	(185)	(277,486)	-	-	-	(277,671)
BALANCE MARCH 31, 2019	3,356,155	$33,561	$25,309,067	$22,969,985	$(132,301)	$(1,626,455)	$46,553,857

BALANCE, DECEMBER 31, 2019	3,208,618	$32,086	$23,168,176	$23,157,134	$307,255	$(1,581,412)	$45,083,239

Net income	-	-	-	278,057	-	-	278,057
Unrealized gain on available-for-sale securities, net	-	-	-	-	819,607	-	819,607
Amortization of equity awards	-	-	81,620	-	-	14,801	96,421
Dividends paid - $0.05 per share	-	-	-	(158,433)	-	-	(158,433)
BALANCE MARCH 31, 2020	3,208,618	$32,086	$23,249,796	$23,276,758	$1,126,862	$(1,566,611)	$46,118,891

                The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$278,057	$41,208
Less: Net loss from discontinued operations	-	(345,935)
Net income from continuing operations	278,057	387,143
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	138,029	162,472
Stock dividends on financial institution stock	(20,300)	(27,000)
Amortization of premiums and discounts on securities, net	54,512	27,718
Amortization of equity awards	96,421	103,739
Amortization of core deposit intangible	8,862	10,215
Gain on sale of loans	-	(26,907)
Proceeds from sale of loans	-	458,011
Provision for loan losses	472,000	87,500
Net appreciation on bank-owned life insurance	(65,501)	(68,312)
Deferred income tax expense	(38,665)	-
Changes in operating assets and liabilities:
Accrued interest receivable	(374,671)	(88,229)
Prepaid and other assets	56,111	(27,839)
Accrued interest and other liabilities	178,517	4,894,116
Net cash from operating activities - continuing operations	783,372	5,892,627
Net cash from operating activities - discontinued operations	(50,650)	11,923,500
Net cash from operating activities	732,722	17,816,127

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	1,669,149	1,183,980
Purchases of available-for-sale securities	(17,481,879)	-
Net change in loans held for investment	(18,176,278)	(4,603,053)
Purchases of premises and equipment	-	(11,556)
Net cash from investing activities	(33,989,008)	(3,430,629)

Cash flows from financing activities
Net change in deposits	2,222,329	2,646,139
Net change in escrows	124,613	45,457
Proceeds from Federal Home Loan Bank advances	20,000,000	5,000,000
Repayments of Federal Home Loan Bank advances	(10,000,000)	(22,000,000)
Common stock repurchases	-	(277,671)
Dividends paid	(158,433)
Net cash from financing activities	12,188,509	(14,586,075)

Net change in cash and cash equivalents	(21,067,777)	(200,577)

Cash and cash equivalents, beginning of period	29,486,465	11,774,457

Cash and cash equivalents, end of period	$8,418,689	$11,573,880

Supplemental disclosures:
Interest on deposits and advances paid	$1,157,504	$1,171,513
Loans transferred to loans held for sale	$-	$431,104
Operating lease right-of-use assets recorded on adoption of ASU 2016-02	$1,260,089	$-
Operating lease liabilities recorded on adoption of ASU 2016-02	$1,369,149	$-

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition, cash flows and results of operations at the dates and for the periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations for the full fiscal year or for any other period. This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Summary of Recent Accounting Pronouncements:

Bancorp 34 was an emerging growth company under the JOBS Act and elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that have complied with such new or revised accounting standards. The Company lost its status as an emerging growth company at the end of 2019.

Leases – In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018 for public companies, but the Company had until the first quarter of 2020 to adopt due to its emerging growth company status. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We adopted the standard effective January 1, 2020 on a prospective basis and elected to apply several allowable practical expedients, including carryover of historical lease determinations, classification conclusions and direct cost balances.  Adoption of the standard resulted in balance sheet recognition of approximately $1.3 million in operating lease right-of-use assets and $1.4 million operating lease liabilities as of January 1, 2020. These amounts represent the present value of remaining minimum lease payments, discounted using the Company’s incremental borrowing rate at the date of adoption.  There was no material impact on the timing of expense or income recognition in the consolidated statements of income.  Prior periods were not restated.  Further information regarding the Company’s leasing activities are included in Note 5 – Financial Instruments with Off-Balance-Sheet Credit Risk.

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

NOTE 2 – DISCONTINUED OPERATIONS

On May 9, 2019, the Company entered into a purchase and assumption agreement to transfer its mortgage banking operations to another financial institution. Under the agreement, the other financial institution would offer employment to a majority of the Company’s mortgage operations employees. Assuming a majority of key employees at those locations agreed to transfer, the other financial institution would assume certain leases and fixed assets at those locations. Subsequent to that transaction, a majority of the mortgage operation employees made arrangements to transfer to different financial institutions, which similarly agreed to assume certain leases and fixed assets at those respective locations. Some sales and assumption agreements with these different financial institutions were consummated in the second quarter of 2019 and the remainder were consummated in the second half of 2019. All related transactions were completed by December 31, 2019. The Company does not have continuing involvement with the mortgage banking operations. The Company discontinued issuing mortgage interest rate lock commitments (IRLC's) in its name in May 2019 and originating mortgage loans held for sale in its name in June 2019.

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

 The following table summarizes the one-time charge on net loss on disposal of discontinued operations:

Severance benefits	$147,948
Leases, software & other contractual obligations	360,613
Fixed asset losses	30,423
Other costs	305,915
Net Loss on Disposal	$844,899

The following table presents results of discontinued operations for the three months ended March 31, 2020, and 2019:

	Three Months Ended March 31,
	2020	2019

Net interest income	$-	$85,298

Gain on sale of loans	-	2,717,674
Other	-	-
Total noninterest income	-	2,717,674

Salaries and benefits	-	2,560,992
Occupancy	-	148,046
Data processing fees	-	301,866
Professional fees	-	55,979
Advertising	-	48,332
Other	-	146,158
Total noninterest expense	-	3,261,373

Loss from discontinued operations	-	(458,401)
Benefit for income taxes	-	(112,466)

Net loss from discontinued operations	$-	$(345,935)

Net interest income from discontinued operations includes interest income on mortgage loans held for sale less interest expense allocated to mortgage banking operations equal to the average mortgage loans held for sale times the average rate on FHLB short-term borrowings.

Material assets and liabilities of mortgage banking operations are classified as Discontinued Operations in the consolidated balance sheets as of March 31, 2020, and prior year balances have been adjusted to conform with the current period presentation.

The following table summarizes the major categories of assets and liabilities classified as held for sale related to discontinued operations in the consolidated balance sheets as of:

	March 31, 2020	December 31, 2019

Accrued interest and other liabilities - discontinued operations	182,777	233,427

Total liabilities	$182,777	$233,427

Net (liabilities)	$(182,777)	$(233,427)

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities have been classified in the consolidated balance sheets according to management’s intent at March 31, 2020 and December 31, 2019. The amortized cost of such securities and their approximate fair values were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2020
Available-for-sale securities
Mortgage-backed securities	$33,484,461	$1,054,762	$(14,660)	$34,524,563
U.S. Government agencies	961,651	4,123	(12,652)	953,122
Municipal obligations	25,416,937	496,604	(16,426)	25,897,115

Total	$59,863,049	$1,555,489	$(43,738)	$61,374,800

December 31, 2019
Available-for-sale securities
Mortgage-backed securities	$30,722,958	$415,564	$(119,774)	$31,018,748
U.S. Government agencies	1,102,532	1,739	(24,824)	1,079,447
Municipal obligations	12,279,341	254,521	(114,879)	12,418,983

Total	$44,104,831	$671,824	$(259,477)	$44,517,178

There were no sales of available-for-sale securities during the three months ended March 31, 2020 or 2019.

Amortized cost and fair value of securities by contractual maturity as of March 31, 2020 and December 31, 2019 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$10,079,265	$10,083,100	$-	$-
Due after one to five years	30,524,131	31,550,267	27,151,751	27,510,536
Due after five to ten years	16,355,991	16,811,943	14,048,273	14,163,270
Due after ten years	2,903,662	2,929,490	2,904,807	2,843,372

Totals	$59,863,049	$61,374,800	$44,104,831	$44,517,178

At March 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At March 31, 2020 and December 31, 2019, mortgage-backed securities included collateralized mortgage obligations of $13.2 million and $13.4 million, respectively, which are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position.

	March 31, 2020
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$437,108	$(2,756)	$1,242,786	$(11,904)	$1,679,894	$(14,660)
U.S. Government agencies	-	-	746,879	(12,652)	746,879	(12,652)
Municipal obligations	2,975,852	(16,426)	-	-	2,975,852	(16,426)

Total temporarily impaired securities	$3,412,960	$(19,182)	$1,989,665	$(24,556)	$5,402,625	$(43,738)

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$10,201,840	$(64,195)	$6,459,069	$(55,579)	$16,660,909	$(119,774)
U.S. Government agencies	-	-	843,719	(24,824)	843,719	(24,824)
Municipal obligations	4,676,851	(114,879)	-	-	4,676,851	(114,879)

Total temporarily impaired securities	$14,878,691	$(179,074)	$7,302,788	$(80,403)	$22,181,479	$(259,477)

At March 31, 2020 and December 31, 2019, all of the government agencies and mortgage-backed securities held by the Company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2020.

Loans and securities with a carrying value of approximately $149.6 million at March 31, 2020 were pledged to secure Federal Home Loan Bank (“FHLB”) advances. In addition, securities with a carrying value of approximately $4.0 million at March 31, 2020 were pledged to secure public deposits.

NOTE 4 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$248,763,039	79.3%	$242,682,721	82.1%
One- to four-family residential real estate	27,693,590	8.8	28,849,640	9.8
Commercial and industrial	34,081,604	10.9	20,075,236	6.8
Consumer and other	3,141,308	1.0	3,860,991	1.3
Total gross loans	313,679,541	100.0%	295,468,588	100.0%
Unamortized loan fees	(839,614)		(807,869)
Loans held for investment	312,839,927		294,660,719
Allowance for loan losses	(3,396,861)		(2,921,931)
Loans held for investment, net	$309,443,066		$291,738,788

At March 31, 2020 and December 31, 2019, loans held for investment includes commercial construction loans of $19.2 million and $16.1 million, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	2,856,106	239,647	263,483	37,625	3,396,861

Total	$2,856,106	$239,647	$263,483	$37,625	$3,396,861

Gross loans
Ending balance: individually evaluated for impairment	$2,642,676	$766,952	$-	$-	$3,409,628
Ending balance: collectively evaluated for impairment	246,120,363	26,926,638	34,081,604	3,141,308	310,269,913
Total	$248,763,039	$27,693,590	$34,081,604	$3,141,308	$313,679,541

	As of December 31, 2019
	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	2,588,714	187,345	115,502	30,370	2,921,931

Total	$2,588,714	$187,345	$115,502	$30,370	$2,921,931

Gross loans
Ending balance: individually evaluated for impairment	$2,718,731	$786,557	$-	$-	$3,505,288
Ending balance: collectively evaluated for impairment	239,963,990	28,063,083	20,075,236	3,860,991	291,963,300
Total	$242,682,721	$28,849,640	$20,075,236	$3,860,991	$295,468,588

The COVID-19 pandemic is expected to materially affect our determination of an adequate allowance for loan losses going forward.  Based upon the uncertainties related to COVID-19, the Company increased its March 31, 2020 allowance for loan losses $350,000, or 12%, and plans to continue to closely monitor the effects of the pandemic on the ability of its borrowers to repay their debt going forward.  It is possible larger increases in the allowance for loan losses will be necessary in the future due to the COVID-19 pandemic, or the after-effects of it.

The following tables summarize activities for the allowance for loan losses for the three months ended March 31, 2020 and 2019:

	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Balance December 31, 2019	$2,588,714	$187,345	$115,502	$30,370	$2,921,931

Provision for loan losses	267,392	49,372	147,981	7,255	472,000

Charge-offs	-	-	-	-	-
Recoveries	-	2,930		-	2,930
Net (charge-offs) recoveries	-	2,930	-	-	2,930

Balance March 31, 2020	$2,856,106	$239,647	$263,483	$37,625	$3,396,861

	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Balance December 31, 2018	$2,130,124	$359,705	$377,180	$34,082	$2,901,091

Provision for loan losses	211,173	(130,880)	9,738	(2,531)	87,500

Charge-offs	-	(8,686)	-	-	(8,686)
Recoveries	-	-	1,507	-	1,507
Net (charge-offs) recoveries	-	(8,686)	1,507	-	(7,179)

Balance March 31, 2019	$2,341,297	$220,139	$388,425	$31,551	$2,981,412

Nonperforming Assets – The following tables present an aging analysis of the recorded investment of past due loans as of March 31, 2020 and December 31, 2019. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, loans past due 90 days or more no longer accrue interest.

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

March 31, 2020
Commercial real estate	$-	$-	$-	$-	$248,763,039	$248,763,039
One- to four-family residential real estate	1,052,985	-	209,162	1,262,147	26,431,443	27,693,590
Commercial and industrial	-	-	-	-	34,081,604	34,081,604
Consumer and other	-	-	-	-	3,141,308	3,141,308

Totals	$1,052,985	$-	$209,162	$1,262,147	$312,417,394	$313,679,541

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

December 31, 2019
Commercial real estate	$-	$-	$2,718,731	$2,718,731	$239,963,990	$242,682,721
One- to four-family residential real estate	758,197	36,520	638,623	1,433,340	27,416,300	$28,849,640
Commercial and industrial	-	-	-	-	20,075,236	$20,075,236
Consumer and other	-	-	-	-	3,860,991	$3,860,991

Totals	$758,197	$36,520	$3,357,354	$4,152,071	$291,316,517	$295,468,588

The following table sets forth nonaccrual loans and other real estate at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019

Nonaccrual loans
Commercial real estate	$2,642,676	$2,718,731
One- to four-family residential real estate	766,952	786,557
Commercial and industrial	-	-
Consumer and other	-	-
Total nonaccrual loans	3,409,628	3,505,288
Other real estate (ORE)	-	-

Total nonperforming assets	$3,409,628	$3,505,288

Nonperforming assets to gross loans held for investment and ORE	1.09%	1.19%
Nonperforming assets to total assets	0.83%	0.89%

Nonaccrual loan balances guaranteed by the SBA are $2.3 million or 68% and $2.3 million or 66% of the nonaccrual loan balances at March 31, 2020 and December 31, 2019, respectively.

Credit Quality Indicators – The following tables represent the credit exposure by internally assigned grades at March 31, 2020 and December 31, 2019. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

	As of March 31, 2020
	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$243,791,555	$25,855,307	$33,836,430	$3,141,308	$306,624,600
Special mention	504,150	359,216	-	-	863,366
Substandard	4,467,334	1,479,067	245,174	-	6,191,575
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$248,763,039	$27,693,590	$34,081,604	$3,141,308	$313,679,541

	As of December 31, 2019
	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$237,546,684	$26,969,204	$19,774,797	$3,860,991	$288,151,676
Special mention	508,201	375,054	-	-	883,255
Substandard	4,627,836	1,505,382	300,439	-	6,433,657
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$242,682,721	$28,849,640	$20,075,236	$3,860,991	$295,468,588

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

	As of March 31, 2020
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$2,642,676	$2,642,676	$-	$2,682,032
One- to four-family residential real estate	766,952	766,952	-	780,818
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
	$3,409,628	$3,409,628	$-	$3,462,850

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$2,642,676	$2,642,676	$-	$2,682,032
One- to four-family residential real estate	766,952	766,952	-	780,818
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
	$3,409,628	$3,409,628	$-	$3,462,850

	As of December 31, 2019
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$2,718,731	$2,718,731	$-	$2,738,545
One- to four-family residential real estate	786,557	786,557	-	791,476
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
	$3,505,288	$3,505,288	$-	$3,530,021

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$2,718,731	$2,718,731	$-	$2,738,545
One- to four-family residential real estate	786,557	786,557	-	791,476
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
	$3,505,288	$3,505,288	$-	$3,530,021

During each of the three months ended March 31, 2020 and 2019, no interest income was recognized on nonaccrual loans.

Certain loans within the Company’s loan portfolio are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to properties collateralizing Company loans at March 31, 2020 and December 31, 2019.

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

There was one troubled debt restructuring with a current payment status and principal balances of $70,000 and $71,000, as of March 31, 2020 and December 31, 2019, respectively.

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk are as follows as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019

Commitments to extend credit	$22,617,514	$25,739,246
Unused lines of credit	16,182,394	17,765,580
Totals	$38,799,908	$43,504,826

There were no commitments to originate and sell mortgage loans at March 31, 2020 due to the Company exiting mortgage banking operations, see Note 2 – Discontinued Operations.

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

The Company enters into leases in the normal course of business primarily for branch facilities or loan production offices.  The leases have remaining terms ranging from one to three years, some of which include renewal options to extend the lease and options to terminate the lease.   In addition, the Company has entered into subleases for space in certain vacated mortgage loan production offices, the terms of which range from one to two years.  The Company’s leases and subleases do not include residual value guarantees or covenants.  The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option.  The Company has elected not to recognize leases with original least terms of 12 months or less (short-term leases) on the balance sheet.  Leases are recognized as operating or financing leases at the lease commencement date.  Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term.  Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities are recognized at lease commencement date based upon the estimated present value of lease payments over the lease term.  The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The discount rates used to calculate the present value of lease liabilities were based upon the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the later of the date we adopted the new lease accounting standard or lease commencement date.  At March 31, 2020 the balance sheet included $1.1 million operating lease right-of-use assets and $1.2 million operating lease liabilities.

The following table shows the future minimum lease payments, weighted average remaining lease terms and weighted average discount rates under operating lease arrangements as of March 31, 2020.

March 31, 2020
Year	Operating Leases

2020	$399,613
2021	507,522
2022	370,816
Total minimum lease payments	1,277,951
Amounts representing interest (present value discount)	(33,764)
Operating lease liabilities (present value of minimum lease payments)	$1,244,187

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of March 31, 2020 and December 31, 2019, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

As of March 31, 2020, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2020:

Total Capital (to Risk-Weighted Assets)	$43,855	14.00%	$25,046	>8.00%	$31,325	>10.00%

Tier I Capital (to Risk-Weighted Assets)	$40,418	12.91%	$18,785	>6.00%	$25,046	>8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$40,418	12.91%	$14,088	>4.50%	$20,350	>6.50%

Tier I Capital (to Average Assets)	$40,418	10.36%	$15,605	>4.00%	$19,507	>5.00%

As of December 31, 2019:

Total Capital (to Risk-Weighted Assets)	$42,944	14.59%	$23,554	>8.00%	$29,443	>10.00%

Tier I Capital (to Risk-Weighted Assets)	$39,982	13.58%	$17,666	>6.00%	$23,554	>8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$39,982	13.58%	$13,249	>4.50%	$19,138	>6.50%

Tier I Capital (to Average Assets)	$39,982	10.30%	$15,529	>4.00%	$19,411	>5.00%

NOTE 7 – STOCK-BASED COMPENSATION

The Company has fully vested and unvested stock options and unvested restricted stock awards outstanding under the 2017 Equity Incentive Plan.

A summary of stock option activity during the three months ended March 31, 2020 is presented below:

	For the three Months Ended March 31, 2020
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Outstanding, December 31, 2019	146,300	$14.92	5.0	$53,166
Granted	-
Exercised	-
Forfeited or expired	(900)	14.90

Outstanding, March 31, 2020	145,400	$14.91	4.9	$-

Exercisable, March 31, 2020	57,260	$14.92	4.9	$-

A summary of restricted stock activity during the three months ended March 31, 2020 is presented below:

	For the three Months Ended March 31, 2020
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Price	Term (years)

Outstanding, December 31, 2019	40,044	$14.89	2.6

Vested	(85)	15.48

Outstanding, March 31, 2020	39,959	$14.89	2.4

Compensation and benefits included $76,000 and $75,000 of stock-based expense for the three months ended March 31, 2020 and 2019, respectively. Restricted stock award dividends included in stock-based expense were $2,000 and $-0- for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, there was $824,000 of total unrecognized stock-based expense including $290,000 related to unvested stock options and $534,000 from restricted stock awards granted under the 2017 Equity Incentive Plan that is expected to be recognized ratably over the next 2.7 years.

NOTE 8 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table presents information about assets and liabilities measured at fair value on a recurring and non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair values as of March 31, 2020 and December 31, 2019.

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

March 31, 2020:
Recurring basis
Mortgage-backed securities	$-	$34,524,563	$-	$34,524,563
U.S. Government agencies	-	953,122	-	953,122
Municipal obligations	-	25,897,115	-	25,897,115
Nonrecurring basis
Impaired loans	-	-	3,409,628	3,409,628

Totals	$-	$61,374,800	$3,409,628	$64,784,428

December 31, 2019:
Recurring basis
Mortgage-backed securities	$-	$31,018,748	$-	$31,018,748
U.S. Government agencies	-	1,079,447	-	1,079,447
Municipal obligations	-	12,418,983	-	12,418,983
Nonrecurring basis
Impaired loans	-	-	3,505,288	3,505,288

Totals	$-	$44,517,178	$3,505,288	$48,022,466

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

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2020 or 2019.

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

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 financial assets measured on a non-recurring basis:

	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
At March 31, 2020
Impaired loans
Commercial real estate	$2,642,676	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
One- to four-family residential real estate	766,952	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Total Impaired Loans	$3,409,628

At December 31, 2019
Impaired loans
Commercial real estate	$2,718,731	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
One- to four-family residential real estate	786,557	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Total Impaired Loans	$3,505,288

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2020 and December 31, 2019.

			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
At March 31, 2020:
Financial assets:
Cash and due from banks	$5,159	$5,159	$5,159	$-	$-
Interest-bearing deposits with banks	3,260	3,260	3,260	-	-
Available-for-sale securities	61,375	61,375	-	61,375	-
Loans held for investment, net	309,443	308,210	-	-	308,210
Stock in financial institutions	4,037	4,037	-	4,037	-

Financial liabilities:
Demand deposits, savings and NOW deposits	229,134	228,963	228,963	-	-
Time deposits	76,985	77,588	-	77,588	-
Federal Home Loan Bank advances	50,000	50,244	-	50,244	-

At December 31, 2019
Financial assets:
Cash and due from banks	$4,496	$4,496	$4,496	$-	$-
Interest-bearing deposits with banks	24,990	24,990	24,990	-	-
Available-for-sale securities	44,517	44,517	-	44,517	-
Loans held for investment, net	291,739	292,246	-	-	292,246
Stock in financial institutions	4,017	4,017	-	4,017	-

Financial liabilities:
Demand deposits, savings and NOW deposits	222,509	214,611	214,611	-	-
Time deposits	81,388	81,638	-	81,638	-
Federal Home Loan Bank advances	40,000	40,075	-	40,075	-

NOTE 9 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The earnings per share computations follow:

	Three Months Ended March 31,
	2020	2019

Basic:
Net income from continuing operations	$278,057	$387,143
Net loss from discontinued operations	-	(345,935)
Less: Earnings allocated to participating securities	(3,654)	(643)

Net income allocated to common shareholders	$274,403	$40,565

Weighted-average common shares outstanding including participating securities	3,208,618	3,360,612
Less: Average participating securities	(40,012)	(49,798)
Less: Average unallocated ESOP Shares	(164,096)	(170,316)

Average shares	3,004,510	3,140,498

Basic earnings per common share - continuing operations	$0.09	$0.12
Basic loss per common share - discontinued operations	-	(0.11)
Basic earnings per common share	$0.09	$0.01
Diluted:
Net income allocated to common shareholders	$497,432	$40,565

Weighted-average common shares outstanding for basic earnings per common share	3,004,510	3,140,498
Add: Dilutive effects of assumed exercises of stock options	-	4,712

Weighted average shares and dilutive potential common shares	3,004,510	3,145,210

Diluted earnings per common share - continuing operations	$0.09	$0.12
Diluted loss per common share - discontinued operations	-	(0.11)
Diluted earnings per common share	$0.09	$0.01

(1) Our participating securities are restricted stock awards which participate in common stock dividends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section as of and for the three and three months ended March 31, 2020 and 2019, has been derived from the consolidated financial statements that appear elsewhere in this report. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Further, given the ongoing and dynamic nature of the COVID-19 outbreak, it is difficult to predict the full impact on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks which could have a material, adverse effect on its or our business, financial condition, liquidity, and results of operations:

●	demand for products and services may decline, making it difficult to grow assets and income;

●

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

●	the allowance for loan losses may have to be increased if borrowers experience financial difficulties, which will adversely affect our net income;

●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;

●

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on assets may decline to a greater extent than the decline in the cost of interest-bearing liabilities, reducing net interest margin and spread, and reducing net income;

●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of, or full suspension of, quarterly cash dividends;

●	cyber security risks are increased as the result of an increase in the number of employees working remotely; and

●	FDIC premiums may increase if the agency experiences additional resolution costs.

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

	Three Months Ended March 31,
	2020			2019
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans - continuing operations	$303,576	$4,621	6.12%	$286,036	$4,153	5.89%
Securities	45,151	287	2.56%	33,405	224	2.72%
Other interest earning assets	18,063	73	1.64%	19,538	122	2.53%
Total interest-earning assets - continuing operations	366,790	4,982	5.46%	338,979	4,499	5.38%
Loans held for sale - discontinued operations	-	-	-	18,413	179	3.94%
Total interest-earning assets	366,790	4,982	5.46%	357,392	4,678	5.31%
Noninterest-earning assets	24,380			23,617
Total assets	$391,170			$381,009

Interest-bearing liabilities:
Checking, money market and savings accounts	$173,519	$559	1.29%	$145,326	$467	1.30%
Certificates of deposit	81,752	427	2.10%	80,060	394	2.00%
Total deposits	255,271	986	1.55%	225,386	861	1.55%
Advances from FHLB of Dallas - continuing operations	32,967	190	2.32%	60,289	278	1.87%
Total interest-bearing liabilities - continuing operations	288,238	1,176	1.64%	285,675	1,139	1.62%
Advances from FHLB of Dallas - discontinued operations	-	-	-	-	94	-
Total interest-bearing liabilities	288,238	1,176	1.64%	285,675	1,233	1.75%
Non-interest bearing deposits	52,285			44,191
Non-interest bearing liabilities	4,838			4,162
Total liabilities	345,360			334,028
Stockholders' equity	45,810			46,981
Total liabilities and stockholders' equity	$391,170			$381,009

Net interest income - continuing operations		$3,806			$3,360
Net interest rate spread - continuing operations (2)			3.82%			3.77%
Net interest margin - continuing operations (4)			4.17%			4.02%

Net interest income		$3,806			$3,445
Net interest rate spread (2)			3.82%			3.56%
Net interest-earning assets (3)	$78,552			$71,717
Net interest margin (4)			4.17%			3.91%

Average interest-earning assets to average interest-bearing liabilities	127.25%			125.10%

(1)	Yield/Rate for the three-month periods have been annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Cash and cash equivalents were $8.4 million at March 31, 2020 and $29.5 million at December 31, 2019. Daily cash and cash equivalent balances generally vary around target levels of $5.0 to $7.0 million primarily due to the timing of commercial loan fundings and payoffs and changes in deposit and FHLB advance balances. Cash and cash equivalents were above normal target levels at December 31, 2019 due to a large increase in loan payoffs in December 2019 and $10.0 million held for an early 2020 FHLB advance maturity.

Available-for-sale securities increased $16.9 million, or 37.9%, during the three months ended March 31, 2020 to $61.4 million. There were no sales of available-for-sale securities and we purchased $17.5 million of securities in the three months ended March 31, 2020 to take advantage of attractive yields in a declining rate environment available as some national, leveraged funds were forced to liquidate their holdings.

Loans held for investment increased $18.2 million, or 6.2%, to $312.8 million at March 31, 2020 from $ 294.7 million at December 31, 2019, due to organic growth. In the three months ended March 31, 2020, commercial real estate loans increased $6.1 million, or 2.5% to $248.8 million and represented 79.3% of the gross loan portfolio at March 31, 2020, compared to 82.1% at December 31, 2019. Commercial and industrial loans increased $14.0 million, or 69.8%, from $20.1 million at December 31, 2019 to $34.1 million at March 31, 2020.

Total deposits increased $2.2 million, or 0.7%, to $306.1 million at March 31, 2020 from $303.9 million at December 31, 2019. The increase included a $6.7 million, or 4.1%, increase in savings and NOW deposits, partially offset by a $4.4 million, or 5.4%, decrease in time deposits.

Federal Home Loan Bank advances increased $10.0 million, or 25.0%, to $50.0 million at March 31, 2020 compared to $40.0 million at December 31, 2019. The additional advances were primarily used to fund available-for-sale security growth. We generally utilize short-term borrowings to fund loans held for sale, and long-term borrowings and some short-term borrowings to fund net growth in loans held for investment.

Accrued interest and other liabilities increased $72,000, or 1.7%, to $4.4 million at March 31, 2020 compared to $4.3 million at December 31, 2019.

Total stockholders’ equity increased $1.0 million to $46.1 million at March 31, 2020 from $45.1 million at December 31, 2019. The largest changes in stockholders’ equity for the three months ended March 31, 2020 were increases of $820,000 in the fair value of available-for-sale securities net of tax and a $120,000 increase in retained earnings, including a $278,000 increase from net income and a $158,000 reduction from dividends paid.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

General. We had net income from continuing operations of $278,000 for the three months ended March 31, 2020, which was $109,000, or 28.2%, less than net income from continuing operations of $387,000 for the three months ended March 31, 2019. The decrease was primarily caused by a $385,000 increase in the provision for loan losses and a $243,000, or 8.2%, increase in noninterest expense, partially offset by a $447,000, or 13.3%, increase in net interest income and a $74,000, or 39.6%, increase in noninterest income.

We had no net loss from discontinued operations, as discussed in Note 2 – Discontinued Operations, for the quarter ended March 31, 2020 compared to a net loss from discontinued operations of $346,000 for the three months ended March 31, 2019. The decrease was due to the mortgage banking business exit in June 2019.

Interest Income. Interest income from continuing operations increased $483,000, or 10.7%, to $5.0 million for the three months ended March 31, 2020 from $4.5 million for the three months ended March 31, 2019. The increase was due to a $27.8 million, or 8.2%, increase in average interest-earning assets from continuing operations and a 15 basis point increase in average yields. The average balance of loans, our highest yielding asset, increased $17.5 million, or 6.1%, but decreased to 82.8% of average interest-earning assets from 84.4% of average interest-earning assets. The increase in yield on average interest earning assets was primarily due to a 23 basis point increase in the yield on loans, partially offset by a 16 basis point decrease in yields on securities. Interest income on loans increased $468,000, or 11.3%, due to a $17.5 million, or 6.1%, increase in average loan balances due to organic growth and a 23 basis point increase in yield discussed above. Interest income on securities increased $63,000, or 28.2%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to an $11.7 million, or 35.2%, increase in average securities balances partially offset by a 16 basis point decrease in yield from the lower interest rate environment.

Interest Expense.

Interest expense from continuing operations increased $36,000, or 3.2%, to $1.2 million for the three months ended March 31, 2020 from $1.1 million for the three months ended March 31, 2019. The increase was the result of an increase of $124,000, or 14.4%, in interest expense on deposits, partially offset by a decrease of $88,000, or 31.6%, in interest expense on borrowings.

Interest paid on checking, money market and savings accounts increased $92,000, or 19.6%, to $559,000 for the three months ended March 31, 2020 from $467,000 for the three months ended March 31, 2019. The average rate we paid on such deposit accounts decreased one basis point to 1.29% for the three months ended March 31, 2020 from 1.30% for the three months ended March 31, 2019. The average balance increased $28.2 million, or 19.4%, to $173.5 million for the three months ended March 31, 2020 from $145.3 million for the three months ended March 31, 2019.

Interest on certificates of deposit increased $33,000, or 8.4%, to $427,000 for the three months ended March 31, 2020 from $394,000 for the three months ended March 31, 2019. The average rate paid on certificates of deposit increased 10 basis points, or 5.0%, to 2.10% for the three months ended March 31, 2020 compared to 2.00% for the three months ended March 31, 2019 due to the increase in market interest rates. The average balance of certificates of deposit increased $1.7 million, or 2.1%, to $81.7 million for the three months ended March 31, 2020 from $80.1 million for the three months ended March 31, 2019.

The average rates we pay on deposits is considerably higher in our Arizona market.

The average balance of borrowings – continuing operations decreased $27.3 million, or 45.3%, from the quarter ended March 31, 2019 to the quarter ended March 31, 2020 and the average rate paid increased 45 basis points to 2.32% for the three months ended March 31, 2020 from 1.87% for the three months ended March 31, 2019.

Net Interest Income. Net interest income from continuing operations increased $447,000, or 13.3%, and was $3.8 million for the three months ended March 31, 2020 compared to $3.4 million for the three months ended March 31, 2019, due to an 8.2% increase in average interest earning assets and a five basis point increase in net interest rate spread to 3.82% for the three months ended March 31, 2020 from 3.77% for the three months ended March 31, 2019. Average interest earning assets yield for continuing operations increased eight basis points compared to a two basis point increase in average interest bearing liability rates. Continuing operations average net interest-earning assets represented 127.25% of average interest bearing liabilities for the three months ended March 31, 2020, compared to 125.10% for the three months ended March 31, 2019 due to organic growth.

We had no net interest income from discontinued operations for the three months ended March 31, 2020 compared to $85,000 for the three months ended March 31, 2019 due to the mortgage banking business exit in June 2019. Average mortgage loans held for sale was $0 for the three months ended March 31, 2020 compared to $18.4 million for the three months ended March 31, 2019.

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

See “Asset Quality - Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we recorded provisions for loan losses of $472,000 and $87,500 for the three months ended March 31, 2020 and 2019, respectively. In the three months ended March 31, 2020, the allowance for loan losses increased $475,000, reflecting $472,000 in provisions and $3,000 in net recoveries.  The larger provision for the three months ended March 31, 2020 was primarily due projected losses from the effects of COVID-19 and the $18.2 million, or 6.2% loan growth in the quarter.  Based upon the uncertainties related to COVID-19, the Company increased its March 31, 2020 allowance for loan losses $350,000, or 12%, and plans to continue to closely monitor the effects of the pandemic on the ability of its borrowers to repay their debt going forward.

To the best of our knowledge, at March 31, 2020 we have recorded all loan losses that are both probable and reasonable to estimate.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about the recoverability of our loan balances based upon information available to it at the time of its examination.

Noninterest Income. Noninterest income from continuing operations increased $74,000, or 39.6%, to $260,000 for the three months ended March 31, 2020 from $186,000 for the three months ended March 31, 2019 due primarily to an increase in loan brokerage fees, partially offset by a decrease in SBA and USDA sales gains.

There was no gain on sale of SBA and USDA loans from continuing operations for the three months ended March 31, 2020 compared to $27,000 for the three months ended March 31, 2019. We had no SBA or USDA loan sales and no sales gains recognized directly into income in the quarter ended March 31, 2020.

Due to the mortgage banking business exit in June 2019, there was no noninterest income from discontinued operations, represented by loan sales gains, for the three months ended March 31, 2020 compared to $2.7 million for the three months ended March 31, 2019. We sold $73.8 million of mortgage loans during the three months ended March 31, 2019 and realized sales gains equal to 4.0% of loans sold.

Noninterest Expense. Noninterest expense from continuing operations increased $243,000, or 8.2%, to $3.2 million for the three months ended March 31, 2020 from $2.9 million for the three months ended March 31, 2019. Average assets from continuing operations for the quarter ended March 31, 2020 were 7.9% larger than for the quarter ended March 31, 2019. The increase was primarily related to higher salaries and benefits and professional fees.

Provision for Income Tax. Provision for income tax expense from continuing operations was $121,000 for the three months ended March 31, 2020, representing an effective tax rate of 30.3% on pre-tax income from continuing operations. There are numerous differences between pre-tax income and actual taxable income that have an effect on the effective income tax rate for any given period. We recognized an income tax expense from continuing operations of $118,000 for the three months ended March 31, 2019 representing 23.4% of the $506,000 income from continuing operations before income taxes.

There was no benefit or expense for income taxes from discontinued operations for the three months ended March 31, 2020. We recognized a benefit for income taxes from discontinued operations of $112,000 for the three months ended March 31, 2019 representing 24.5% of the $458,000 loss before benefit for income taxes.

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

Non-Performing Loans and Non-Performing Assets The following table sets forth information regarding our nonperforming assets.

	March 31,	December 31,
	2020	2019
Nonaccrual loans	(Dollars in thousands)
Real estate loans:
One- to four-family residential real estate	$767	$787
Commercial real estate	2,643	2,719
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total nonaccrual loans	3,410	3,506
Accruing loans past due 90 days or more	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	3,410	3,506
Other real estate (ORE)	-	-
Total nonperforming assets	$3,410	$3,506

Ratios:
Nonperforming loans to gross loans held for investment	1.09%	1.19%
Nonperforming assets to total assets	0.83%	0.89%
Nonperforming assets to gross loans held for investment and ORE	1.09%	1.19%

Nonaccrual loan balances guaranteed by the SBA are $2.3 million or 68% and $2.3 million or 66.0% of the nonaccrual loan balances at March 31, 2020 and December 31, 2019, respectively.

Due to the decrease in nonaccrual loans, the nonperforming asset ratios decreased from December 31, 2019 to March 31, 2020.

Interest income that would have been recorded for the three months ended March 31, 2020, had nonaccruing loans been current according to their original terms amounted to $57,000 and $1,000 had troubled debt restructurings been current according to their original terms. We recognized no interest income on nonaccrual loans and $1,000 related to troubled debt restructurings for the three months ended March 31, 2020.

As of March 31, 2020 and December 31, 2019 we had $70,000 and $71,000 in current troubled debt restructurings, respectively.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)

Balance at beginning of period	$2,922	$2,901
Provision for loan losses	472	87
Charge-offs:
One- to four-family residential real estate loans	-	(9)
Commercial real estate loans	-	-
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total charge-offs	-	(9)
Recoveries:
One- to four-family residential real estate loans	-	0
Commercial real estate loans	3	-
Commercial and industrial loans	-	2
Consumer and other loans	-	-
Total recoveries	3	2
Net (charge-offs) recoveries	3	(7)

Balance at end of period	$3,397	$2,981

Allowance for loan losses to nonperforming loans	99.63%	82.68%
Allowance for loan losses to total loans	1.09%	1.02%
Allowance for loan losses to total loans less acquired loans	1.09%	1.04%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%

The ratio of our allowance for loan losses to nonperforming loans increased due to a 14.0% increase in the allowance for loan losses primarily due to COVID-19 additions and a 5.4% decrease in nonperforming loans. The allowance for loan losses to total loans ratios increased because the allowance for loan losses increased 14.0% and total gross loans increased 7.5%.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, FHLB borrowings, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities.

We believe that we have enough sources of liquidity to satisfy our short-term liquidity needs as of March 31, 2020.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2020, cash and cash equivalents totaled $8.4 million. Available-for-sale securities, which provide additional sources of liquidity, totaled $61.4 million at March 31, 2020. In addition, at March 31, 2020, we had $50.0 million of advances outstanding from the Federal Home Loan Bank of Dallas and the ability to borrow an additional $97.8 million from the FHLB, and $9.8 million and $6.0 million through Fed Funds facilities from other correspondent banks.

At March 31, 2020, we had $22.6 million in loan commitments outstanding. In addition, we had $16.2 million in unused lines of credit. Time deposits due within one year of March 31, 2020 totaled $56.8 million, or 18.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2021. We believe, however, based on past experience that a significant portion of our time deposits will remain with us, either as time deposits or as other deposit products. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended March 31, 2020, we originated $35.8 million of loans held for investment and zero mortgage loans held for sale, compared to $21.6 million of loans held for investment and $61.1 million of mortgage loans held for sale during the three months ended March 31, 2019. In the three months ended March 31, 2020 and 2019 we purchased $17.5 million and zero in securities, respectively. We have not purchased any whole loans in the past two years.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases of $2.2 million and $2.7 million in total deposits for the three months ended March 31, 2020 and 2019, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits so that we are competitive in our market area.

We had $50.0 million in Federal Home Loan Bank advances at March 31, 2020, compared to $40.0 million at December 31, 2019. The $10.0 million in additional borrowings was primarily used to fund securities purchases and loan growth.

Bancorp 34, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to stockholders, to repurchase its common stock, and for other corporate purposes. Bancorp 34, Inc.’s primary source of liquidity is dividend payments it may receive from the Bank. At March 31, 2020, Bancorp 34, Inc. (on an unconsolidated basis) had liquid assets of $1.7 million. In each of the quarters from June 2019 through March 2020, the Company paid quarterly cash dividends of $0.05 per share to shareholders. Dividends paid in that quarter ended March 31, 2020 totaled $158,000.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2020 and December 31, 2019, Bank 34 exceeded all regulatory capital requirements. Bank 34 is considered “well-capitalized” under regulatory guidelines.

Additional COVID-19 Information

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home.  This has resulted in an unprecedented slow-down in economic activity, a steep, rapid increase in unemployment, and stock markets have declined in value.  Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.  In addition, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners from a safety perspective.

The following describes some of our responses to COVID-19, and other effects of the pandemic on our business.

Paycheck Protection Program.  The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).  As a qualified SBA lender, we were automatically authorized to originate PPP loans and chose to participate.

Through April 28, 2020, Bank 34 funded 185 PPP loans with total principal balances of $30.7 million and received SBA approval for another 61 PPP loans for $4.1 million, which must be funded within 10 days of approval.  Bank 34 has limited PPP loans to 135% of Tier 1 Capital plus allowance for loan loss, or approximately $59.2 million using March 31, 2020 data.

Paycheck Protection Program Liquidity Facility.  The CARES Act also allocated a limited amount of funds to the Federal Reserve Board (FRB) with a broad mandate to provide liquidity to eligible businesses, states or municipalities in light of COVID-19. On April 9, 2020, the U.S. Department of the Treasury announced several new or expanded lending programs to provide relief for businesses and governments. One of these programs was the Paycheck Protection Program Liquidity Facility (PPPLF).  Under the PPPLF, all depository institutions that originate PPP loans are eligible to borrow on a non-recourse basis from their regional Federal Reserve Bank using SBA PPP loans as collateral. The principal amount of loans will be equal to the PPP loans pledged as collateral. There are no fees associated with these loans and the interest rate will be 35 basis points.  The maturity date of PPPLF loans will be the same as the maturity date of the PPP loans pledged as collateral. The PPPLF loan maturity date will be accelerated if the underlying PPP loan goes into default and the lender sells the PPP loan to the SBA under the SBA guarantee. The PPPLF loan maturity date also will be accelerated for any loan forgiveness reimbursement received by the lender from the SBA.

In April 2020, Bank 34 received approval to borrow from the FRB under the PPPLF program to assist in funding PPP loans, and the FRB Discount Window for short-term borrowing needs.  The FRB Discount Window currently lends funds to eligible institutions for short-term needs at 25 basis points.  Through April 28, 2020, Bank 34 had not utilized either FRB program for funding.

Loan Modifications/Troubled Debt Restructurings.  Under the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Bank 34 has made that election.  Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief will not be considered TDRs.

Prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.

Bank 34 handles loan payment modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic, related economic slow-down and stay-at-home orders on our customer and their current and projected cash flows through the term of the loan.  Through April 29, 2020, we modified 42 loans with principal balances totaling $42.1 million representing 13.5% of our March 31, 2020 loan balances and have 25 additional applications on loan balances of $23.5 million which would represent another 7.5% of March 31, 2020 loan balances.  Payment deferral terms vary, but generally include three or six month deferrals of total payments or continuing interest-only payments over those periods.  A majority of deferrals are for three-month payment deferrals of principal and interest, with  payments after deferral increased to collect amounts deferred.  It is too early to determine if these modified loans will perform in accordance with their modified terms.

Allowance for Loan Losses.  The Company maintains the allowance for loan losses at a level adequate to absorb all estimated inherent losses in the loan and lease portfolio. The COVID-19 pandemic has materially affected our determination of an adequate allowance for loan losses and may continue to going forward.  Based upon the uncertainties related to COVID-19, the Company increased the March 31, 2020 allowance for loan losses by $350,000, or 12%, and plans to continue to closely monitor the effects of the pandemic on the ability of its borrowers to repay their debt going forward.  It is possible larger increases in the allowance for loan losses will be necessary in the future due to the COVID-19 pandemic or its after-effects.

Liquidity and Capital Resources Effects.  It is possible significant deposit withdrawals, reductions in interest and principal payments on loans, tightening of the capital markets, or other COVID-19 pandemic-related activities will have a negative effect on the liquidity and capital resources of the Company in the future. The ability to pay dividends or conduct stock repurchases is limited under applicable banking regulations and regulatory policies, due to losses for the period, expected losses for future periods and/or the inability to upstream funds from a financial institution to its holding company as a result of lower income or regulatory capital levels. The Company may consider, or be required to, suspend stock repurchase activities, or may suspend, or reduce the level of quarterly dividends.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)

On May 24, 2019, the Company adopted a second repurchase program under which it was authorized to repurchase up to 167,747 shares of its common stock, or approximately 5.0% of the Company’s outstanding shares. Through March 31, 2020, stock repurchased under this program totaled 157,042, or 94% of authorized shares. The program will continue until it is completed or terminated by the Company’s Board of Directors.

The Company did not repurchase common stock in the three months ended March 31, 2020.

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

101

The following financial statements from the Bancorp 34, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Bancorp 34, Inc. (File No. 333-21182), originally filed with the Securities and Exchange Commission on September 3, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP 34, INC.

Date: May 5, 2020	/s/ Jill Gutierrez
Jill Gutierrez
President and Chief Executive Officer

Date: May 5, 2020	/s/ Jan R. Thiry
Jan R. Thiry
Executive Vice President and Chief Financial Officer