Form 10-Q
period 2020-06-30
Bancorp 34, Inc.
filed 2020-07-27
CIK 1668340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 001-37912

Bancorp 34, Inc.

(Exact name of registrant as specified in its charter)

Maryland	74-2819148
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

500 East 10th Street, Suite 100, Alamogordo, New Mexico	88310
(Address of Principal Executive Offices)	(Zip Code)

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

YES ☐   NO ☒

Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of July 27, 2020 were 3,199,913.

Bancorp 34, Inc.
FORM 10-Q

Item 1. Financial Statements

BANCORP 34, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30, 2020	December 31, 2019

ASSETS
Cash and due from banks	$6,810,445	$4,496,465
Interest-bearing deposits with banks	10,635,000	24,990,000
Total cash and cash equivalents	17,445,445	29,486,465

Available-for-sale securities, at fair value	63,568,281	44,517,178

Loans held for investment	351,347,449	294,660,719
Allowance for loan losses	(3,975,620)	(2,921,931)
Loans held for investment, net	347,371,829	291,738,788

Premises and equipment, net	8,555,144	8,990,955
Operating lease right-of-use assets	1,227,981	-
Stock in financial institutions, restricted, at cost	4,052,961	4,016,761
Accrued interest receivable	1,723,368	961,105
Deferred income tax asset, net	1,725,312	1,907,876
Bank owned life insurance	10,980,816	10,850,085
Core deposit intangible, net	115,328	133,052
Prepaid and other assets	1,249,765	1,137,090

TOTAL ASSETS	$458,016,230	$393,739,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand deposits	$71,746,775	$56,401,370
Savings and NOW deposits	181,434,344	166,107,428
Time deposits	77,753,625	81,387,861
Total deposits	330,934,744	303,896,659

Federal Home Loan Bank advances	75,000,000	40,000,000
Escrows	258,140	254,593
Operating lease liabilities	1,325,960	-
Accrued interest and other liabilities	4,680,197	4,271,437
Accrued interest and other liabilities - discontinued operations	169,380	233,427
Total liabilities	412,368,421	348,656,116

Commitments and contingencies (note 5)	-	-

Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 authorized, 3,199,913 and 3,208,618 issued and outstanding.	31,999	32,086
Additional paid-in capital	23,215,821	23,168,176
Retained earnings	23,620,996	23,157,134
Accumulated other comprehensive income	330,803	307,255
Unearned employee stock ownership plan (ESOP) shares	(1,551,810)	(1,581,412)
Total stockholders’ equity	45,647,809	45,083,239

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$458,016,230	$393,739,355

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Interest income
Interest and fees on loans	$4,466,516	$4,414,091	$9,087,742	$8,567,298
Interest on securities	356,845	230,266	644,072	454,073
Interest on other interest-earning assets	17,956	128,265	91,395	250,254
Total interest income	4,841,317	4,772,622	9,823,209	9,271,625

Interest expense
Interest on deposits	851,395	912,081	1,836,964	1,773,350
Interest on borrowings	212,374	265,698	402,589	543,863
Total interest expense	1,063,769	1,177,779	2,239,553	2,317,213

Net interest income	3,777,548	3,594,843	7,583,656	6,954,412
Provision for loan losses	577,000	85,000	1,049,000	172,500

Net interest income after provision for loan losses	3,200,548	3,509,843	6,534,656	6,781,912

Noninterest income
Gain on sale of loans	2,641	31,390	2,641	58,297
Gain on sale of securities	10,157	-	10,157	-
Service charges and fees	73,687	114,068	195,404	209,267
Bank owned life insurance	90,550	92,709	181,362	183,971
Loss on disposal of fixed assets	(205,663)	-	(205,663)	-
Other	19,398	9,835	66,765	20,991
Total noninterest income (loss)	(9,230)	248,002	250,666	472,526

Noninterest expense
Salaries and benefits	1,300,507	1,644,543	3,060,057	3,232,069
Occupancy	351,003	349,276	719,710	700,692
Data processing fees	518,628	507,933	980,455	992,659
FDIC and other insurance expense	44,408	60,460	96,336	146,063
Professional fees	141,917	227,331	433,354	409,490
Advertising	43,063	38,141	103,725	104,198
Other	179,607	269,152	380,621	502,640
Total noninterest expense	2,579,133	3,096,836	5,774,258	6,087,811

Income from continuing operations before provision for income taxes	612,185	661,009	1,011,064	1,166,627
Provision for income taxes	110,049	148,277	230,871	266,752

Net income from continuing operations	502,136	512,732	780,193	899,875

Discontinued operations
Loss from discontinued operations	-	(1,132,237)	-	(1,590,638)
Benefit for income taxes	-	(279,727)	-	(392,193)
Net loss from discontinued operations	-	(852,510)	-	(1,198,445)

NET INCOME (LOSS)	502,136	(339,778)	780,193	(298,570)

Other comprehensive income (loss)
Unrealized gain on available-for-sale securities	473,260	634,099	1,572,665	988,018
Tax effect of unrealized gain on available-for-sale securities	(120,444)	(161,378)	(400,243)	(251,450)
Unrealized gain on available-for-sale securities, net of tax	352,816	472,721	1,172,422	736,568
Unrecognized defined benefit ("DB") plan prior service cost	(1,542,112)	-	(1,542,112)	-
Tax effect of unrecognized DB plan prior service cost	393,237	-	393,237	-
Unrecognized DB plan prior service cost, net of tax	(1,148,875)	-	(1,148,875)	-
Other comprehensive income (loss), net of tax	(796,059)	472,721	23,547	736,568

COMPREHENSIVE (LOSS) INCOME	$(293,923)	$132,943	$1,952,615	$437,998

Earnings per common share - Basic
Earnings per common share - continuing operations	$0.17	$0.16	$0.26	$0.29
Loss per common share - discontinued operations	-	(0.27)	-	(0.38)
Earnings per common share - Basic	$0.17	$(0.11)	$0.26	$(0.09)

Earnings per common share - Diluted
Earnings per common share - continuing operations	$0.17	$0.16	$0.26	$0.29
Loss per common share - discontinued operations	-	(0.27)	-	(0.38)
Earnings per common share - Diluted	$0.17	$(0.11)	$0.26	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common	Common	Paid-In	Retained	Income	ESOP	Stockholders'
	Shares	Stock	Capital	Earnings	(Loss)	Shares	Equity
BALANCE, DECEMBER 31, 2018	3,374,565	$33,746	$25,500,873	$22,928,777	$(396,148)	$(1,644,514)	$46,422,734

Net income	-	-	-	41,208	-	-	41,208
Unrealized loss on available-for-sale securities, net	-	-	-	-	263,847	-	263,847
Amortization of equity awards	-	-	85,680	-	-	18,059	103,739
Share repurchase	(18,410)	(185)	(277,486)	-	-	-	(277,671)
BALANCE MARCH 31, 2019	3,356,155	$33,561	$25,309,067	$22,969,985	$(132,301)	$(1,626,455)	$46,553,857

Net loss	-	-	-	(339,778)	-	-	(339,778)
Unrealized gain on available-for-sale securities, net	-	-	-	-	472,721	-	472,721
Stock option exercise	7,260	73	69,985	-	-	-	70,058
Restricted stock forfeitures	(1,200)	(12)	12	-	-	-	-
Amortization of equity awards	-	-	78,374	-	-	15,015	93,389
Share repurchase	(22,985)	(230)	(358,170)	-	-	-	(358,400)
Dividends paid - $0.05 per share	-	-	-	(165,559)	-	-	(165,559)
BALANCE JUNE 30, 2019	3,339,230	$33,392	$25,099,268	$22,464,648	$340,420	$(1,611,440)	$46,326,288

BALANCE, DECEMBER 31, 2019	3,208,618	$32,086	$23,168,176	$23,157,134	$307,255	$(1,581,412)	$45,083,239

Net income	-	$-	$-	$278,057	$-	$-	$278,057
Unrealized gain on available-for-sale securities, net	-	-	-	-	819,607	-	819,607
Amortization of equity awards	-	-	81,620	-	-	14,801	96,421
Dividends paid - $0.05 per share	-	-	-	(158,433)	-	-	(158,433)
BALANCE MARCH 31, 2020	3,208,618	$32,086	$23,249,796	$23,276,758	$1,126,862	$(1,566,611)	$46,118,891

Net income	-	$-	$-	$502,136	$-	$-	$502,136
Other comprehensive income (loss)	-	-	-	-	(796,059)	-	(796,059)
Restricted stock awards	2,000	20	(20)	-	-	-	-
Amortization of equity awards	-	-	76,559	-	-	14,801	91,360
Share repurchase	(10,705)	(108)	(110,513)	-	-	-	(110,621)
Dividends paid - $0.05 per share	-	-	-	(157,898)	-	-	(157,898)
BALANCE JUNE 30, 2020	3,199,913	$31,998	$23,215,822	$23,620,996	$330,803	$(1,551,810)	$45,647,809

The accompanying notes are an integral part of these consolidated financial statements.

BANCORP 34, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$780,193	$(298,570)
Less: Net loss from discontinued operations	-	(1,198,445)
Net income from continuing operations	780,193	899,875
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	274,386	323,710
Stock dividends on financial institution stock	(36,200)	(54,800)
Amortization of premiums and discounts on securities, net	168,951	51,133
Amortization of equity awards	187,781	197,128
Amortization of core deposit intangible	17,724	20,430
Gain on sale of loans	(2,641)	(58,297)
Proceeds from sale of loans	168,555	993,026
Gain on sale of securities	(10,157)	-
Provision for loan losses	1,049,000	172,500
Fixed asset impairment	205,663
Net appreciation on bank-owned life insurance	(130,731)	(137,965)
Deferred income tax expense	(182,343)	(128,832)
Changes in operating assets and liabilities:
Accrued interest receivable	(762,263)	(136,820)
Prepaid and other assets	(1,296,884)	102,459
Accrued interest and other liabilities	506,739	328,628
Net cash from operating activities - continuing operations	937,773	2,572,175
Net cash from operating activities - discontinued operations	(64,047)	22,705,420
Net cash from operating activities	873726	25,277,595

Cash flows from investing activities
Proceeds from principal payments on available-for-sale securities	3,564,344	2,874,659
Proceeds from sales of available for sale securities	1,854,871	-
Purchases of available-for-sale securities	(23,056,448)	(3,179,247)
Net change in loans held for investment	(56,847,955)	(7,885,418)
Purchases of premises and equipment	(44,238)	(2,905)
Net cash from investing activities	(74,529,426)	(8,192,911)

Cash flows from financing activities
Net change in deposits	27,038,085	14,172,166
Net change in escrows	3,548	(90,744)
Proceeds from Federal Home Loan Bank advances	76,000,000	30,000,000
Repayments of Federal Home Loan Bank advances	(41,000,000)	(47,000,000)
Exercise of stock options	-	70,058
Common stock repurchases	(110,621)	(636,071)
Dividends paid	(316,331)	(165,559)
Net cash from financing activities	61,614,681	(3,650,150)

Net change in cash and cash equivalents	(12,041,020)	13,434,534

Cash and cash equivalents, beginning of period	29,486,465	11,774,457

Cash and cash equivalents, end of period	$17,445,445	$25,208,991

Supplemental disclosures:
Interest on deposits and advances paid	$2,334,568	$2,272,650
Income taxes paid	$56,000	$21,000
Loans transferred to loans held for sale	$-	$934,729
Operating lease right-of-use assets recorded on ASU 2016-20 adoption	$1,138,139	$-
Operating lease liabilities recorded on ASU 2016-20 adoption	$1,138,139	$-

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition, cash flows and results of operations at the dates and for the periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations for the full fiscal year or for any other period. This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Summary of Recent Accounting Pronouncements:

Prior to 2020, Bancorp 34 was an emerging growth company under the JOBS Act and elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that have complied with such new or revised accounting standards. The Company lost its status as an emerging growth company at the end of 2019.

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

Compensation, Retirement Benefits - In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement benefits (Topic 715-20). This ASU amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other post-retirement plans. The ASU eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for post-retirement health care benefits. This ASU is effective for fiscal years ending after December 15, 2020 and was applied on a retrospective basis.  The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

 The following table summarizes the one-time charge on net loss on disposal of discontinued operations:

	Three Months	Six Months
	Ended	Ended
	June 30, 2019	June 30, 2019

Severance benefits	$147,948	$147,948
Leases, software & other contractual obligations	360,613	360,613
Fixed asset losses	30,423	30,423
Other costs	212,998	212,998
Net Loss on Disposal	$751,982	$751,982

The following table presents results of discontinued operations for the three and six months ended June 30, 2020, and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net interest income	$-	$85,484	$-	$170,782

Gain on sale of loans	-	2,095,986	-	4,813,660
Other	-	190	-	190
Total noninterest income	-	2,096,176	-	4,813,850

Salaries and benefits	-	1,919,033	-	4,480,025
Occupancy	-	84,314	-	232,360
Data processing fees	-	282,503	-	584,369
Professional fees	-	51,993	-	107,972
Advertising	-	70,469	-	118,801
Net loss on disposal	-	751,982	-	751,982
Other	-	153,603	-	299,761
Total noninterest expense	-	3,313,897	-	6,575,270

Loss from discontinued operations	-	(1,132,237)	-	(1,590,638)
Benefit for income taxes	-	(279,727)	-	(392,193)

Net loss from discontinued operations	$-	$(852,510)	$-	$(1,198,445)

Net interest income from discontinued operations includes interest income on mortgage loans held for sale less interest expense allocated to mortgage banking operations equal to the average mortgage loans held for sale times the average rate on FHLB short-term borrowings.

Material assets and liabilities of mortgage banking operations are classified as Discontinued Operations in the consolidated balance sheets as of June 30, 2020, and prior year balances have been adjusted to conform with the current period presentation.

The following table summarizes the major categories of assets and liabilities related to discontinued operations in the consolidated balance sheets as of:

	June 30, 2020	December 31, 2019

Accrued interest and other liabilities - discontinued operations	169,380	233,427

Total liabilities	$169,380	$233,427

Net (liabilities) assets	$(169,380)	$(233,427)

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities have been classified in the consolidated balance sheets according to management’s intent at June 30, 2020 and December 31, 2019. The amortized cost of such securities and their approximate fair values were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2020
Available-for-sale securities
Mortgage-backed securities	$30,847,669	$1,042,749	$(1,391)	$31,889,027
U.S. Government agencies	919,509	6,596	(1,819)	924,286
Municipal obligations	29,816,091	938,877	-	30,754,968

Total	$61,583,269	$1,988,222	$(3,210)	$63,568,281

December 31, 2019
Available-for-sale securities
Mortgage-backed securities	$30,722,958	$415,564	$(119,774)	$31,018,748
U.S. Government agencies	1,102,532	1,739	(24,824)	1,079,447
Municipal obligations	12,279,341	254,521	(114,879)	12,418,983

Total	$44,104,831	$671,824	$(259,477)	$44,517,178

Gross proceeds from the sale of available-for-sale securities and resulting gains and losses were as follows:

	Six Months Ended June 30,
	2020	2019

Proceeds from sale	$1,854,871	$-
Sales gains	$15,013	$-
Sales losses	$(4,856)	$-

Amortized cost and fair value of securities by contractual maturity as of June 30, 2020 and December 31, 2019 are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the actual contractual maturities of underlying collateral. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

The scheduled maturities of available-for-sale securities at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$11,294,706	$11,341,059	$-	$-
Due after one to five years	27,764,508	28,807,095	27,151,751	27,510,536
Due after five to ten years	17,420,852	18,162,759	14,048,273	14,163,270
Due after ten years	5,103,203	5,257,368	2,904,807	2,843,372

Totals	$61,583,269	$63,568,281	$44,104,831	$44,517,178

At June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At June 30, 2020 and December 31, 2019, mortgage-backed securities included collateralized mortgage obligations of $12.3 million and $13.4 million, respectively, which are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

Gross Unrealized Losses and Fair Value – The following tables show the gross unrealized losses and fair values of securities by length of time that individual securities in each category have been in a continuous loss position.

	June 30, 2020
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$639,465	$(1,391)	$-	$-	$639,465	$(1,391)
U.S. Government agencies	-	-	715,953	(1,819)	715,953	(1,819)

Total temporarily impaired securities	$639,465	$(1,391)	$715,953	$(1,819)	$1,355,418	$(3,210)

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale securities:
Mortgage-backed securities	$10,201,840	$(64,195)	$6,459,069	$(55,579)	$16,660,909	$(119,774)
U.S. Government agencies	-	-	843,719	(24,824)	843,719	(24,824)
Municipal obligations	4,676,851	(114,879)	-	-	4,676,851	(114,879)

Total temporarily impaired securities	$14,878,691	$(179,074)	$7,302,788	$(80,403)	$22,181,479	$(259,477)

At June 30, 2020 and December 31, 2019, all of the government agencies and mortgage-backed securities held by the Company were issued by U.S. Government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2020.

Loans and securities with a carrying value of approximately $153.7 million at June 30, 2020 were pledged to secure Federal Home Loan Bank (“FHLB”) advances. In addition, at June 30, 2020, securities with a carrying value of $3.5 million were pledged to secure public deposits and securities with a carrying value of $14.7 million were pledged to the FRB for potential overnight discount window borrowings.

NOTE 4 – LOANS HELD FOR INVESTMENT, NET

The components of loans held for investment, net in the consolidated balance sheets were as follows:

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent

Loans held for investment, net:
Commercial real estate	$257,876,733	73.1%	$242,682,721	82.1%
One- to four-family residential real estate	24,354,087	6.9	28,849,640	9.8
Commercial and industrial	66,761,757	18.9	20,075,236	6.8
Consumer and other	3,726,966	1.1	3,860,991	1.3
Total gross loans	352,719,543	100.0%	295,468,588	100.0%
Unamortized loan fees, net of costs	(1,372,094)		(807,869)
Loans held for investment	351,347,449		294,660,719
Allowance for loan losses	(3,975,620)		(2,921,931)
Loans held for investment, net	$347,371,829		$291,738,788

At June 30, 2020 and December 31, 2019, loans held for investment includes commercial construction loans of $23.5 million and $16.1 million and Paycheck Protection Program ("PPP") loans of $36.1 million and -0-, respectively.

Allowance for Loan Losses and Recorded Investment in Loans – The following is a summary of the allowance for loan losses and recorded investment in loans as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	3,371,097	250,674	307,805	46,044	3,975,620

Total	$3,371,097	$250,674	$307,805	$46,044	$3,975,620

Gross loans
Ending balance: individually evaluated for impairment	$2,578,003	$823,445	$-	$-	$3,401,448
Ending balance: collectively evaluated for impairment	255,298,730	23,530,642	66,761,757	3,726,966	349,318,095
Total	$257,876,733	$24,354,087	$66,761,757	$3,726,966	$352,719,543

	As of December 31, 2019
	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Other	Total
Allowance for loan losses
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	2,588,714	187,345	115,502	30,370	2,921,931

Total	$2,588,714	$187,345	$115,502	$30,370	$2,921,931

Gross loans
Ending balance: individually evaluated for impairment	$2,718,731	$786,557	$-	$-	$3,505,288
Ending balance: collectively evaluated for impairment	239,963,990	28,063,083	20,075,236	3,860,991	291,963,300
Total	$242,682,721	$28,849,640	$20,075,236	$3,860,991	$295,468,588

The COVID-19 pandemic has, and is expected to going forward, materially affect our determination of an adequate allowance for loan losses ("ALLL").  In addition to its normal ALLL provision determined based upon loan growth and other risk factor changes, the Company increased its allowance for loan losses an additional $900,000, or 31% compared to the December 31, 2019 ALLL balance for uncertainties related to COVID-19 pandemic and the recession.  The Company plans to continue to closely monitor the effects of the pandemic on the ability of its borrowers to repay their debt going forward.  It is possible larger increases in the allowance for loan losses will be necessary in the future due to the COVID-19 pandemic and recession, or the after-effects of it.

The following tables summarize activities for the allowance for loan losses for the six months ended June 30, 2020 and 2019:

	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Balance December 31, 2019	$2,588,714	$187,345	$115,502	$30,370	$2,921,931

Provision for loan losses	267,392	49,372	147,981	7,255	472,000

Charge-offs	-	-	-	-	-
Recoveries	-	2,930	-	-	2,930
Net (charge-offs) recoveries	-	2,930	-	-	2,930

Balance March 31, 2020	$2,856,106	$239,647	$263,483	$37,625	$3,396,861

Provision for loan losses	514,991	9,268	44,322	8,419	577,000

Change-offs	-	-	-	-	-
Recoveries	-	1,759	-	-	1,759
Net (charge-offs) recoveries	-	1,759	-	-	1,759

Balance June 30, 2020	$3,371,097	$250,674	$307,805	$46,044	$3,975,620

	Commercial Real Estate	One- to Four-Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Balance December 31, 2018	$2,130,124	$359,705	$377,180	$34,082	$2,901,091

Provision for loan losses	211,173	(130,880)	9,738	(2,531)	87,500

Charge-offs	-	(8,686)	-	-	(8,686)
Recoveries	-	-	1,507	-	1,507
Net (charge-offs) recoveries	-	(8,686)	1,507	-	(7,179)

Balance March 31, 2019	$2,341,297	$220,139	$388,425	$31,551	$2,981,412

Provision for loan losses	85,605	(2,388)	9,914	(8,131)	85,000

Change-offs	-	-	-	-	-
Recoveries	-	1,879	-	-	1,879
Net (charge-offs) recoveries	-	1,879	-	-	1,879

Balance June 30, 2019	$2,426,902	$219,630	$398,339	$23,420	$3,068,291

Nonperforming Assets – The following tables present an aging analysis of the recorded investment of past due loans as of June 30, 2020 and December 31, 2019. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Per Company policy, loans past due 90 days or more no longer accrue interest.

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

June 30, 2020
Commercial real estate	$-	$-	$-	$-	$257,876,733	$257,876,733
One- to four-family residential real estate	-	395,110	290,018	685,128	23,668,959	24,354,087
Commercial and industrial	-	-	-	-	66,761,757	66,761,757
Consumer and other	-	-	-	-	3,726,966	3,726,966

Totals	$-	$395,110	$290,018	$685,128	$352,034,415	$352,719,543

	Past Due					Total
			90 Days			Financing
	30 - 59 Days	60 - 89 Days	or More	Total	Current	Receivables

December 31, 2019
Commercial real estate	$-	$-	$2,718,731	$2,718,731	$239,963,990	$242,682,721
One- to four-family residential real estate	758,197	36,520	638,623	1,433,340	27,416,300	$28,849,640
Commercial and industrial	-	-	-	-	20,075,236	$20,075,236
Consumer and other	-	-	-	-	3,860,991	$3,860,991

Totals	$758,197	$36,520	$3,357,354	$4,152,071	$291,316,517	$295,468,588

The following table sets forth nonaccrual loans and other real estate at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

Nonaccrual loans
Commercial real estate	$2,578,003	$2,718,731
One- to four-family residential real estate	754,037	786,557
Commercial and industrial	-	-
Consumer and other	-	-
Total nonaccrual loans	3,332,040	3,505,288
Other real estate (ORE)	-	-

Total nonperforming assets	$3,332,040	$3,505,288

Nonperforming assets to gross loans held for investment and ORE	0.94%	1.19%
Nonperforming assets to total assets	0.73%	0.89%

Nonaccrual loan balances guaranteed by the SBA are $2.3 million, or 69%, and $2.3 million, or 66%, of the nonaccrual loan balances at June 30, 2020 and December 31, 2019, respectively.

Credit Quality Indicators – The following tables represent the credit exposure by internally assigned grades at June 30, 2020 and December 31, 2019. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

	As of June 30, 2020
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$253,050,106	$22,606,006	$66,528,216	$3,726,966	$345,911,294
Special mention	459,260	288,279	-	-	747,539
Substandard	4,367,367	1,459,802	233,541	-	6,060,710
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$257,876,733	$24,354,087	$66,761,757	$3,726,966	$352,719,543

	As of December 31, 2019
	Commercial Real Estate	One- to Four- Family Residential Real Estate	Commercial and Industrial	Consumer and Other	Total

Grade
Pass	$237,546,684	$26,969,204	$19,774,797	$3,860,991	$288,151,676
Special mention	508,201	375,054	-	-	883,255
Substandard	4,627,836	1,505,382	300,439	-	6,433,657
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Totals	$242,682,721	$28,849,640	$20,075,236	$3,860,991	$295,468,588

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

	As of June 30, 2020
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$2,578,003	$2,578,003	$-	$2,620,918
One- to four-family residential real estate	823,445	823,445	-	829,053
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
	$3,401,448	$3,401,448	$-	$3,449,971

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$2,578,003	$2,578,003	$-	$2,620,918
One- to four-family residential real estate	823,445	823,445	-	829,053
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
	$3,401,448	$3,401,448	$-	$3,449,971

	As of December 31, 2019
		Principal		Average
	Recorded	Net of	Related	Recorded
	Investment	Charge-offs	Allowance	Investment

With no related allowance recorded:
Commercial real estate	$2,718,731	$2,718,731	$-	$2,738,545
One- to four-family residential real estate	786,557	786,557	-	791,476
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
	$3,505,288	$3,505,288	$-	$3,530,021

With an allowance recorded:	$-	$-	$-	$-

Total:
Commercial real estate	$2,718,731	$2,718,731	$-	$2,738,545
One- to four-family residential real estate	786,557	786,557	-	791,476
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
	$3,505,288	$3,505,288	$-	$3,530,021

During each of the six months ended June 30, 2020 and 2019, no interest income was recognized on nonaccrual loans.

Certain loans within the Company’s loan portfolio are guaranteed by the Veterans Administration (VA). In the event of default by the borrower, the VA can elect to pay the guaranteed amount or take possession of the property. If the VA takes possession of the property, the Company is entitled to be reimbursed for the outstanding principal balance, accrued interest and certain other expenses. There were no commitments from the VA to take title to properties collateralizing Company loans at June 30, 2020 and December 31, 2019.

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

There was one troubled debt restructuring with a current payment status and principal balance of $69,000 and $71,000, as of June 30, 2020 and December 31, 2019, respectively.

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk are as follows as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

Commitments to extend credit	$29,719,611	$25,739,246
Unused lines of credit	22,426,577	17,765,580
Totals	$52,146,188	$43,504,826

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

The Company enters into leases in the normal course of business primarily for branch facilities or loan production offices.  The leases have remaining terms ranging from one to three years, some of which include renewal options to extend the lease and options to terminate the lease.   In addition, the Company has entered into subleases for space in certain vacated mortgage loan production offices, the terms of which range from one to two years.  The Company’s leases and subleases do not include residual value guarantees or covenants.  The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option.  The Company has elected not to recognize leases with original least terms of 12 months or less (short-term leases) on the balance sheet.  Leases are recognized as operating or financing leases at the lease commencement date.  Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term.  Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities are recognized at lease commencement date based upon the estimated present value of lease payments over the lease term.  The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The discount rates used to calculate the present value of lease liabilities were based upon the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the later of the date we adopted the new lease accounting standard or lease commencement date.  At June 30, 2020 the balance sheet included $1.2 million operating lease right-of-use assets and $1.3 million operating lease liabilities.

The following table shows the future minimum lease payments, weighted average remaining lease terms and weighted average discount rates under operating lease arrangements as of June 30, 2020.

June 30, 2020
Year	Operating Leases

2020	$302,869
2021	576,841
2022	444,986
2023	30,558
Total minimum lease payments	1,355,254
Amounts representing interest (present value discount)	(29,294)
Operating lease liabilities (present value of minimum lease payments)	$1,325,960

Weighted average remaining term (in years)	2.3
Weighted average discount rate	1.92%

NOTE 6 – DEFINED BENEFIT PLAN

Defined benefit pension plan expense for the three and six months ended June 30, 2020 was $83,000 and $142,000, and for the three and six months ended June 30, 2019 was $20,000 and $41,000, respectively.

Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”, EIN 13-5645888 and Plan No. 333)

Through March 31, 2020, the Company was a participant in the Pentegra DB Plan, a multiple employer defined benefit pension plan.   On June 1, 2006, the Company froze the benefits available under the Pentegra DB Plan. The Company’s cash contributions to the Pentegra DB Plan were $225,000 and -0- during the year ended December 31, 2019 and six months ended June 30, 2020, respectively, all of which represented less than 5% of total plan contributions. As of July 1, 2019 (the most recent valuation report available), the unfunded pension liability was approximately $572,000 (87% funded).

Bank 34 Employees DB Retirement Plan

Effective April 1, 2020, the Company withdrew from the Pentegra DB Plan and established the Bank 34 Employee Defined Benefit Retirement Plan (“Bank DB Plan”).  On June 2, 2020, all assets and liabilities were transferred from the Pentegra DB Plan to the newly established Bank DB Plan.

The Bank DB Plan is a funded noncontributory defined benefit pension plan covering 50 current and former employees. Similar to its predecessor, benefits available under the Bank DB Plan are frozen. The plan provides defined benefits based on years of service and final average salary. The Company uses December 31 as the measurement date for this plan.  The initial plan year will be April 1, 2020 through December 31, 2020.

The fair value of plan assets and projected benefit obligation on the April 1, 2020 Bank DB Plan adoption date were $2,392,111 and $3,951,473, respectively, and a $1,387,186 contribution was made to the Bank DB Plan in May 2020.

Accumulated other comprehensive income on our balance sheet included $1,559,362 and $1,542,112 prior service cost at April 1, 2020 and June 30, 2020, respectively.

Weighted-average assumptions used to determine pension benefit obligations at year-end include a 3.50% discount rate and a 0% rate of compensation increase.  The weighted average assumptions used to determine net periodic pension cost include 3.50% discount rate, 3.50% expected return on plan assets and a 0% rate of compensation increase.

The Bank DB Plan was first funded in the second quarter of 2020 and the overall investment strategy and target investment allocations have yet to be determined.  The 3.50% weighted average expected long term rate of return is estimated based on current trends in similar plan assets as well as projected future rates of returns on similar assets. The plan does not have prohibited investments.

From initial funding in the second quarter of 2020 through June 30, 2020, all assets of the Bank DB Plan have been invested in the MassMutual Premier U.S. Gov’t Money Market Fund (“Fund”).  The fair value of the Bank 34 DB Plan investment in the Fund at June 30, 2020 was $3,744,342, as determined by quoted market prices (Level 1).

18

NOTE 7 – REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of June 30, 2020 and December 31, 2019, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

As of June 30, 2020, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2020:

Total Capital (to Risk-Weighted Assets)	$45,040	12.57%	$28,658	>8.00%	$35,823	>10.00%

Tier I Capital (to Risk-Weighted Assets)	$41,024	11.45%	$21,494	>6.00%	$28,659	>8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$41,024	11.45%	$16,120	>4.50%	$23,285	>6.50%

Tier I Capital (to Average Assets)	$41,024	9.30%	$17,646	>4.00%	$22,058	>5.00%

As of December 31, 2019:

Total Capital (to Risk-Weighted Assets)	$42,944	14.59%	$23,554	>8.00%	$29,443	>10.00%

Tier I Capital (to Risk-Weighted Assets)	$39,982	13.58%	$17,666	>6.00%	$23,554	>8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$39,982	13.58%	$13,249	>4.50%	$19,138	>6.50%

Tier I Capital (to Average Assets)	$39,982	10.30%	$15,529	>4.00%	$19,411	>5.00%

NOTE 8 – STOCK-BASED COMPENSATION

The Company has fully vested and unvested stock options and unvested restricted stock awards outstanding under the 2017 Equity Incentive Plan.

A summary of stock option activity during the six months ended June 30, 2020 is presented below:

	For the Six Months Ended June 30, 2020
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Outstanding, December 31, 2019	146,300	$14.92	5.0	$53,166
Granted	5,000	11.93
Exercised	-
Forfeited or expired	(1,150)	14.90

Outstanding, June 30, 2020	150,150	$14.81	4.9	$-

Exercisable, June 30, 2020	57,160	$14.92	4.5	$-

A summary of restricted stock activity during the six months ended June 30, 2020 is presented below:

	For the Six Months Ended June 30, 2020
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Price	Term (years)

Outstanding, December 31, 2019	40,044	$14.89	2.6
Granted	2,000	11.93
Vested	(85)	15.48

Outstanding, June 30, 2020	41,959	$14.76	2.1

Compensation and benefits included $153,000 and $147,000 of stock-based expense for the six months ended June 30, 2020 and 2019, respectively. Restricted stock award dividends included in stock-based expense were $4,000 and $2,000 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, there was $749,000 of total unrecognized stock-based expense including $263,000 related to unvested stock options and $486,000 from restricted stock awards granted under the 2017 Equity Incentive Plan that is expected to be recognized ratably over the next 2.4 years.

NOTE 9 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table presents information about assets and liabilities measured at fair value on a recurring and non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair values as of June 30, 2020 and December 31, 2019.

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Fair Value

June 30, 2020:
Recurring basis
Mortgage-backed securities	$-	$31,889,027	$-	$31,889,027
U.S. Government agencies	-	924,286	-	924,286
Municipal obligations	-	30,754,968	-	30,754,968
Nonrecurring basis
Impaired loans	-	-	3,401,448	3,401,448

Totals	$-	$63,568,281	$3,401,448	$66,969,729

December 31, 2019:
Recurring basis
Mortgage-backed securities	$-	$31,018,748	$-	$31,018,748
U.S. Government agencies	-	1,079,447	-	1,079,447
Municipal obligations	-	12,418,983	-	12,418,983
Nonrecurring basis
Impaired loans	-	-	3,505,288	3,505,288

Totals	$-	$44,517,178	$3,505,288	$48,022,466

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

There were no transfers between levels of the fair value hierarchy during the three or six months ended June 30, 2020 or 2019.

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

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 financial assets measured on a non-recurring basis:

	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
At June 30, 2020
Impaired loans
Commercial real estate	$2,578,003	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
One- to four-family residential real estate	823,445	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Total Impaired Loans	$3,401,448

At December 31, 2019
Impaired loans
Commercial real estate	$2,718,731	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
One- to four-family residential real estate	786,557	Appraisal	Appraisal discount and estimated selling costs	17	-	18%
Total Impaired Loans	$3,505,288

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2020 and December 31, 2019.

			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
At June 30, 2020:
Financial assets:
Cash and due from banks	$6,810	$6,810	$6,810	$-	$-
Interest-bearing deposits with banks	10,635	10,635	10,635	-	-
Available-for-sale securities	63,568	63,568	-	63,568	-
Loans held for investment, net	347,372	346,498	-	-	346,498
Stock in financial institutions	4,053	4,053	-	4,053	-

Financial liabilities:
Demand deposits, savings and NOW deposits	253,181	252,132	252,132	-	-
Time deposits	77,754	78,368	-	78,368	-
Federal Home Loan Bank advances	75,000	75,187	-	75,187	-

At December 31, 2019
Financial assets:
Cash and due from banks	$4,496	$4,496	$4,496	$-	$-
Interest-bearing deposits with banks	24,990	24,990	24,990	-	-
Available-for-sale securities	44,517	44,517	-	44,517	-
Loans held for investment, net	291,739	292,246	-	-	292,246
Stock in financial institutions	4,017	4,017	-	4,017	-

Financial liabilities:
Demand deposits, savings and NOW deposits	222,509	214,611	214,611	-	-
Time deposits	81,388	81,638	-	81,638	-
Federal Home Loan Bank advances	40,000	40,075	-	40,075	-

NOTE 10 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The earnings per share computations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic:
Net income from continuing operations	$502,136	$512,732	$780,193	$899,875
Net loss from discontinued operations	-	(852,510)	-	(1,198,445)
Less: Earnings allocated to participating securities	(6,657)	5,212	(10,298)	4,768

Net income allocated to common shareholders	$495,479	$(334,566)	$769,895	$(293,802)

Weighted-average common shares outstanding including participating securities	3,203,399	3,355,929	3,206,009	3,358,183
Less: Average participating securities	(40,292)	(48,864)	(40,153)	(49,331)
Less: Average unallocated ESOP Shares	(164,096)	(170,316)	(164,096)	(170,316)

Average shares	2,999,011	3,136,749	3,001,760	3,138,536

Basic earnings per common share - continuing operations	$0.17	$0.16	$0.26	$0.29
Basic loss per common share - discontinued operations	-	(0.27)	-	(0.38)
Basic earnings per common share	$0.17	$(0.11)	$0.26	$(0.09)
Diluted:
Net income allocated to common shareholders	$495,479	$(334,566)	$769,895	$(293,802)

Weighted-average common shares outstanding for basic earnings per common share	2,999,011	3,136,749	3,001,760	3,138,536
Add: Dilutive effects of assumed exercises of stock options	-	4,747	241	3,399

Weighted average shares and dilutive potential common shares	2,999,011	3,141,496	3,002,002	3,141,935

Diluted earnings per common share - continuing operations	$0.17	$0.16	$0.26	$0.29
Diluted loss per common share - discontinued operations	-	(0.27)	-	(0.38)
Diluted earnings per common share	$0.17	$(0.11)	$0.26	$(0.09)

(1) Our participating securities are restricted stock awards which participate in common stock dividends.

Stock options for 150,150 and 145,150 shares were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section as of and for the three and six months ended June 30, 2020 and 2019, has been derived from the consolidated financial statements that appear elsewhere in this report. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Further, given the ongoing and dynamic nature of the COVID-19 outbreak, it is difficult to predict the full impact on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened or remain open.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, including those in our Arizona markets, which have been particularly negatively affected by COVID-19, the Company could be subject to any of the following risks which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations:

●	demand for products and services may decline, making it difficult to grow assets and income;

●

if the economy is unable to substantially reopen or remain open, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

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

	Three Months Ended June 30,
	2020			2019
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans - continuing operations	$342,522	$4,467	5.25%	$295,516	$4,414	5.99%
Securities	60,010	357	2.39%	34,502	230	2.67%
Other interest earning assets	13,804	18	0.52%	20,930	128	2.45%
Total interest-earning assets - continuing operations	416,336	4,841	4.68%	350,948	4,772	5.45%
Loans held for sale - discontinued operations	-	-	-	17,302	190	4.40%
Total interest-earning assets	416,336	4,841	4.68%	368,250	4,962	5.40%
Noninterest-earning assets	25,938			22,992
Total assets	$442,274			$391,242

Interest-bearing liabilities:
Checking, money market and savings accounts	$177,390	$450	1.02%	$148,638	$509	1.37%
Certificates of deposit	77,062	402	2.09%	78,721	403	2.05%
Total deposits	254,452	852	1.35%	227,359	912	1.61%
Advances from FHLB of Dallas - continuing operations	61,868	212	1.38%	60,967	266	1.75%
Total interest-bearing liabilities - continuing operations	316,320	1,064	1.35%	288,326	1,178	1.64%
Advances from FHLB of Dallas - discontinued operations	-	-	-	-	104	-
Total interest-bearing liabilities	316,320	1,064	1.35%	288,326	1,282	1.78%
Non-interest bearing deposits	73,105			51,390
Non-interest bearing liabilities	7,024			4,165
Total liabilities	396,449			343,881
Stockholders' equity	45,825			47,361
Total liabilities and stockholders' equity	$442,274			$391,242

Net interest income - continuing operations		$3,777			$3,594
Net interest rate spread - continuing operations (2)			3.33%			3.82%
Net interest margin - continuing operations (4)			3.65%			4.11%

Net interest income		$3,777			$3,680
Net interest rate spread (2)			3.33%			3.62%
Net interest-earning assets (3)	$100,016			$79,924
Net interest margin (4)			3.65%			4.01%

Average interest-earning assets to average interest-bearing liabilities	131.62%			127.72%

(1)	Yield/Rate for the three-month periods have been annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

	Six Months Ended June 30,
	2020			2019
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans - continuing operations	$323,049	$9,088	5.66%	$292,466	$8,567	5.91%
Securities	52,581	644	2.46%	33,961	454	2.70%
Other interest earning assets	15,933	91	1.15%	20,233	250	2.49%
Total interest-earning assets - continuing operations	391,563	9,823	5.05%	346,660	9,271	5.39%
Loans held for sale - discontinued operations	-	-	-	16,191	369	4.60%
Total interest-earning assets	391,563	9,823	5.05%	362,851	9,640	5.36%
Noninterest-earning assets	25,164			23,303
Total assets	$416,727			$386,154

Interest-bearing liabilities:
Checking, money market and savings accounts	$175,454	$1,009	1.16%	$146,991	$976	1.34%
Certificates of deposit	79,407	828	2.10%	79,387	797	2.02%
Total deposits	254,861	1,837	1.45%	226,378	1,773	1.58%
Advances from FHLB of Dallas - continuing operations	47,418	403	1.71%	60,630	544	1.81%
Total interest-bearing liabilities - continuing operations	302,279	2,240	1.49%	287,008	2,317	1.63%
Advances from FHLB of Dallas - discontinued operations	-	-	-	-	198	-
Total interest-bearing liabilities	302,279	2,240	1.49%	287,008	2,515	1.77%
Non-interest bearing deposits	62,695			47,810
Non-interest bearing liabilities	5,937			4,164
Total liabilities	370,911			338,982
Stockholders' equity	45,816			47,172
Total liabilities and stockholders' equity	$416,727			$386,154

Net interest income - continuing operations		$7,584			$6,954
Net interest rate spread - continuing operations (2)			3.56%			3.77%
Net interest margin - continuing operations (4)			3.90%			4.05%

Net interest income		$7,584			$7,125
Net interest rate spread (2)			3.56%			3.59%
Net interest-earning assets (3)	$89,284			$75,843
Net interest margin (4)			3.90%			3.96%

Average interest-earning assets to average interest-bearing liabilities	129.54%			126.43%

(1)	Yield/Rate for the six-month periods have been annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average total interest-earning assets.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Cash and cash equivalents were $17.4 million at June 30, 2020 and $29.5 million at December 31, 2019. Daily cash and cash equivalent balances generally vary primarily due to the timing of commercial loan fundings and payoffs and changes in deposit and FHLB advance balances. Cash and cash equivalents were above normal target levels at December 31, 2019 due to a large increase in loan payoffs in December 2019 and $10.0 million held for an early 2020 FHLB advance maturity.

Available-for-sale securities increased $19.1 million, or 42.8%, during the six months ended June 30, 2020 to $63.6 million. We sold five securities for proceeds of $1.9 million and purchased $23.1 million in the six months ended June 30, 2020.  Purchases included one $10.0 million security with an attractive yield available as some national, leveraged funds were forced to liquidate their holdings.

Loans held for investment increased $56.6 million, or 19.2%, to $351.3 million at June 30, 2020 from $294.7 million at December 31, 2019, including $36.1 million in Paycheck Protection Program ("PPP") loans and $20.5 million from organic growth. In the six months ended June 30, 2020, commercial real estate loans increased $15.2 million, or 6.3% to $257.9 million and represented 73.1% of the gross loan portfolio at June 30, 2020, compared to 82.1% at December 31, 2019. Commercial and industrial loans increased $46.7 million, or 232.6%, from $20.1 million at December 31, 2019 to $66.8 million at June 30, 2020, including $36.1 million in new PPP loans originated beginning in April 2020.

Total deposits increased $27.0 million, or 8.9%, to $330.9 million at June 30, 2020 from $303.9 million at December 31, 2019. The increase included a $15.3 million, or 27.2%, increase in non-interest bearing demand deposits and a $15.3 million, or 9.2%, increase in savings and NOW deposits, partially offset by a $3.6 million, or 4.5%, decrease in time deposits. We believe a majority of the increase in non-interest bearing demand deposits was due to PPP loan proceeds being left on deposit at the Bank.

Federal Home Loan Bank advances increased $35.0 million, or 87.5%, to $75.0 million at June 30, 2020 compared to $40.0 million at December 31, 2019. The additional advances were primarily used to fund PPP loans, other portfolio loans and available-for-sale security growth. We generally utilize short-term borrowings to fund short-term needs and long-term borrowings and some short-term borrowings to fund net growth in loans held for investment or available-for-sale securities.

Accrued interest and other liabilities increased $409,000, or 9.6%, to $4.7 million at June 30, 2020 compared to $4.3 million at December 31, 2019.

Total stockholders’ equity increased $565,000 to $45.6 million at June 30, 2020 from $45.1 million at December 31, 2019. The largest changes in stockholders’ equity for the six months ended June 30, 2020 were increases of $1.2 million in the fair value of available-for-sale securities net of tax and $464,000 in retained earnings, and a $1.1 million decrease for previously unrecognized defined benefit plan prior service cost.  The change in retained earnings included a $780,000 increase from net income and a decrease of $316,000 for dividends.  Equity award amortization for non-cash benefits included as expense in our income statements increased equity $188,000 and share repurchases reduced equity $111,000.

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019

General. We had net income from continuing operations of $502,000 for the three months ended June 30, 2020, which was $11,000, or 2.1%, less than net income from continuing operations of $513,000 for the three months ended June 30, 2019. The decrease was primarily caused by $550,000 in additional COVID-19-related ALLL provisions and a $257,0000, or 103.7%, decrease in noninterest income, including a $206,000 fixed asset impairment, partially offset by a $518,000, or 16.7%, decrease in noninterest expense and a $183,000, or 5.1%, increase in net interest income.

We had no net loss from discontinued operations, as discussed in Note 2 – Discontinued Operations, for the quarter ended June 30, 2020 compared to a net loss from discontinued operations of $853,000 for the three months ended June 30, 2019 including a $752,000 net loss on disposal of discontinued operations. The decrease was due to the mortgage banking business exit in June 2019.

Interest Income. Interest income from continuing operations increased $69,000, or 1.4%, and was $4.8 million for the three months ended June 30, 2020. The increase was due to a $65.4 million, or 18.6%, increase in average interest-earning assets from continuing operations partially offset by a 77 basis point decrease in average yields. The average balance of loans, our highest yielding asset, increased $47.0 million, or 15.9%, but decreased to 82.3% of average interest-earning assets from 84.2% of average interest-earning assets. PPP loans, mostly originated in the early part of the second quarter of 2020, represented $28.7 million, or 43.9%, of the $65.4 million increase in average loan balances and contributed to the decrease in yields since the interest rate on them is 1.00% and their yield with deferred origination fee income and cost averaged 1.96%, well below traditional loan yields.

The decrease in yield on average interest earning assets included a 74 basis point decrease in the yield on loans and a 28 basis point decrease in securities yield caused by rapid declines in market interest rates and the introduction of low yielding PPP loans as noted above.  Interest income on loans increased $57,000, or 1.3%, due to a $47.0 million, or 15.9%, increase in average loan balances due to PPP loans and organic growth and a 74 basis point decrease in yield discussed above. Interest income on securities increased $127,000, or 55.2%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to a $25.5 million, or 73.9%, increase in average securities balances partially offset by a 28 basis point decrease in yield from the lower interest rate environment.

Interest Expense.  Interest expense from continuing operations decreased $115,000, or 9.8%, to $1.1 million for the three months ended June 30, 2020 from $1.2 million for the three months ended June 30, 2019. The decrease was the result of a decrease of $61,000, or 6.7%, in interest expense on deposits and a decrease of $54,000, or 20.3%, in interest expense on borrowings.  Both decreases were the result of repricing and new fund balances at much lower rates than in 2019 or earlier periods due to rapid market rate decreases which accelerated in March 2020.

Interest paid on checking, money market and savings accounts decreased $59,000, or 11.6%, to $450,000 for the three months ended June 30, 2020 from $509,000 for the three months ended June 30, 2019. The average rate we paid on such deposit accounts decreased 35 basis points to 1.02% for the three months ended June 30, 2020 from 1.37% for the three months ended June 30, 2019. The average balance increased $28.8 million, or 19.3%, to $177.4 million for the three months ended June 30, 2020 from $148.6 million for the three months ended June  30, 2019.  Interest expense on certificates of deposit decreased $2,000 due to an average balance decrease of $1.7 million partially offset by a four basis point increase in average rates paid.

The average rates we pay on deposits is considerably higher in our Arizona market.

Interest expense on borrowings – continuing operations decreased $54,000, or 20.3%, from the quarter ended June 30, 2019 to the quarter ended June 30, 2020 due to a 37 basis point, or 21.2% decrease in average rate paid partially offset by a $901,000, or 1.5% increase in average balance.

Net Interest Income. Net interest income from continuing operations increased $189,000, or 5.3%, and was $3.8 million for the three months ended June 30, 2020 compared to $3.6 million for the three months ended June 30, 2019, due to a $65.4 million, or 18.6% increase in average interest earning assets partially offset by a 49 basis point, or 12.7% decrease in net interest rate spread to 3.33% for the three months ended June 30, 2020 from 3.82% for the three months ended June 30, 2019. Average interest earning assets yield for continuing operations decreased 72 basis points, or 13.3%, compared to a 29 basis point decrease in average interest bearing liability rates. Continuing operations average net interest-earning assets represented 131.62% of average interest bearing liabilities for the three months ended June 30, 2020, compared to 127.72% for the three months ended June 30, 2019 due to PPP loans originated early in the quarter and organic loan growth and PPP loan proceeds retained by clients in non-interest bearing demand deposit accounts.

We had no net interest income from discontinued operations for the three months ended June 30, 2020 compared to $86,000 for the three months ended June 301, 2019 due to the mortgage banking business exit in June 2019. Average mortgage loans held for sale was $0 for the three months ended June 30, 2020 compared to $17.3 million for the three months ended June 30, 2019.

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

See “Asset Quality - Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we recorded provisions for loan losses of $577,000 and $85,000 for the three months ended June 30, 2020 and 2019, respectively. In the three months ended June 30, 2020, the allowance for loan losses increased $579,000, reflecting $577,000 in provisions and $2,000 in net recoveries.  The provision for the three months ended June 30, 2020 included $550,000 for probable losses from the effects of COVID-19 and the recession and $27,000 for non-PPP loan growth in the quarter.  The $550,000 COVID-19 provision in the second quarter of 2020 was in addition to the $350,000 provision increase in the first quarter of 2020.  The total $900,000 allowance for loan loss provisions taken in the first six months of 2020 for COVID-19 and the recession represent 30.8% of the December 31, 2019 allowance for loan losses. The Company will continue to closely monitor the effects of the pandemic and recession on the ability of its borrowers to repay their debt going forward.

To the best of our knowledge, at June 30, 2020 we have recorded all loan losses that are both probable and reasonable to estimate.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about the recoverability of our loan balances based upon information available to it at the time of its examination.

Noninterest Income. Noninterest income from continuing operations decreased $257,000, or 103.7%, to a net loss of $9,000 for the three months ended June 30, 2020 compared to income of $248,000 for the three months ended June 30, 2019 due primarily to a $206,000 loss on disposal of fixed assets in the three months ended June 30, 2020 and a $29,000 decrease in SBA and USDA sales gains.

Due to the mortgage banking business exit in June 2019, there was no noninterest income from discontinued operations, represented by loan sales gains, for the three months ended June 30, 2020 compared to $2.1 million for the three months ended June 30, 2019. We sold $70.4 million of mortgage loans during the three months ended June 30, 2019 and realized sales gains equal to 4.2% of loans sold.

Noninterest Expense. Noninterest expense from continuing operations decreased $518,000, or 16.7%, to $2.6 million for the three months ended June 30, 2020 from $3.1 million for the three months ended June 30, 2019. Average assets from continuing operations for the quarter ended June 30, 2020 were $51.0 million, or 13.0%, larger than for the quarter ended June 30, 2019. The primary reasons for the decrease included a $344,000, or 20.9% decrease in salaries and benefits, an $85,000, or 37.6% decrease in professional fees and a $90,000, or 33.3%, decrease in other noninterest expense. The reduced salaries and benefits was primarily due to expenses related to PPP loan originations being deferred and amortized over the 24 month contractual PPP loan terms on a level yield basis.  The reduction in professional fees included decreases in legal and other professional fee expense.  The reduction in other noninterest expense was primarily due to decreased travel and entertainment expense due to Company-imposed travel restrictions due to the COVID-19 pandemic.

Provision for Income Tax. Provision for income tax expense from continuing operations was $110,000 for the three months ended June 30, 2020, representing an effective tax rate of 18.0% on pre-tax income from continuing operations. There are numerous differences between pre-tax income and actual taxable income that have an effect on the effective income tax rate for any given period. We recognized an income tax expense from continuing operations of $148,000 for the three months ended June 30, 2019 representing 22.4% of the $661,000 income from continuing operations before income taxes.

There was no benefit or expense for income taxes from discontinued operations for the three months ended June 30, 2020. We recognized a benefit for income taxes from discontinued operations of $280,000 for the three months ended June 30, 2019 representing 24.7% of the $1.1 million loss before benefit for income taxes.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and 2019

General. We had net income from continuing operations of $780,000 for the six months ended June 30, 2020, which was $120,000, or 13.3%, less than net income from continuing operations of $900,000 for the six months ended June 30, 2019. The decrease was primarily caused by an $877,000 increase in the provision for loan losses and a $222,000, or 47.0%, decrease in noninterest income, partially offset by a $314,000, or 5.2%, decrease in noninterest expense.

We had no net loss from discontinued operations, as discussed in Note 2 – Discontinued Operations, for the six months ended June 30, 2020 compared to a net loss from discontinued operations of $1.2 million for the six months ended June 30, 2019 including a $752,000 net loss on disposal of discontinued operations. We ceased mortgage banking operations in June 2019.

Interest Income. Interest income from continuing operations increased $552,000, or 5.9%, to $9.8 million for the six months ended June 30, 2020 from $9.3 million for the six months ended June 30, 2019. The increase was due to a $44.9 million, or 13.0%, increase in average interest-earning assets from continuing operations partially offset by a 34 basis point decrease in average yields. The average balance of loans, our highest yielding asset, increased $30.6 million, or 10.5%, but decreased to 82.5% of average interest-earning assets from 84.4% of average interest-earning assets. The decrease in yield on average interest earning assets was primarily due to a 25 basis point decrease in the yield on loans and a 23 basis point decrease in yields on securities. Interest income on loans increased $527,000, or 6.2%, due to a $30.6 million, or 10.5%, increase in average loan balances due to the addition of PPP loans and organic growth partially offset by a 25 basis point decrease in yield as discussed above. Interest income on securities increased $190,000, or 41.9%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to an $18.6 million, or 54.8%, increase in average securities balances partially offset by a 23 basis point decrease in yield from the lower interest rate environment.

Interest Expense.  Interest expense from continuing operations decreased $78,000, or 3.4%, to $2.2 million for the six months ended June 30, 2020 from $2.3 million for the six months ended June 30, 2019. The decrease was the result of a decrease of $141,000, or 26.0%, in interest expense on borrowings, partially offset by an increase of $64,000, or 3.6%, in interest expense on deposits.

Interest paid on checking, money market and savings accounts increased $33,000, or 3.4%, to $1.0 million for the six months ended June 30, 2020 from $976,000 for the six months ended June 30, 2019. The average rate we paid on such deposit accounts decreased 18 basis points to 1.16% for the six months ended June 30, 2020 from 1.34% for the six months ended June 30, 2019. The average balance increased $28.5 million, or 19.4%, to $175.5 million for the six months ended June 30, 2020 from 147.0 million for the six months ended June  30, 2019.

Interest on certificates of deposit increased $31,000, or 3.9%, to $828,000 for the six months ended June 30, 2020 from $797,000 for the six months ended June 30, 2019. The average rate paid on certificates of deposit increased eight basis points to 2.10% for the six months ended June 30, 2020 compared to 2.02% for the six months ended June 30, 2019 due to increases in market interest rates in the early part of 2020.

The average rates we pay on deposits is considerably higher in our Arizona market.

The average balance of borrowings – continuing operations decreased $13.2 million, or 21.8%, from the six months ended June 30, 2019 to the six months ended June 30, 2020 and the average rate paid decreased 10 basis points to 1.71% for the six months ended June 30, 2020 from 1.81% for the six months ended June 30, 2019.

Net Interest Income. Net interest income from continuing operations increased $635,000, or 9.1%, and was $7.6 million for the six months ended June 30, 2020 compared to $7.0 million for the six months ended June 30, 2019, due to a $44.9 million, or 13.0%, increase in average interest earning assets and a 21 basis point decrease in net interest rate spread to 3.56% for the six months ended June 30, 2020 from 3.77% for the six months ended June 30, 2019. Average interest earning assets yield for continuing operations decreased 34 basis points compared to a 28 basis point decrease in average interest bearing liability rates. Continuing operations average net interest-earning assets represented 129.54% of average interest bearing liabilities for the six months ended June 30, 2020, compared to 126.43% for the six months ended June 30, 2019 due to organic and PPP loan growth.

We had no net interest income from discontinued operations for the six months ended June 30, 2020 compared to $171,000 for the six months ended June 301, 2019 due to the mortgage banking business exit in June 2019. Average mortgage loans held for sale was $0 for the six months ended June 30, 2020 compared to $16.2 million for the six months ended June 30, 2019.

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

See “Asset Quality - Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we recorded provisions for loan losses of $1.0 million and $173,000 for the six months ended June 30, 2020 and 2019, respectively. In the six months ended June 30, 2020, the allowance for loan losses increased $1.1 million, reflecting $1.0 million in provisions and $4,000 in net recoveries.  The larger provision for the six months ended June 30, 2020 was primarily due to probable losses from the effects of COVID-19 and the $20.6 million loan growth excluding PPP loans.  Based upon the uncertainties related to COVID-19, the Company increased its June 30, 2020 allowance for loan losses $900,000, or 30.8% compared to the December 31, 2019 ALLL balance, and plans to continue to closely monitor the effects of the pandemic on the ability of its borrowers to repay their debt going forward.

To the best of our knowledge, at June 30, 2020 we have recorded all loan losses that are both probable and reasonable to estimate.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about the recoverability of our loan balances based upon information available to it at the time of its examination.

Noninterest Income. Noninterest income from continuing operations decreased $222,000, or 47.0%, to $251,000 for the six months ended June 30, 2020 from $473,000 for the six months ended June 30, 2019 due primarily to a $206,000 loss on disposal of fixed assets in the six months ended June 30, 2020.  There was a $3,000 gain on sale of SBA and USDA loans from continuing operations for the six months ended June 30, 2020 compared to $58,000 for the six months ended June 30, 2019. We had one SBA loan sale and $3,000 sale gain recognized directly into income in the six months ended June 30, 2020.

Due to the mortgage banking business exit in June 2019, there was no noninterest income from discontinued operations, represented by loan sales gains, for the six months ended June 30, 2020 compared to $4.8 million for the six months ended June 30, 2019. We sold $143.7 million of mortgage loans during the six months ended June 30, 2019 and realized sales gains equal to 4.2% of loans sold.

Noninterest Expense. Noninterest expense from continuing operations decreased $314,000, or 5.2%, to $5.8 million for the six months ended June 30, 2020 from $6.1 million for the six months ended June 30, 2019. Average assets from continuing operations for the six months ended June 30, 2020 were 7.9% larger than for the six months ended June 30, 2019. The decrease in noninterest expense was primarily related to lower salaries and benefits, professional fees and travel and entertainment.  The reduced salaries and benefits was primarily due to expenses related to PPP loan originations being deferred and amortized over the 24 month contractual PPP loan terms on a level yield basis. The reduction in professional fees included decreases in legal and other professional fee expense.  The reduction in other noninterest expense was primarily due to decreased travel and entertainment expense due to Company-imposed travel restrictions due to the COVID-19 pandemic.

Provision for Income Tax. Provision for income tax expense from continuing operations was $231,000 for the six months ended June 30, 2020, representing an effective tax rate of 22.8% on pre-tax income from continuing operations. There are numerous differences between pre-tax income and actual taxable income that have an effect on the effective income tax rate for any given period. Provision for income tax expense from continuing operations was $267,000 for the six months ended June 30, 2019 representing 22.97% of the $1.2 million income from continuing operations before income taxes.

There was no benefit or expense for income taxes from discontinued operations for the six months ended June 30, 2020. We recognized a benefit for income taxes from discontinued operations of $392,000 for the six months ended June 30, 2019 representing 24.7% of the $1.6 million loss before benefit for income taxes.

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

Non-Performing Loans and Non-Performing Assets The following table sets forth information regarding our nonperforming assets.

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
Nonaccrual loans
Real estate loans:
One- to four-family residential real estate	$754	$787
Commercial real estate ("CRE")	2,578	2,719
Commercial and industrial loans	-	-
Consumer and other loans	-	-
Total nonaccrual loans	3,332	3,506
Accruing loans past due 90 days or more	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	3,332	3,506
Other real estate	-	-
Total nonperforming assets	$3,332	$3,506

Ratios:
Nonperforming loans to gross loans held for investment	0.94%	1.19%
Excluding PPP loans	1.05%	1.19%
Nonperforming assets to total assets	0.73%	0.89%
Excluding PPP loans	0.79%	0.89%
Nonperforming assets to gross loans held for investment and ORE	0.94%	1.19%
Excluding PPP loans	1.05%	1.19%

Nonaccrual loan balances guaranteed by the SBA were $2.3 million, or 69.0%, and $2.3 million, or 66.0%, of the nonaccrual loan balances at June 30, 2020 and December 31, 2019, respectively.

Due to the decrease in nonaccrual loans, the nonperforming asset ratios decreased from December 31, 2019 to June 30, 2020.

Interest income that would have been recorded for the six months ended June 30, 2020, had nonaccruing loans been current according to their original terms amounted to $103,000. We recognized no interest income on nonaccrual loans and $2,000 related to troubled debt restructurings for the six months ended June 30, 2020.

As of June 30, 2020 and December 31, 2019 we had $69,000 and $71,000 in current troubled debt restructurings, respectively.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)

Balance at beginning of period	$3,397	$2,981	$2,922	$2,901
Provision for loan losses	577	85	1,049	172
Charge-offs:
One- to four-family residential real estate loans	-	-	-	(9)
Commercial real estate loans	-	-	-	-
Commercial and industrial loans	-	-	-	-
Consumer and other loans	-	-	-	-
Total charge-offs	-	-	-	(9)
Recoveries:
One- to four-family residential real estate loans	2	2	5	2
Commercial real estate loans	-	-	-	-
Commercial and industrial loans	-	-	-	2
Consumer and other loans	-	-	-	-
Total recoveries	2	2	5	4
Net (charge-offs) recoveries	2	2	5	(5)

Balance at end of period	$3,976	$3,068	$3,976	$3,068

Allowance for loan losses to nonperforming loans	119.33%	85.45%	119.33%	85.45%
Allowance for loan losses to total loans	1.13%	1.05%	1.13%	1.05%
Excluding PPP	1.26%	1.05%	1.26%	1.05%
Allowance for loan losses to total loans less acquired loans	1.13%	1.05%	1.13%	1.05%
Excluding PPP	1.26%	1.05%	1.26%	1.05%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%	0.01%	0.00%
Excluding PPP	0.00%	0.00%	0.01%	0.00%

The ratio of our allowance for loan losses to nonperforming loans increased due to a 29.6% increase in the allowance for loan losses primarily due to COVID-19 additions and a 7.2% decrease in nonperforming loans. The allowance for loan losses to total loans ratios increased because the allowance for loan losses increased 29.6% and total gross loans increased 19.7%.  In  addition, the allowance for loan losses ratios are decreased due to the $36.1 million of PPP loans in the June 30, 2020 loan balances, for which we have not provided for loan losses.

See “Additional COVID-19 Information” at the end of this "Management's Discussion and Analysis . . . " for information regarding Paycheck Protection Loans, loan modifications and SBA 7(a) loan payments.

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

We believe that we have enough sources of liquidity to satisfy our short-term liquidity needs as of June 30, 2020.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2020, cash and cash equivalents totaled $17.4 million. Available-for-sale securities, which provide additional sources of liquidity, totaled $63.6 million at June 30, 2020. In addition, at June 30, 2020, we had $75.0 million of advances outstanding from the Federal Home Loan Bank of Dallas and the ability to borrow an additional $76.9 million from the FHLB, and $9.8 million and $6.0 million through Fed Funds facilities from other correspondent banks.  In April 2020 we were approved to borrow from the Federal Reserve Bank ("FRB") through their discount window for up to $14.3 million and from their Paycheck Protection Program Liquidity Facility ("PPPLF") for up to 100% of our $36.1 million principal balance of PPP loans at 25 basis points.  Through June 30, 2020, we have not utilized either of the FRB programs.

At June 30, 2020, we had $29.7 million in loan commitments outstanding. In addition, we had $22.4 million in unused lines of credit. Time deposits due within one year of June 30, 2020 totaled $60.8 million, or 18.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2021. We believe, however, based on past experience that a significant portion of our time deposits will remain with us, either as time deposits or as other deposit products. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended June 30, 2020, we originated $97.4 million of loans held for investment, including $36.1 million in PPP loans, and zero mortgage loans held for sale, compared to $44.6 million of loans held for investment and $19.8 million of mortgage loans held for sale during the six months ended June 30, 2019. In the six months ended June 30, 2020 and 2019 we purchased $23.1 million and $3.2 million in securities, respectively. We have not purchased any whole loans in the past two years.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases of $27.0 million and $14.2 million in total deposits for the six months ended June 30, 2020 and 2019, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits so that we are competitive in our market area. Deposit growth in 2020 included PPP loan proceeds not withdrawn from the Bank through June 30, 2020.

We had $75.0 million in Federal Home Loan Bank advances at June 30, 2020, compared to $40.0 million at December 31, 2019. The $35.0 million in additional borrowings was primarily used to fund PPP loans.

Bancorp 34, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividends to stockholders, to repurchase its common stock, and for other corporate purposes. Bancorp 34, Inc.’s primary source of liquidity is dividend payments it may receive from the Bank. At June 30, 2020, Bancorp 34, Inc. (on an unconsolidated basis) had liquid assets of $1.4 million. In each of the quarters from June 2019 through June 30, 2020, the Company paid quarterly cash dividends of $0.05 per share to shareholders. Dividends paid in the six months ended June 30, 2020 totaled $316,000.  Cash used to repurchase shares in the six months ended June 30, 2020 totaled $111,000.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2020 and December 31, 2019, Bank 34 exceeded all regulatory capital requirements. Bank 34 is considered “well-capitalized” under regulatory guidelines.

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

Through June 30, 2020, Bank 34 funded 277 PPP loans with total principal balances of $36.1 million.  Bank 34 has limited PPP loans to 135% of Tier 1 Capital plus allowance for loan loss, or approximately $45.0 million using June 30, 2020 data.

Paycheck Protection Program Liquidity Facility.  The CARES Act also allocated a limited amount of funds to the FRB with a broad mandate to provide liquidity to eligible businesses, states or municipalities in light of COVID-19. On April 9, 2020, the U.S. Department of the Treasury announced several new or expanded lending programs to provide relief for businesses and governments. One of these programs was the PPPLF.  Under the PPPLF, all depository institutions that originate PPP loans are eligible to borrow on a non-recourse basis from their regional Federal Reserve Bank using SBA PPP loans as collateral. The principal amount of loans will be equal to the PPP loans pledged as collateral. There are no fees associated with these loans and the interest rate will be 35 basis points.  The maturity date of PPPLF loans will be the same as the maturity date of the PPP loans pledged as collateral. The PPPLF loan maturity date will be accelerated if the underlying PPP loan goes into default and the lender sells the PPP loan to the SBA under the SBA guarantee. The PPPLF loan maturity date also will be accelerated for any loan forgiveness reimbursement received by the lender from the SBA.

In April 2020, Bank 34 received approval to borrow from the FRB under the PPPLF program to assist in funding PPP loans, and the FRB Discount Window for short-term borrowing needs.  The FRB Discount Window lends funds to eligible institutions for short-term needs.  Through June 30, 2020, Bank 34 had not utilized either FRB program for funding.

Loan Modifications/Troubled Debt Restructurings.  Under the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Bank 34 has made that election.  Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief will not be considered TDRs.

Prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.

Bank 34 handles loan payment modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic, related economic slow-down and stay-at-home orders on our customer and their current and projected cash flows through the term of the loan.  At June 30, 2020 portfolio loans included 63 modified loans with principal balances totaling $59.2 million representing 18.7% of total non-PPP loan balances.  Payment deferral terms vary, but generally include three or six month deferrals of total payments or continuing interest-only payments over those periods.  A majority of deferrals are for three-month payment deferrals of principal and interest, with payments after deferral increased to collect amounts deferred.  Deferral periods began in April and May for most of of these loans.  It is too early to determine if these modified loans will perform in accordance with their modified terms when they go back into regular monthly payment status.

The following tables give further information regarding loan payment deferrals granted as of June 30, 2020.

Commercial Payment Deferrals by Industry as of June 30, 2020
	Loan Balance	% of Industry Total	Average Balance
	(Dollars in thousands)
CRE - Multifamily	$13,171	23%	$2,195
Hotel - Owner Managed	11,926	53%	1,491
CRE - Retail	10,524	70%	1,169
CRE - Other	6,485	50%	649
CRE - Retail Strip Center	6,311	33%	1,262
CRE - National Credit Tenant	3,645	35%	3,645
CRE - Office	2,854	14%	951
CRE - Mobile Home Park	796	3%	398
CRE - Industrial	691	8%	345
Commercial and Industrial	432	2%	108
One-to-Four Family Investment	53	0%	53
Total Deferrals	$56,888

The above includes 51 loans representing 34 relationships and 20% of our commercial portfolio.

Commercial Payment Deferrals by Deferral Type as of June 30, 2020
	Loan Balance	% of Total
	(dollars in thousands)
Interest Only	$18,951	33%
Three Month Principal and Interest	24,405	43%
Six Month Principal and Interest	13,532	24%
Total Deferrals	$56,888

Residential Mortgage Deferrals as of June 30, 2020
	Dollars	% of Portfolio	Average Balance
	(Dollars in thousands)
12 Loans	$2,334	9%	$195

SBA 7(a) Loan Payments.  As part of the CARES Act, the SBA agreed to make six months of loan payments on new SBA loans originated between March 27, 2020 and September 27, 2020 and existing current SBA loans beginning with payments due on or after March 27, 2020.  Bank 34 had $7.5 million in SBA loans at June 30, 2020 which qualify and are receiving payments from the SBA under that program.

Allowance for Loan Losses.  The Company maintains the allowance for loan losses at a level adequate to absorb all estimated inherent losses in the loan and lease portfolio. The COVID-19 pandemic has materially affected our determination of an adequate allowance for loan losses and may continue to going forward.  Based upon the uncertainties related to COVID-19, the Company increased the allowance for loan losses by $900,000, or 30.8% of the pre-COVID-19 December 31, 2019 ALLL balance, and plans to continue to closely monitor the effects of the pandemic on the ability of its borrowers to repay their debt going forward.  It is possible larger increases in the allowance for loan losses will be necessary in the future due to the COVID-19 pandemic or its after-effects.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-President and Co-Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, the Company’s management, including the Co-President and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)

On May 24, 2019, the Company adopted a second repurchase program under which it was authorized to repurchase up to 167,747 shares of its common stock, or approximately 5.0% of the Company’s outstanding shares. In May 2020 the Company completed its acquisition of the authorized shares under that program.

The Company’s repurchases of common stock for the three months ended June 30, 2020 were as follows:

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average Price	Part of Publicly	Be Purchased Yet
	Shares	Paid	Announced Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs

April 1, 2020 through April 30, 2020	---	---	---	10,705

May 1, 2020 through May 31, 2020	10,705	$10.28	10,705	0

June 1, 2020 through June 30, 2020	---	---	---	0

	10,705		10,705

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of Bancorp 34, Inc. (1)

3.2	Bylaws of Bancorp 34, Inc. (1)

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Bancorp 34, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Bancorp 34, Inc. (File No. 333-21182), originally filed with the Securities and Exchange Commission on September 3, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP 34, INC.

Date: July 27, 2020	/s/ Jill Gutierrez
Jill Gutierrez
Co-President and Co-Chief Executive Officer

Date: July 27, 2020	/s/ Jan R. Thiry
Jan R. Thiry
Executive Vice President and Chief Financial Officer