Form 10-Q
period 2023-09-30
Bancorp 34, Inc.
filed 2023-12-27
CIK 1668340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 333-273901

BANCORP 34, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	74-2819148
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8777 E. Hartford Dive, Suite 100 Scottsdale, Arizona 85255 (623) 334-6064

(Address, including zip code, and telephone number, including area code of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐      No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

The number of shares outstanding of the issuer’s voting common stock at December 27, 2023, was 3,873,895, and the number of outstanding shares of the issuer’s non-voting common stock at December 27, 2023, was 820,115.

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical or current fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “plan,” “predict,” “project,” “forecast,” “guidance,” “goal,” “objective,” “prospects,” “possible” or “potential,” by future conditional verbs such as “assume,” “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements include, but are not limited to, statements related to our proposed merger with CBOA Financial, Inc. (“CBOA”), including the expected timing to close the merger, our belief that sources of available liquidity are adequate to meet our current and expected liquidity needs, our plans to meet future cash needs through the generation of deposits, our expectations that many of our unfunded commitments will expire without being drawn, and statements regarding our business plan and strategies. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, are difficult to predict and are generally beyond our control.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	the failure to obtain and maintain the necessary regulatory approvals for the merger (the “merger”) of CBOA with and into Bancorp 34, Inc. (“Bancorp 34”) when expected or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction);
•	the failure of Bancorp 34 or CBOA to obtain the requisite shareholder approval, or the failure of either party to satisfy any of the other closing conditions to the merger on a timely basis or at all;
•	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement;
•	the possibility that the anticipated benefits of the merger, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where Bancorp 34 and CBOA do business or as a result of other unexpected factors or events;
•	the impact of purchase accounting with respect to the merger, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
•	diversion of management’s attention from ongoing business operations and opportunities;
•	potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the merger;
•	the integration of the business and operations of CBOA, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to CBOA’s existing business;
•	challenges retaining or hiring key personnel;
•	business disruptions resulting from or following the merger;
•	delay in closing the merger and the bank merger;
•	the outcome of pending or threatened litigation or of matters before regulatory agencies, whether currently existing or commencing in the future, including litigation related to the merger;
•	increased capital requirements, other regulatory requirements or enhanced regulatory supervision;
•	the inability to sustain revenue and earnings growth;
•	the inability to efficiently manage operating expenses;
•	changes in interest rates and capital markets;
•	changes in asset quality and credit risk;
•	changes in deposit costs and liquidity risk;
•	adverse changes in economic conditions;
•	capital management activities;
•	customer borrowing, repayment, investment and deposit practices;
•	the impact, extent and timing of technological changes;
•	changes in legislation, regulation, policies or administrative practices, whether by judicial, governmental or legislative action, including, but not limited to, the Coronavirus Aid, Relief, and Economic Security Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which we refer to as the Dodd-Frank Act, and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection and insurance, and the ability to comply with such changes in a timely manner;
2

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
•	changes in interest rates, which may affect Bancorp 34’s and CBOA’s net income and other future cash flows, or the market value of Bancorp 34’s or CBOA’s assets, including its investment securities;
•	changes in accounting principles, policies, practices or guidelines;
•	the potential impact of announcement or consummation of the merger on relationships with third parties, including customers, vendors, employees and competitors;
•	failure to attract new customers and retain existing customers in the manner anticipated;
•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan or other systems;
•	the adverse effects of events beyond each party’s control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in each party’s customers’ supply chains or disruption in transportation; and
•	other actions of the Federal Reserve and legislative and regulatory actions and reforms.

We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on any forward-looking statements. You should also consider any risks, assumptions and uncertainties set forth in the “Risk Factors” section of this Form 10-Q and in our Registration Statement on Form S-4/A (File No. 333-273901) filed with the SEC on November 13, 2023 (the “S-4 Registration Statement”). Further, any forward-looking statement speaks only as of the date on which it is made and we do not intend to and disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in Thousands)

September 30, 2023, and December 31, 2022

	Unaudited
	2023	2022
ASSETS
Cash and due from banks	$12,898	$16,112
Fed funds sold	1,640	835
Total cash and cash equivalents	14,538	16,947

Available-for-sale securities, at fair value	53,362	58,582

Held-to-maturity securities, at amortized cost, net of allowance for credit losses	5,765	5,832

Loans held for investment	480,216	463,360
Allowance for credit losses	(8,391)	(4,778)

Loans held for investment, net	471,825	458,582

Premises and equipment, net	7,758	8,077
Operating lease right-of-use assets	1,883	2,067
Other investments	2,915	1,277
Accrued interest receivable	1,489	1,505
Deferred income tax asset, net	5,249	4,924
Bank owned life insurance	11,781	11,598
Prepaid and other assets	4,303	4,949
Total assets	$580,868	$574,340

4

Consolidated Balance Sheets (Continued)

(Dollars in Thousands, Except Share Data)

September 30, 2023, and December 31, 2022

LIABILITIES AND STOCKHOLDERS’ EQUITY
	Unaudited
	2023	2022
LIABILITIES
Deposits
Demand deposits	$92,377	$102,699
Savings and NOW deposits	246,739	311,395
Time deposits	129,275	73,493
Total deposits	468,391	487,587

Federal Home Loan Bank advances	18,000	5,000
Subordinate debt, net of issuance costs	24,581	24,531
Escrows	229	179
Operating lease liabilities	2,076	2,153
Accrued interest and other liabilities	7,189	5,652
Total liabilities	520,466	525,102

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value Authorized: 50,000,000 shares Issued and outstanding: 0 and 521,849 on September 30, 2023, and December 31, 2022, respectively	—	5
Common stock, $0.01 par value Authorized: 100,000,000 shares, including 1,100,000 shares of non-voting common stock
Voting common stock, $0.01 par value Issued and outstanding: 3,874,695 and 3,032,606 on September 30, 2023, and December 31, 2022, respectively	39	30
Non-voting common stock, $0.01 par value Issued and outstanding: 820,115 and 0 on September 30, 2023, and December 31, 2022, respectively	8	—
Additional paid-in capital	43,240	28,369
Retained earnings	25,976	29,013
Accumulated other comprehensive loss	(7,500)	(6,773)
Unearned Employee Stock Ownership Plan (ESOP) share	(1,361)	(1,406)
Total stockholders’ equity	60,402	49,238

Total liabilities and stockholders’ equity	$580,868	$574,340
5

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Three and nine months ended September 30, 2023, and 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$6,631	$5,573	$19,082	$16,092
Interest on securities	395	418	1,218	1,231
Interest on other interest-earning assets	146	71	420	112

Total interest income	7,172	6,062	20,720	17,435

Interest expense
Interest on deposits	2,994	944	7,813	1,758
Interest on borrowings	474	554	1,316	1,261

Total interest expense	3,468	1,498	9,129	3,019

Net interest income	3,704	4,564	11,591	14,416
Provision for credit losses	3,146	125	3,280	780

Net interest income after provision for credit losses	558	4,439	8,311	13,636

NON-INTEREST INCOME
Service charges and fees	106	119	328	284
Gain on sale of loans	17	—	83	—
Bank owned life insurance	63	61	183	180
Other	(22)	(38)	(65)	(78)

Total non-interest income	164	142	529	386

NON-INTEREST EXPENSE
Salaries and employee benefits	1,488	1,879	5,144	5,562
Occupancy	293	310	843	939
Data processing fees	622	562	1,908	1,592
FDIC and other insurance expense	70	95	224	327
Professional fees	153	93	486	238
Merger Costs	529	—	1,333	—
Advertising	4	22	31	75
Other	441	295	1,023	965

Total non-interest expense	3,600	3,256	10,992	9,698

Income (loss) before provision for income taxes	(2,878)	1,325	(2,152)	4,324
Provision for (benefit from) income taxes	(603)	321	(426)	1,052

Net income (loss)	(2,275)	1,004	(1,726)	3,272
Other comprehensive loss

Other comprehensive loss	(1,423)	(3,145)	(906)	(9,385)
Tax effect of other comprehensive loss	354	800	179	2,069

Other comprehensive loss, net of tax	(1,069)	(2,345)	(727)	(7,316)

Comprehensive loss	$(3,344)	$(1,341)	$(2,453)	$(4,044)

Earnings per common share - Basic	$(0.52)	$0.42	$(0.48)	$1.38

Earnings per common share - Diluted	$(0.52)	$0.42	$(0.48)	$1.37

6

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars in Thousands, Except Number of Shares)

Three Months Ended September 30, 2023, and 2022

	Shares								Balances
	Voting Common Shares	Non-voting Common Shares	Series A Preferred Shares	Voting Common Stock	Non-voting Common Stock		Series A Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total
BALANCE, JUNE 30, 2022	2,525,198	—	—	$25		$—		$—	$14,746	$30,300	$(5,891)	$(1,436)	$37,744

Net income	—	—	—	—		—		—	—	1,004	—	—	1,004
Other comprehensive loss AFS securities	—	—	—	—		—		—	—	—	(2,345)	—	(2,345)
Amortization of equity awards	—	—	—	—		—		—	53	—	—	15	68
Dividends	—	—	—	—		—		—	—	(175)	—	—	(175)

BALANCE, SEPTEMBER 30, 2022	2,525,198	—	—	$25	$		$		$14,799	$31,129	$(8,236)	$(1,421)	$36,296

BALANCE, JUNE 30, 2023	3,875,945	—	820,115	$39	$			$8	$43,249	$28,251	$(6,431)	$(1,376)	$63,740

Net loss	—	—	—	—		—		—	—	(2,275)	—	—	(2,275)
Other comprehensive loss on AFS securities	—	—	—	—		—		—	—	—	(1,069)	—	(1,069)
Restricted stock forfeiture	(1,250)	—	—	—		—		—	(9)	—	—	—	(9)
Amortization of equity awards	—	—	—	—		—		—	—	—	—	15	15
Conversion of Series A preferred stock to non voting common stock	—	820,115	(820,115)	—		8		(8)	—	—	—	—	—

BALANCE, SEPTEMBER 30, 2023	3,874,695	820,115	—	$39		$8		$—	$43,240	$25,976	$(7,500)	$(1,361)	$60,402
7

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars in Thousands, Except Number of Shares)

Nine Months Ended September 30, 2023, and 2022

	Shares						Balances
	Voting Common Shares	Non-voting Common Shares	Series A Preferred Shares	Voting Common Stock	Non-voting Common Stock		Series A Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total
BALANCE, DECEMBER 31, 2021	2,523,398	—	—	$25		$—		$—	$14,647	$28,383	$(920)	$(1,465)	$40,670

Net income	—	—	—	—		—		—	—	3,272	—	—	3,272
Other comprehensive loss on AFS securities	—	—	—	—		—		—	—	—	(7,316)	—	(7,316)
Restricted stock award	9,500	—	—	—		—		—	—	—	—	—	—
Restricted stock forfeiture	(3,439)	—	—	—		—		—	—	—	—	—	—
Amortization of equity awards	—	—	—	—		—		—	230	—	—	44	274
Share repurchase	(5,297)	—	—	—		—		—	(78)	—	—	—	(78)
Stock option exercise	1,036	—	—	—		—		—	—	—	—	—	—
Dividends	—	—	—	—		—		—	—	(526)	—	—	(526)

BALANCE, SEPTEMBER 30, 2022	2,525,198	—	—	$25	$		$		$14,799	$31,129	$(8,236)	$(1,421)	$36,296

BALANCE, January 1, 2023	3,032,606	—	521,849	$30		$—		$5	$28,369	$29,013	$(6,773)	$(1,406)	$49,238
Cumulative adjustment for day one adoption of ASU 2016-13, net of tax	—	—	—	—		—		—	—	(654)	—	—	(654)
BALANCE, January 1, 2023 (as adjusted for the adoption of ASU 2016-13)	3,032,606	—	521,849	$30		$—		$5	$28,369	$28,358	$(6,773)	$(1,406)	$48,583

Net loss	—	—	—	—		—		—	—	(1,726)	—	—	(1,726)
Other comprehensive loss on AFS securities	—	—	—	—		—		—	—	—	(727)	—	(727)
Restricted stock award	10,250	—	—	—		—		—	—	—	—	—	—
Restricted stock forfeiture	(1,250)	—	—	—		—		—	(9)	—	—	—	(9)
Amortization of equity awards	—	—	—	—		—		—	60	—	—	45	105
Share repurchase	(15,000)	—	—	—		—		—	(210)	—	—	—	(210)
Issuance of common stock, net of cost	848,089	—	—	9		—		—	10,857	—	—	—	10,866
Issuance of Series A preferred stock, net of cost	—	—	298,266	—		—		3	4,173	—	—	—	4,176
Conversion of Series A preferred stock to non voting common stock	—	820,115	(820,115)	—		8		(8)	—	—	—	—	—
Dividends	—	—	—	—		—		—	—	(656)	—	—	(656)

BALANCE, SEPTEMBER 30, 2023	3,874,695	820,115	—	$39		$8		$—	$43,240	$25,976	$(7,500)	$(1,361)	$60,402
8

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,726)	$3,272
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	419	360
Stock dividends on other investments	(32)	(21)
Amortization of premiums and discounts on securities, net	200	285
Amortization of equity awards	105	274
Origination of loans held for sale	(924)	—
Gain on sale of loans	(83)	—
Proceeds from sale of loans	1,007	—
Provision for credit losses	3,280	780
Fixed asset impairment	—	17
Net appreciation on bank-owned life insurance	(183)	(180)
Deferred income tax expense (benefit)	1	—
Changes in operating assets and liabilities
Accrued interest receivable	16	(10)
Prepaid and other assets	695	(1,100)
Accrued interest and other liabilities	1,529	(395)

Net cash from operating activities	4,304	3,282

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from calls, sales, or principal payments on available-for-sale securities	4,136	6,313
Purchases of available-for-sale securities	—	(8,060)
Purchases of held-to-maturity securities	—	(500)
Net (purchase) redemptions of other investments	(1,606)	(1,962)
Net change in loans held for investment	(17,173)	(49,031)
Purchases of premises and equipment	(100)	(418)

Net cash used in investing activities	(14,743)	(53,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(19,196)	28,859
Net change in escrows	50	58
Proceeds from Federal Home Loan Bank advances	242,398	711,500
Repayments of Federal Home Loan Bank advances	(229,398)	(693,500)
Common stock repurchases	(210)	(78)
Common stock issuance, net	10,866	—
Preferred stock issuance, net	4,176	—
Payment of dividends	(656)	(526)

Net cash from financing activities	8,030	46,313

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,409)	(4,063)
CASH AND CASH EQUIVALENTS, beginning of period	16,947	15,501

CASH AND CASH EQUIVALENTS, end of period	$14,538	$11,438

SUPPLEMENTAL DISCLOSURES
Interest on deposits and borrowings paid	$8,867	$2,940
Income taxes paid (refunds received)	$124	$1,219

Bancorp 34, Inc.

Notes to Consolidated Financial Statements

Note 1 – Nature of Operations and Significant Accounting Policies

Bancorp 34, Inc. (“Bancorp 34” or the “Company”) is a Maryland corporation organized in 2016 to be the successor to Alamogordo Financial Corp (“AFC”), a savings and loan holding company, upon completion of the October 2016 second-step conversion of Bank 34 (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. Bancorp 34 owns 100% of the Bank. The Bank provides a variety of banking services to individuals and businesses through its full-service branch in Scottsdale, Arizona as well as branches in Alamogordo and Las Cruces, New Mexico.

Basis of presentation – The accompanying interim consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP) and have not been audited. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements that are contained in its Registration Statement on Form S-4/A (file No. 333-273901) filed with the Securities and Exchange Commission on November 13, 2023.

Basis of consolidation – The consolidated financial statements include the accounts of Bancorp 34 and the Bank. All significant intercompany accounts and transactions have been eliminated.

Reclassifications – Certain reclassifications have been made to prior period’s financial information to conform to the current period presentation. Reclassifications had no effect on Equity or Net Income.

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

Significant estimates include, but are not limited to, allowance for loan losses and fair value of investment securities. All the investment securities held by the Company are categorized as level two investments and are measured on a recurring basis. The Company holds collateral dependent loans that are categorized as level three investments and are value on a nonrecurring basis using unobservable inputs further described in Note 15.

Subsequent events – Subsequent events have been evaluated through the date the consolidated financial statements were issued.

Cash and cash equivalents – Cash and cash equivalents include cash, due from banks, and federal funds sold. Generally, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. In monitoring credit risk associated with deposits in other banks, the Bank periodically evaluates the stability of the correspondent financial institutions. Banks may be required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. No reserves were required at September 30, 2023, and December 31, 2022.

Securities – If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity and carried at amortized historical cost less the allowance for credit losses. Securities to be held for an undeterminable period of time and not intended to be held until maturity are classified as available-for-sale and carried at fair value, with unrealized gains and losses reported in other comprehensive income or loss, net of tax. Securities classified as available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk, and other factors. Management determines the appropriate classification of securities at the time of purchase but may reassess the classification.

Net purchase premiums and discounts on securities are recognized in interest income using the level yield method over the estimated life of the security. Premiums are amortized to the earliest call date. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Securities are written down to fair value and reflected as a gain or loss.

Loans held for sale – Loans held for sale includes one- to four-family residential real estate loans, and periodically, a portion of Small Business Administration (“SBA”) or United States Department of Agriculture (USDA) loans the Bank intends to sell. They are carried at fair value. Gains and losses on the sale of mortgage loans are recognized upon sale and are determined by the difference between the sales proceeds and carrying value of the loans. Net unrealized losses, if any, are recorded as a valuation allowance and charged to operations. There were no loans held for sale at September 30, 2023, and December 31, 2022.

Loans held for investment, net – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs and net of any deferred fees or costs. Loans are considered past due or delinquent based on the contractual terms in the loan agreement and how recently repayments have been received. Interest income is recognized based upon principal amounts outstanding. The accrual of interest is discontinued at the time the loan is 90 days past due or when, in the opinion of management, there is doubt about the ability of the borrower to pay interest or principal, unless the credit is well secured and in process of collection. Interest previously accrued but uncollected on such loans is reversed and charged against current income. Subsequent interest collected on such loans is credited to loan principal if, in the opinion of management, collectability of principal is doubtful; otherwise, the interest collected is recognized as income and resumption of interest accruals may occur. Loans are charged-off as uncollectible when, in the opinion of management, collectability of principal is improbable. If payment is received on a nonaccrual loan, generally the payment is first applied to the remaining principal balance. Payments are then applied to recover any charged-off amounts related to the loan. Finally, if both the principal balance and any charge-offs have been recovered, then the payment will be recorded as fee and interest income. Personal loans are typically charged off when no later than 180 days past due.

Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The allowance for credit losses (ACL) is maintained at a level which, in management’s judgment, is adequate to absorb expected credit losses inherent in the loan portfolio. Under the recently adopted ASC 326 methodology, management estimates the allowance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Industry historical credit loss experience is a significant input for the estimation of expected credit losses. Additionally, management’s assessment involves evaluating key factors, which include credit and macroeconomic indicators, such as changes in economic growth levels, unemployment rates, property values, and other relevant factors, to account for current and forecasted market conditions that are likely to cause estimated credit losses over the life of the loans to differ from historical credit losses. Expected credit losses are generally estimated over the contractual term of the loans, adjusted by prepayments when appropriate. Because of uncertainties associated with forecasting economic conditions, collateral values, and future cash flows, it is reasonably possible that management’s estimate of expected credit losses within the loan portfolio and the related allowance may change materially. See the recently adopted accounting standards section located within this footnote for additional information.

Prior to the adoption of ASC 326 methodology, the allowance consisted of probably credit losses inherent in the loan portfolio. Allowances for impaired loans were generally determined based on collateral values or the present value of estimated cash flows and made up the specific reserve component of the reserve. The general component of the allowance covered non-impaired loans and had a quantitative component (historical loss) and a qualitative component (current risk factors). The qualitative risk factors included consideration of the following: changes in lending policies and underwriting standards; changes in economic conditions; changes in nature and volume of loans; changes in the depth of lending staff; changes in the volume and severity of past due, non-accrual and adversely classified loans; changes in the levels and trends of charge offs and recoveries; changes in the quality of the loan review system; changes in concentrations of credit; and, the effects of other external factors such as competition and legal and regulatory requirements. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

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

Leases – Leases are classified as operating or finance leases at the lease commencement date. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

Other investments – The Bank has investments in The Independent Bankers Bank (TIB), Pacific Coast Bankers’ Bancshares (PCBB) and the Federal Home Loan Bank (FHLB) of Dallas. The Bank is a member of FHLB system. The Bank is required to maintain minimum levels of FHLB stock-based on various factors, including the amount of borrowings outstanding, mortgage assets, and the Bank’s total assets. Financial institution stock is carried at cost, is classified as a restricted security, and is periodically evaluated for impairment based on ultimate recovery. The carrying value of financial institution stocks at September 30, 2023, and December 31, 2022, was $2,005,000 and $962,000, respectively. Cash and stock dividends are recorded in Other Income in the Consolidated Statement of Comprehensive Income.

The Company invested in the Castle Creek Launchpad Fund I, LP in April 2022. The Company has committed to fund up to $2 million over a 4-year funding period. As of September 30, 2023, the investment totals $910,000 compared to $315,000 as of December 31, 2022. Given that the fund has limited seasoning from a time and investment dollar perspective, the investment in the fund is being carried at cost.

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

Other real estate owned – Other real estate owned is comprised of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Generally these properties are initially recorded at fair value, less estimated cost to sell at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management; other real estate owned is carried at the lower of the carrying amount or fair value, less the estimated cost to sell. Expenses, gains and losses on disposition, and reductions in carrying value are reported as non-interest expense. There was no other real estate owned as of September 30, 2023, and December 31, 2022.

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

Financial Instruments with off-balance-sheet risk – In the ordinary course of business, the Bank enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in The Consolidated Financial Statements when they are funded or related fees are incurred or received. The credit risk associated with these instruments is generally evaluated using the same methodology as for loans held for investment.

Advertising cost – The Bank conducts direct and non-direct response advertising and purchases prospective customer lists from various sources. These costs are expensed as incurred. Advertising costs from continuing operations are not material.

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

Other stock-based compensation – The Company has stock-based compensation plans which provide for the award of various benefits to Directors and employees, including restricted stock and options to purchase stock. Each restricted stock award is separated into vesting tranches and compensation expense is recognized based on the fair value at the date of grant for each tranche on a straight-line basis over the vesting period reduced for estimated forfeitures. Cash dividends on unvested restricted shares are charged to compensation expense. The fair value of stock option awards granted is estimated using the Black-Scholes-Merton option pricing model using inputs including the option exercise price and risk-free rate of return, and assumptions for expected dividend yield, expected stock price volatility and the expected life of the awards. The closing market price of the Company’s stock on the date of grant is the exercise price for the stock options and the estimated fair value of the restricted stock awards. Expense is recognized over the required service period, defined as the vesting period. For awards with graded vesting, expense is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s accounting policy is to recognize expense net of actual forfeitures.

Employee retention credit – The Company qualified for identified refunds based upon federal laws that allow an eligible employer to obtain a refundable employment tax credit under Section 2301 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), as amended by Taxpayer Certainty and Disaster Tax Relief Act of 2020 (Relief Act), enacted December 27, 2020, the American Rescue Plan Act of 2021 (ARP Act), enacted March 11, 2021, and the Infrastructure Investment and Jobs Act (Infrastructure Act), enacted November 15, 2021, if they experienced a significant decline in gross receipts or more than a nominal portion of its business operations are impacted by a governmental order. The Company recorded a net benefit of $547,000 which offset salary and benefit expenses in 2022. An additional $254,000 is held as deferred income and included in the Accrued interest and other liabilities section of the balance sheet, given its uncertain nature and will be held as such until the five-year statute of limitations has elapsed.

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

Comprehensive income (loss) – Comprehensive income (loss) consists solely of unrealized gains and losses on securities available-for-sale (net of taxes).

Earnings per common share – Basic earnings per common share is net income divided by the weighted-average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Maryland corporate law does not provide for treasury shares; therefore, shares repurchased are removed from issued and outstanding immediately and would not be considered outstanding. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Earnings per share are restated for all stock splits and stock dividends through the date of issuance of the consolidated financial statements. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period.

Recently adopted accounting pronouncements - The following reflects recent accounting pronouncements that were adopted by the Company since the end of the Company’s fiscal year ended December 31, 2022.

On January 1, 2023, we adopted ASC 326. The FASB issued ASC 326 (also known as CECL, for Current Expected Credit Losses) to replace the incurred loss model for loans and other financial assets with an expected loss model that requires consideration of a wider range of reasonable and supportable information to determine credit losses. In accordance with ASC 326, we have developed an Allowance for Credit Loss (ACL) methodology effective January 1, 2023, which replaces its previous allowance for loan losses methodology. The ACL is a valuation account that is deducted from loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Upon adoption, we recorded an increase to the ACL on loans held-for-investment of $604,000, established an ACL on unfunded commitments of $164,000, established an ACL on held-to-maturity investments of $38,000, recorded an increase to deferred tax assets of $152,000, and a corresponding one-time cumulative reduction to retained earnings, net of tax, of $654,000 in the consolidated balance sheet as of January 1, 2023.

Allowance for credit losses - loans: The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL excludes loans held-for-sale and loans accounted for under the fair value option. The Company elected to not measure an ACL for accrued interest receivables, as we write off applicable accrued interest receivable balances in a timely manner when a loan is placed on non-accrual status, in which any accrued but uncollected interest is reversed from current income. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. An industry index is used in the model to provide historical credit loss experience and provides the basis for the estimation of expected credit losses. The Company identified and grouped portfolio segments based on risk characteristics and underlying collateral.

The ACL for pooled loans is estimated using a non-discounted cash flow methodology. The bank then applies probability of default and loss given default to the cash flow methodology to calculate expected losses within the model. This allows the bank to identify the timing of default as compared to when the actual loss event may occur. The results are then aggregated to produce segment level results and reserve requirements for each segment. The quantitative model also incorporates forward-looking macroeconomic information over a reasonable and supportable period of twelve months with a reversion to historical losses occurring on straight line basis over the next 12 months.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the pooled loan evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Qualitative adjustments to historical loss data are made based on management’s assessment of the risks that may lead to a future loan loss or differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, changes in environmental and economic conditions, or other relevant factors.

Allowance for credit losses - held-to-maturity securities: Held-to maturity securities are carried at amortized cost net of ACL when management has the positive intent and ability to hold them to maturity. The Company’s held-to maturity portfolio consists solely of bank subordinated debt. Management measures expected credit losses on held-to-maturity debt securities on an individual basis. When accrued interest is reversed or charged-off in a timely manner, the CECL standard provides a practical expedient to exclude accrued interest from ACL measurement. The Company considers it’s nonaccrual and charge-off policies to be timely for all investments securities, as such, accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Allowance for credit losses - off-balance sheet credit exposures: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the Provision for credit losses and is recorded in Other liabilities. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The probability of funding is based on historical utilization statistics for unfunded loan commitments that are not unconditionally cancelable by the Company. The loss rates used are calculated using the same assumptions as the associated funded balance.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326); Troubled Debt Restructurings (“TDR”) and Vintage Disclosures. This ASU was effective for the Company on January 1, 2023. The amendments eliminate the TDR recognition and measurement guidance and instead require an entity to evaluate whether the modification represents a new loan or a continuation of an existing loan (consistent with accounting for other modifications). The amendments also enhance existing disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The Company adopted ASU 2022-02 on January 1, 2023. Refer to Note 3 - Loans and Allowance for Credit Losses for additional information on the required disclosures.

Business Combination – On April 26, 2023, the Company and CBOA Financial, Inc. (“CBOA”) entered into an Agreement and Plan of Merger that provides for the merger of CBOA with and into the Company, with the Company as the surviving entity (the “merger”). The parties amended the merger agreement on December 21, 2023. If the merger is completed, each share of CBOA common stock will be converted into the right to receive 0.2628 shares of Company common stock plus cash in lieu of any fractional shares. Completion of the merger, among other things, is subject to the requisite approval of the appropriate regulatory bodies and the Comapny’s stockholders and CBOA’s shareholders, and if approved is expected to close in the first quarter of 2024. At September 30, 2023, CBOA had total assets of $412 million, total liabilities of $382 million, and total stockholders’ equity of $30 million.

Note 2 – Securities

Available-for-sale and held-to-maturity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of such securities and their approximate fair values were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale, September 30, 2023
Mortgage-backed securities	$36,044	$—	$(5,952)	$30,092
U.S. Treasuries	3,073	—	(369)	2,704
U.S. government agencies	304	—	(23)	281
Municipal obligations	22,941	—	(3,472)	19,469
Corporate debt	1,000	—	(184)	816

Total	$63,362	$—	$(10,000)	$53,362

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity, September 30, 2023
Corporate debt	$5,808	$—	$(785)	$5,023

Total	$5,808	$—	$(785)	$5,023

Allowance for Credit Losses	$(43)
Net carrying value of HTM securities	$5,765

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale, December 31, 2022
Mortgage-backed securities	$39,709	$—	$(5,177)	$34,532
U.S. Treasuries	3,083	—	(366)	2,717
U.S. government agencies	396	—	(26)	370
Municipal obligations	23,500	—	(3,349)	20,151
Corporate debt	1,000	—	(188)	812

Total	$67,688	$—	$(9,106)	$58,582

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity, December 31, 2022
Corporate debt	$5,832	$9	$(409)	$5,432

Total	$5,832	$9	$(409)	$5,432

Securities with unrealized losses as of September 30, 2023, and December 31, 2022., that have not been recognized in income are as follows (dollars in thousands):

	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Available-for-sale, September 30, 2023
Mortgage-backed securities	$326	$(45)	$29,766	$(5,907)	$30,092	$(5,952)
U.S. Treasuries	—	—	2,704	(369)	2,704	(369)
U.S. government agencies	—	—	281	(23)	281	(23)
Municipal obligations	—	—	19,469	(3,472)	19,469	(3,472)
Corporate debt	—	—	816	(184)	816	(184)

Total temporarily impaired	$326	$(45)	$53,036	$(9,955)	$53,362	$(10,000)

Held to Maturity September 30, 2023
Corporate debt	$878	$(122)	$4,145	$(663)	5,023	(785)
Total temporarily impaired	$878	$(122)	$4,145	$(663)	5,023	(785)

	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Available-for-sale, December 31, 2022
Mortgage-backed securities	$21,377	$(2,080)	$13,155	$(3,097)	$34,532	$(5,177)
U.S. Treasuries	—	—	2,717	(366)	2,717	(366)
U.S. government agencies	171	(10)	199	(16)	370	(26)
Municipal obligations	12,547	(1,698)	7,104	(1,651)	19,651	(3,349)
Corporate debt	—	—	812	(188)	812	(188)

Total temporarily impaired	$34,095	$(3,788)	$23,987	$(5,318)	$58,082	$(9,106)

Held to Maturity December 31, 2022
Corporate debt	$2,615	$(202)	$1,793	$(207)	4,408	(409)
Total temporarily impaired	$2,615	$(202)	$1,793	$(207)	4,408	(409)

Unrealized losses have not been recognized through the income statement, as management believes the issuers are of sound credit quality, management has no intent to sell the securities, the Company can hold the securities to maturity, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity date. There were 111 and 109 securities in an unrealized loss position at September 30, 2023, and December 31, 2022, respectively. Of the securities in an unrealized loss position as of September 30, 2023, approximately 42% were backed by a government agency.

The were no sales of securities for the nine months ended September 30, 2023, and for the year ended December 31, 2022.

As of September 30, 2023, the amortized cost and estimated fair value of the debt securities portfolio are shown by contractual maturity dates (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value	Average Yield
Available-for-sale
Due in one year or less	$806	$785	2.11%
Due from one to five years	8,841	7,809	1.73%
Due from five to ten years	17,671	14,676	2.30%
Due after ten years	—	—	—
Mortgage-backed securities	36,044	30,092	2.00%
Total	$63,362	$53,362	2.23%

	Amortized Cost	Fair Value	Average Yield
Held-to-maturity
Due in one year or less	—	—	—
Due from one to five years	—	—	—
Due from five to ten years	$5,808	$5,023	4.27%
Due after ten years	—	—	—

Total	$5,808	$5,023	4.27%

Securities pledged as of September 30, 2023, and December 31, 2022, had a carrying amount of $19,777,000 and $8,193,000, respectively.

The Company had no investment in securities of issuers outside of the United States as of September 30, 2023, and December 31, 2022.

Allowance for Credit Losses for HTM Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The held-to-maturity investment portfolio consists solely of bank subordinated debt. Accrued interest receivable on held-to-maturity debt securities totaled $83,000 at September 30, 2023, and is excluded from the estimate of credit losses. Refer to Note 1 – Nature of Operations and Significant Accounting Policies for additional information on the Company’s methodology on estimating credit losses.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the three and nine months ended September 30, 2023 (dollars in thousands):

For 3 months ended September 30, 2023	Corporate Bonds
Allowance for credit losses:
Beginning balance	$41
Provision for credit losses	2
Securities charged -off (recoveries)	—
Total ending allowance balance	43

For 9 months ended September 30, 2023	Corporate Bonds
Allowance for credit losses:
Beginning balance	$—
Impact of ASU 2016-13 adoption	38
Provision for credit losses	5
Securities charged -off (recoveries)	—
Total ending allowance balance	43

The Company monitors the credit quality of held-to-maturity securities on a quarterly basis. As of September 30, 2023, there were no held-to-maturity securities past due or on non-accrual.

Note 3 – Loans and Allowance for Credit Losses

On January 1, 2023, the Company adopted the new CECL standard, ASU 2016-13, using the modified retrospective method for all financial assets measured at amortized cost. For comparability, the Company has adjusted certain prior period loan amounts to conform to the current presentation of segmentation under CECL. Refer to Note 1 - Nature of Operations and Significant Accounting Policies for additional information related to the Company’s methodology for estimating the allowance for credit losses.

The following presents a summary of the Company’s loans at amortized cost as of the dates noted (dollars in thousands):

	September 30,	December 31,
	2023	2022
1-4 Family residential real estate	$63,639	$63,176
Commercial	50,579	48,567
Consumer and other	1,021	1,048
Construction	39,152	43,664
Non-Owner Occupied (NOO) CRE	186,366	185,699
Owner Occupied (OO) CRE	83,144	61,375
Multifamily	57,700	61,201

Gross loans	481,601	464,730

Deferred loan fees	(1,385)	(1,370)

Loans held for investment	480,216	463,360

Less: allowance for credit losses	(8,391)	(4,778)

Loans, net	$471,825	$458,582

Allowance for Credit Losses on Loans

Beginning January 1, 2023, the allowance for credit losses for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at September 30, 2023, and December 31, 2022, was $1.1 million and $1.2 million, respectively, presented in Accrued interest receivable on the Condensed Consolidated Balance Sheets. Refer to Note 1 - Nature of Operations and Significant Accounting Policies for additional information related to the Company’s methodology on estimated credit losses.

Allocation of a portion of the allowance for credit losses to one category of loans does not preclude its availability to absorb losses in other categories. The following table presents the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2023 and September 30, 2022 (dollars in thousands):

	1-4 Family				NOO	OO
	Residential		Consumer		Commercial	Commercial
	Real Estate	Commercial	and Other	Construction	Real Estate	Real Estate	Multifamily	Total
Changes in allowance for credit losses for the three months ended September 30, 2023
Beginning balance	$452	$476	$7	$745	$2,043	$926	$571	$5,220
Provision (credit) for loan losses	34	213	—	(167)	2,880	216	(1)	3,175
Loans charged off	—	(6)	—	—	—	—	—	(6)
Recoveries	2	—	—	—	—	—	—	2
Balance on September 30, 2023	$488	$683	$7	$578	$4,923	$1,142	$570	$8,391

	1-4 Family				NOO	OO
	Residential		Consumer		Commercial	Commercial
	Real Estate	Commercial	and Other	Construction	Real Estate	Real Estate	Multifamily	Total
Changes in allowance for credit losses for the nine months ended September 30, 2023
Beginning balance	$454	$1,382	$56	$222	$1,680	$555	$429	$4,778
Impact of adopting of ASU 2016-13	(33)	(307)	(50)	441	271	142	140	604
Provision (credit) for loan losses	62	(71)	1	(85)	2,972	445	1	3,325
Loans charged off	—	(321)	—	—	—	—	—	(321)
Recoveries	5	—	—	—	—	—	—	5
Balance on September 30, 2023	$488	$683	$7	$578	$4,923	$1,142	$570	$8,391

Allowance for credit losses - September 30, 2023
Ending balance individually evaluated	$—	$259	$—	$—	$2,984	$—	$—	$3,243
Ending balance collectively evaluated	488	424	7	578	1,939	1,142	570	5,148

Total	$488	$683	$7	$578	$4,923	$1,142	$570	$8,391

Gross loans - September 30, 2023
Ending balance individually evaluated	$345	$2,097	$—	$22	$6,500	$—	$963	$9,927
Ending balance collectively evaluated	63,294	48,482	1,021	39,130	179,866	83,144	56,737	471,674

Total	$63,639	$50,579	$1,021	$39,152	$186,366	$83,144	$57,700	$481,601
20

	1-4 Family				NOO	OO
	Residential		Consumer		Commercial	Commercial
	Real Estate	Commercial	and Other	Construction	Real Estate	Real Estate	Multifamily	Total

Changes in allowance for loan losses for the three months ended September 30, 2022
Beginning balance	$602	$600	$99	$389	$2,761	$885	$625	$5,961
Provision (credit) for loan losses	88	558	(16)	(48)	(364)	(93)	—	125
Loans charged off	—	—	—	—	—	—	—	—
Recoveries	2	—	—	—	—	—	—	2
Balance on September 30, 2022	$692	$1,158	$83	$341	$2,397	$792	$625	$6,088

	1-4 Family				NOO	OO
	Residential		Consumer		Commercial	Commercial
	Real Estate	Commercial	and Other	Construction	Real Estate	Real Estate	Multifamily	Total
Changes in allowance for loan losses for the nine months ended September 30, 2022
Beginning balance	$470	$647	$101	$282	$2,565	$731	$532	$5,328
Provision (credit) for loan losses	242	511	(18)	59	(168)	61	93	780
Loans charged off	(26)	—	—	—	—	—	—	(26)
Recoveries	6	—	—	—	—	—	—	6
Balance on September 30, 2022	$692	$1,158	$83	$341	$2,397	$792	$625	$6,088

The following tables presents the aging of the recorded investment in past due and nonaccrual loans, as of September 30, 2023, and December 31, 2022. It is shown by class of loans (dollars in thousands):

	Loans Past Due Accruing Interest					Loans Not
	30-59	60-89	Over 90		Loans on	Past Due or
September 30, 2023	Days	Days	Days	Total	Non-Accrual	Non-Accrual	Total
1-4 Family residential real estate	$—	$—	$—	$—	$345	$63,294	$63,639
Commercial	—	—	—	—	2,097	48,482	50,579
Consumer and other	—	—	—	—	—	1,021	1,021
Construction	—	—	—	—	22	39,130	39,152
NOO CRE	—	—	—	—	6,500	179,866	186,366
OO CRE	—	—	—	—	—	83,144	83,144
Multifamily	—	—	—	—	963	56,737	57,700

Total	$—	$—	$—	$—	$9,927	$471,674	$481,601

	Loans Past Due Accruing Interest					Loans Not
	30-59	60-89	Over 90		Loans on	Past Due or
December 31, 2022	Days	Days	Days	Total	Non-Accrual	Non-Accrual	Total
1-4 Family residential real estate	$536	$441	$—	$977	$719	$61,480	$63,176
Commercial	313	427	292	1,032	1,641	45,894	48,567
Consumer and other	—	—	—	—	—	1,048	1,048
Construction	—	—	—	—	1,591	42,073	43,664
NOO CRE	512	—	—	512	—	185,187	185,699
OO CRE	—	—	—	—	—	61,375	61,375
Multifamily	—	519	—	519	—	60,682	61,201

Total	$1,361	$1,387	$292	$3,040	$3,951	$457,739	$464,730

Non-accrual loan balances guaranteed by the SBA are $591,000, or 5.9%, and $99,000, or 2.5%, of the nonaccrual loan balances at September 30, 2023, and December 31, 2022, respectively.

Impaired Loans: The following table includes the unpaid principal balances and recorded investment (unpaid principal balance net of charge-offs) for impaired loans with the associated allowance amount, if applicable, as of December 31, 2022. Management determined the allocated allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the allocated allowance recorded.

December 31, 2022	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment

With no related allowance recorded:
Commercial Real Estate	$1,591	$1,591	$—	$1,464
1-4 Family Residential RE	719	719	—	739
Commercial and Industrial	—	—	—	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial Real Estate	—	—	—	—
1-4 Family Residential RE	—	—	—	—
Commercial and Industrial	4,546	1,641	99	4,333
Consumer	—	—	—	—

Total	$6,856	$3,951	$99	$6,536

Credit quality indicators – The following table represents the credit exposure by internally assigned grades at September 30, 2023, and December 31, 2022. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan. The Company uses the following definitions for risk ratings:

Pass: Strong credit with no existing or known potential weaknesses deserving of management’s close attention.

Special Mention: Potential weaknesses that deserve management’s close attention. Borrower and guarantor’s capacity to meet all financial obligations is marginally adequate or deteriorating.

Substandard: Inadequately protected by the paying capacity of the Borrower and/or collateral pledged. The borrower or guarantor is unwilling or unable to meet loan terms or loan covenants for the foreseeable future.

Doubtful: All the weakness inherent in one classified as substandard with the added characteristic that those weaknesses in place make the collection or liquidation in full, on the basis of current conditions, highly questionable and improbable.

Loss – Considered uncollectible or no longer a bankable asset. This classification does not mean that the asset has no recoverable value. In fact, a certain salvage value is inherent in these loans. Nevertheless, it is not practical or desirable to defer writing off a portion or whole of a perceived asset even though partial recovery may be collected in the future.

The following table presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, and year of origination for term loans as of September 30, 2023. For revolving lines of credit that converted to term loans, if the conversion involved a credit decision, such loans are included in the origination year in which the credit decision was made. If revolving lines of credit converted to term loans without a credit decision, such lines of credit are included in the “Revolving lines of credit converted to term” column in the following table (dollars in thousands).

	Term Loans Amortized Cost by Origination
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
1-4 Family
Pass	$3,753	$24,494	$12,494	$8,116	$1,534	$9,968	$2,382	$—	$62,741
Special Mention	—	—	—	—	—	553	—	—	553
Substandard	—	—	—	—	—	345	—	—	345
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family	3,753	24,494	12,494	8,116	1,534	10,866	2,382	—	63,639
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	12,504	15,416	3,390	5,498	156	1,314	10,152	—	48,430
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,704	96	—	97	—	1,897
Doubtful	—	—	—	—	252	—	—	—	252
Total Commercial	12,504	15,416	3,390	7,202	504	1,314	10,249	—	50,579
Current year-to-date gross write-offs	—	—	—	—	321	—	—	—	321
Consumer and other
Pass	40	148	0	7	12	3	811	—	1,021
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer and Other	40	148	0	7	12	3	811	—	1,021
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	6,845	26,821	4,022	42	321	630	450	—	39,130
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	21	—	—	—	—	—	—	21
Doubtful	—	—	—	—	—	—	—	—	—
Total Construction	6,845	26,842	4,022	42	321	630	450	—	39,152
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
NOO CRE
Pass	7,223	38,313	56,167	21,337	14,057	38,396	4,081	—	179,574
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	6,500	—	—	293	—	—	—	—	6,793
Doubtful	—	—	—	—	—	—	—	—	—
Total NOO CRE	13,723	38,313	56,167	21,630	14,057	38,396	4,081	—	186,366
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
OO CRE
Pass	20,971	12,140	20,998	8,224	5,859	4,496	25	—	72,712
Special Mention	—	—	7,240	—	—	1,705	—	—	8,945
Substandard	—	—	—	39	1,205	243	—	—	1,487
Doubtful	—	—	—	—	—	—	—	—	—
Total OO CRE	20,971	12,140	28,237	8,262	7,064	6,444	25	—	83,144
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Multi Family
Pass	99	12,065	22,149	7,634	6,580	7,825	386	—	56,737
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	963	—	—	—	—	—	963
Doubtful	—	—	—	—	—	—	—	—	—
Total Multi Family	99	12,065	23,112	7,634	6,580	7,825	386	—	57,700
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Total	$57,935	$129,418	$127,423	$52,892	$30,072	$65,478	$18,384	$—	$481,601
Total year-to-date gross write-offs	$—	$—	$—	$—	$321	$—	$—	$—	$321
23

As of December 31, 2022, the risk category of loans by class of loans was as follows (dollars in thousands):

		Special			Not Risk
December 31, 2022	Pass	Mention	Substandard	Doubtful	Rated	Total
1-4 Family	$62,517	$—	$659	$—	$—	$63,176
Commercial	46,474	377	1,716	—	—	48,567
Consumer and other	993	—	—	—	55	1,048
Construction	42,073	—	1,591	—	—	43,664
NOO CRE	185,699	—	—	—	—	185,699
OO CRE	57,407	3,685	283	—	—	61,375
Multi Family	61,201	—	—	—	—	61,201

Total	$456,364	$4,062	$4,249	$—	$55	$464,730

Non-accrual loans – The accrual of interest on loans is discontinued at the time the loan becomes 90 or more days delinquent unless the loan is well secured and in the process of collection or renewal due to maturity. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged off if collection of interest or principal is considered doubtful. There was no interest income recognized from non-accrual loans in the income statement for the nine months ending September 30, 2023, and September 30, 2022. The following presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing by class as of the date noted (dollars in thousands).

	As of September 30, 2023
	Non-accrual loans		Loans past due
	with	Total non-accrual	over 89 days and
	no ACL	loans	still accruing
1-4 Family residential real estate	$345	$345	$—
Commercial	1,723	2,097	—
Consumer and other	—	—	—
Construction	22	22	—
NOO CRE	—	6,500	—
OO CRE	—	—	—
Multifamily	963	963	—

Total	$3,053	$9,927	$—

	As of December 31, 2022
	Non-accrual loans		Loans past due
	with	Total non-accrual	over 89 days and
	no ACL	loans	still accruing
1-4 Family residential real estate	$719	$719	$—
Commercial	—	1,641	292
Consumer and other	—	—	—
Construction	1,591	1,591	—
NOO CRE	—	—	—
OO CRE	—	—	—
Multifamily	—	—	—

Total	$2,310	$3,951	$292

Collateral dependent loans – Non-accrual loans, excluding loans held for investment measured at fair value, are classified as collateral dependent loans and are individually evaluated. The following presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses by class of loans as of the date noted (dollars in thousands):

	As of September 30, 2023
	Collateral Dependent Loans
	Secured by	Secured by
	Real Estate	Other	Total
1-4 Family residential real estate	$345	$—	$345
Commercial	—	2,097	2,097
Consumer and other	—	—	—
Construction	22	—	22
NOO CRE	6,500	—	6,500
OO CRE	—	—	—
Multifamily	963	—	963

Total	$7,830	$2,097	$9,927

Loan Modifications Made to Borrowers Experiencing Financial Difficulty – The ACL incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The analysis includes losses from modifications of receivables to borrowers experiencing financial difficulty. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACL allowance for credit losses, a change to the ACL is generally not recorded when a loan is modified. During the nine months ended September 30, 2023, no loans received a material modification based on borrower financial difficulty.

Note 4 – Premises and Equipment, Net

Components of premises and equipment, net included in the consolidated balance sheets at September 30, 2023, and December 31, 2022, were as follows (dollars in thousands):

Schedule of Premises and equipment

	September 30,	December 31,
	2023	2022

Land and improvements	$2,169	$2,170
Buildings and improvements	12,482	12,439
Furniture and equipment	1,834	1,776

Total cost	16,485	16,385

Accumulated depreciation and amortization	(8,727)	(8,308)

Net book value	$7,758	$8,077

Depreciation and amortization expense was $419,000 and $360,000 for the nine months ended September 30, 2023, and September 30, 2022, respectively.

Note 5 – Time Deposits

Following are maturities of time deposits at September 30, 2023, and December 31, 2022, (dollars in thousands):

	September 30,	December 31,
	2023	2022

Maturity
One year or less	$90,700	$50,025
Over one through three years	34,378	21,627
Over three through five years	4,197	1,841

Total	$129,275	$73,493

On September 30, 2023, and December 31, 2022, the Bank had $49.6 million and $23.4 million, respectively, in time deposits of $250,000 or more. On September 30, 2023, and December 31, 2022, $31.5 million and $19.8 million, respectively, of such time deposits mature within one year.

As of September 30, 2023, and December 31, 2022, certificate of deposits includes brokered CD balances of $19,531,000 and $5,000,000, respectively. This growth in our brokered CD deposits in 2023 has been used to supplement deposit growth, assist in the management of interest rate risk through the fixing of funding costs, and to reduce the reliance on short-term FHLB borrowings.

Note 6 – Borrowings

As of September 30, 2023, the Bank had a borrowing line with the FHLB of Dallas. Effective October 2, 2023, the Bank converted from the FHLB of Dallas to the FHLB of San Francisco. As of September 30, 2023, the Bank had one outstanding advance totaling $18.0 million carrying an interest rate of 5.63% with the FHLB of Dallas. As of September 30, 2023, loans with a carrying value of $389.0 million were pledged to the FHLB San Francisco to prepare for the conversion and $19.8 million of securities were pledged to the FHLB of Dallas to secure the single remaining borrowing. Upon conversion to the FHLB of San Francisco, the Bank had a remaining borrowing availability of $127.3 million based on the FHLB of San Francisco’s borrowing limit being capped at 25% of the Bank’s total assets. At December 31, 2022, FHLB borrowings totaled $5.0 million carrying interest rates of 1.40%. As of December 31, 2022, loans and securities with a carrying value of $264.1 million were pledged to secure FHLB advances, with remaining availability of $198.1 million at year end.

On June 29, 2021, the Company completed a private placement of $25.0 million of 10 year, fixed-to-floating rate subordinated notes. The subordinated notes will initially bear interest at 4.00% per annum for five years, floating at Three-Month SOFR plus 328 basis points quarterly thereafter. The ten-year notes mature on July 15, 2031, and are callable at the Company’s option after five years. The subordinated notes have unamortized origination fees of $419,000 at September 30, 2023.

The following are maturities of outstanding borrowings as of September 30, 2023, (dollars in thousands):

Maturity
One year or less	$18,000
Over one through three years	—
Over three through five years	—
Over five through ten years	25,000

Totals	$43,000

Note 7 – Financial Instruments with Off-Balance-Sheet Risk

In the normal course of business, the Bank has outstanding commitments to extend credit and standby letters of credit which are not included in the accompanying consolidated financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments as it does for instruments that are included in the consolidated balance sheets.

Financial instruments whose contract amounts represent off-balance-sheet credit risk are as follows as of September 30, 2023, and December 31, 2022, (dollars in thousands):

	September 30,	December 31,
	2023	2022

Commitments to extend credit	$16,876	$23,202
Unused lines of credit	25,225	18,706

Totals	$42,101	$41,908

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Beginning Balance	145,000	0
Impact of Adopting ASU 2016-13	0	165,000
(Release) provision for credit losses	(30,000)	(50,000)
Ending Balance	115,000	115,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation Collateral held varies by and may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. There are no standby letters of credit at September 30, 2023, or December 31, 2022.

Note 8 – Leases

The Bank has noncancelable operating leases for office space that expire over the next seven years that require the payment of base lease amounts and executory costs such as taxes, maintenance, and insurance. At September 30, 2023, the bank had one active operating lease. Rental expense for leases was $270,000 and $363,000 for the nine months ended September 30, 2023, and September 30, 2022, respectively.

The following presents the classification of the right-of-use assets and corresponding liabilities as of the dates noted (dollars in thousands):

	September 30,	December 31,
	2023	2022
Lease right-of-use assets
Operating lease right-of-use assets	$1,883	$2,067

Lease Liabilities
Operating lease liabilities	$2,076	$2,153

Approximate future minimum rental commitments under noncancelable leases as of September 30, 2023, are (dollars in thousands):

2023	$58
2024	354
2025	360
2026	366
2027	372
2028	377
2029	383
2030	161

Total minimum lease payments	2,431

Amounts representing interest (present value discount)	(355)

Operating lease liabilities (present value of minimum lease payments)	2,076

Weighted-average remaining term (in years)	6.7
Weighted-average discount rate	4.7%

Note 9 – Employee Retirement Benefit Plans

Profit sharing plan – The Company has established a profit-sharing 401(k) type salary reduction plan (Plan) for all employees that meet the necessary eligibility requirements and participants are fully vested after six years of service. For Company matching contributions made for plan years prior to 2014, annual Company contributions were at the discretion of the Board of Directors. From 2014 through 2019, the Company adopted a Safe Harbor matching contribution provision, whereby it agreed to match 100% of participant’s contributions up to the first 3% of salary and 50% of the next 2%, for a total maximum Company matching contribution of 4% of participant salary, as defined by the Plan. The Safe Harbor matching contribution was guaranteed. The Company elected not to adopt a safe harbor matching contribution for 2022 or 2023.

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

Deferred compensation and director’s fee plans – A deferred compensation plan covers all senior officers and a deferred director’s fee plan covers all directors. Under these plans, the company pays each participant that elects to defer, or their beneficiary, the amount deferred plus interest over a pre-selected period up to 10 years, beginning with the participant’s termination of service. A liability is accrued monthly for the deferred amount plus interest earned. The interest rate on deferred balances is determined annually on January 1st at the greater of Wall Street Journal Prime or 5%, and was 7.5% for the period ended September 30, 2023, and 5.0% for the period ended December 31, 2022. Interest expense for the deferred plans was $109,000 and $72,000 for the periods ended September 30, 2023, and September 30, 2022, respectively. Deferred plan liabilities, included in accrued interest and other liabilities on the consolidated balance sheet, were $1,994,000 and $1,949,000 as of September 30, 2023, and December 31, 2022, respectively.

Note 10 – Board of Directors’ Retirement Program

The Board previously had a retirement plan to compensate Board members for their service to the Company. The retirement date for directors was the later of the last month in which they reached age 70 or completion of their term if they were elected to the Board during the annual meeting resulting in service beyond age 70. Upon retirement, Board members receive deferred compensation for the remainder of their life up to a maximum of $2,000 per month. Board members vested in the retirement plan based on service as follows: zero to four years of service (20%), five years of service (40%), six years of service (60%), seven years of service (80%) and eight years of service (100%). On September 21, 2011, the Board rescinded this retirement policy for current directors.

The total liability for the combined retirement plan and agreements was $235,000 and $256,000 at September 30, 2023, and December 31, 2022, respectively.

Note 11 – Income Taxes

During the three and nine months ended September 30, 2023, the Company recorded a benefit from income tax provision of ($603,000) and ($426,000), respectively, reflecting an effective tax rate of 21.0% and 19.8%, respectively. The lower tax rate in nine months ended September 30, 2023, are related to a small favorable adjustment to the year-to-date tax accrual. During the three and nine months ended September 30, 2022, the Company recorded an income tax provision of $321,000 and $1,052,000, respectively, reflecting an effective tax rate of 24.2% and 24.3%, respectively.

Note 12 – Regulatory Matters

Bank 34 is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts, and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of September 30, 2023, and December 31, 2022, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the dollar amount of dividends that they may declare without prior regulatory approval.

As of September 30, 2023, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category. The Bank has not opted into the Community Bank Leverage Ratio (“CBLR”) and therefore is required to continue calculating and reporting risk-based capital ratios.

The Bank’s actual and required capital amounts and ratios are as follows (dollars in thousands):

					Minimum Required to Be
			Minimum Required for Capital		Well Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action Regulations
September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital to risk-weighted assets	$75,346	15.26%	39,500	8%	49,375	10%
Tier 1 (Core) Capital to risk-weighted assets	$69,144	14.00%	29,633	6%	39,511	8%
Common Tier 1 Capital to risk-weighted assets (CET1)	$69,144	14.00%	22,225	4.50%	32,103	6.50%
Tier 1 (Core) Capital to average assets	$69,144	11.80%	23,439	4%	29,298	5%

					Minimum Required to Be
			Minimum Required for Capital		Well Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action Regulations
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital to risk-weighted assets	$64,942	13.57%	$38,286	8%	$47,857	10%
Tier 1 (Core) Capital to risk-weighted assets	$60,163	12.57%	$28,717	6%	$38,290	8%
Common Tier 1 Capital to risk-weighted assets (CET1)	$60,163	12.57%	$21,538	4.50%	$31,111	6.50%
Tier 1 (Core) Capital to average assets	$60,163	10.34%	$23,274	4%	$29,092	5%

Note 13 –Related-Party Transactions

The Bank periodically enters into transactions with its executive officers, directors, significant stockholders, and their affiliates (related parties). Transactions with such related parties included:

	September 30,	December 31,
	2023	2022

Fees and bonuses paid to directors during the period	$203	$231
Deposits from related parties held by the bank at the end of period	2,587	4,568

There were no loans to related parties at September 30, 2023, or December 31, 2022.

Note 14 – Stock-Based Compensation

Stock-based expense, net of forfeitures for the nine months ended September 30, 2023, and September 30, 2022, was $96,000 and $274,000, respectively.

The Company accounts for forfeitures when they occur by reversing any previously accrued compensation expense on forfeited options in accordance with ASC 718, Compensation – Stock Compensation.

On November 17, 2017, the stockholders approved the adoption of the 2017 Equity Incentive Plan (“2017 Plan”). The 2017 Plan provides for the grant of a maximum of 263,127 shares of the Company’s common stock of which up to 187,948 shares of common stock may be granted for stock options and 75,179 shares of common stock may be issued as restricted stock to Directors and employees of the Company. Stock options and restricted stock awards currently issued under the 2017 Plan vest at 20% per year beginning on the first anniversary of date of grant and the options expire seven years after the grant date.

On May 25, 2022, the stockholders approved the adoption of the 2022 Equity Incentive Plan (“2022 Plan”). The 2022 Plan provides for the grant of a maximum of 252,340 shares of the Company’s common stock of which up to 168,227 shares of common stock may be issued as restricted stock and 84,113 shares of common stock may be granted for stock options to Directors and employees of the Company. The Board of Director’s compensation committee specifies the vesting schedules for the restricted stock and options. Option expiration dates are flexible as well but cannot exceed ten years from the grant date. No restricted stock or stock options have been granted under the 2022 plan.

The stock option plans allow for net settlement of vested options. In a net settlement, the Company, at the direction of the optionee, net settles the options by issuing new shares to the optionee with a value, at the current per share trading price, equal to the total in-the-money or intrinsic value of the options less any necessary tax withholdings on the disqualifying disposition of Incentive Stock Options. The optionee is granted newly issued shares and a small amount of cash in lieu of partial shares. There were zero net settlements in the nine months ended September 30, 2023. There was one net settlement in the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, 10,250 stock options were granted and 10,250 shares of restricted stock were issued. In the nine months ended September 30, 2022, 15,000 stock options were granted and 9,500 shares of restricted stock were issued. Stock option grant-date fair values for 2022 and 2023 were computed using the Black Scholes Merton options pricing model with the following weighted-average inputs and assumptions:

	September 30,	September 30,
	2023	2022

Grant date stock price and exercise price	$12.03	$15.80
Dividend yield	2.89%	2.48%
Expected stock price volatility	23.37%	23.59%
Risk-free interest rate	3.50%	2.17%
Expected option life in years	6	6

Total weighted-average fair value of options granted	$2.42	$3.00

Historical data is used to estimate expected volatility and the term of options expected to be outstanding and takes into account that options are not transferable. The risk-free interest rate is based on the U.S. Treasury yield curve for the expected term in effect at the date of grant.

A summary of stock option activity in 2023 is presented below (Intrinsic Value in 000s):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at June 30, 2023	145,750	$14.08	2.5 Years	$29
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(1,250)	$12.03	4.5 Years	—

Outstanding at September 30, 2023	144,500	$13.91	2.4 Years	$—

Exerciseable at September 30, 2023	111,700	$14.46	1.5 Years	$—
32

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2022	144,020	$14.07	2.8 Years	$95
Granted	10,250	12.03	6.8 years	—
Exercised	—	—	—	—
Forfeited or expired	(9,770)	$14.26	2.5 Years	—

Outstanding at September 30, 2023	144,500	$13.91	2.4 Years	$—

Exerciseable at September 30, 2023	111,700	$14.46	1.5 Years	$—

A summary of stock option activity in 2022 is presented below (Intrinsic Value in 000s):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at June 30, 2022	156,820	$13.94	3.1 Years	$123
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(4,200)	14.63	3.6 Years	—

Outstanding at September 30, 2022	152,620	$14.07	2.9 Years	$125

Exerciseable at September 30, 2022	118,020	$14.45	2.2 Years	$56

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2021	163,600	$13.94	3.6 Years	$118
Granted	15,000	15.80	6.5 Years	—
Exercised	(13,200)	14.90	—	17
Forfeited or expired	(12,780)	13.57	4.3 Years	—

Outstanding at September 30, 2022	152,620	$14.07	2.9 Years	$125

Exerciseable at September 30, 2022	118,020	$14.45	2.2 Years	$56

No stock options were exercised in the three or nine months ending September 30, 2023. No stock options were exercised during the three months ending September 30, 2022. During the nine months ending September 30, 2022, stock options totaling 13,200 shares were exercised with a weighted average exercise price of $14.90 and an intrinsic value of $17,000.

A summary of restricted stock activity for the three and nine months ended September 30, 2023, is presented below:

		Weighted-	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair Value	Term

Non-vested on June 30, 2023	15,450	$12.99	4.4 Years
Granted	—	—
Vested	—	—
Forfeited	(1,250)	12.03	4.5 years

Non-vested on September 30, 2023	14,200	$13.08	4.1 years

		Weighted-	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair Value	Term

Non-vested on December 31, 2022	6,500	$14.89	4.1 years
Granted	10,250	12.03	4.5 years
Vested	(1,300)	14.89	3.6 years
Forfeited	(1,250)	12.03	4.5 years

Non-vested on September 30, 2023	14,200	$13.08	4.1 years

A summary of restricted stock activity for the three and nine months ended September 30, 2022, is presented below:

		Weighted-	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair Value	Term

Non-vested on June 30, 2022	18,750	$14.02	2.9 years
Granted	—	—
Vested	(500)	12.24	3.8 years
Forfeited	—	—

Non-vested on September 30, 2022	18,250	$14.61	2.6 Years

		Weighted-	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair Value	Term

Non-vested on December 31, 2021	12,774	$14.02	2.0 years
Granted	9,500	14.92	4.6 years
Vested	(585)	14.75	3.3 years
Forfeited	(3,439)	12.59	2.9 years

Non-vested on September 30, 2022	18,250	$14.61	2.6 Years

As of September 30, 2023 there was $73,000 and $163,000 of total unrecognized equity-based expense related to unvested stock options and restricted stock awards, respectively, granted under the 2017 Equity Incentive Plan that is expected to be recognized over the next 5 years as follows (dollars in thousands):

Year
2023	$17
2024	67
2025	64
2026	52
2027	30
2028	6

Totals	$236

Note 15 – Fair Value Information

The following table presents information about assets and liabilities measured at fair value on a recurring and non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair values as of September 30, 2023, and December 31, 2022 (dollars in thousands).

September 30, 2023	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Recurring
Assets
Securities available-for-sale
Mortgage-backed securities	$—	$30,093	$—	$30,093
U.S. Treasuries	—	2,704	—	2,704
U.S. Government Agencies	—	280	—	280
Municipal obligations	—	19,469	—	19,469
Corporate debt	—	816	—	816

Total available-for-sale	$—	$53,362	$—	$53,362

Nonrecurring basis
Collateral dependent loans	—	—	$5,338	$5,338

December 31, 2022	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Recurring
Assets
Securities available-for-sale
Mortgage-backed securities	$—	$34,532	$—	$34,532
U.S. Treasuries	—	2,717	—	2,717
U.S. Government Agencies	—	370	—	370
Municipal obligations	—	20,151	—	20,151
Corporate debt	—	812	—	812

Total available-for-sale	$—	$58,582	$—	$58,582

Nonrecurring basis
Collateral dependent loans	$—	$—	$3,951	$3,951

The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

There were no transfers between levels of the fair value hierarchy during the periods presented.

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 financial assets measured on a non-recurring basis (dollars in thousands):

Collateral Dependent Loans September 30, 2023	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
1–4 family residential RE	$—
Commercial	1,838	Appraisal	Receivables Discount/Liquidation Discount	0–50%
NOO CRE	3,500	Appraisal	Appraisal Discount/Estimated Selling Costs	7–50%
Construction	—
Multifamily	—

Total impaired loans	$5,338

Collateral Dependent Loans December 31, 2022	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
Commercial	$1,641	Appraisal	Receivables Discount/Liquidation Discount	0–18%
NOO CRE	1,591	Appraisal	Appraisal Discount/Estimated Selling Costs	18–50%
1–4 family residential RE	719	Appraisal	Appraisal Discount/Estimated Selling Costs	0–18%

Total impaired loans	$3,951

The estimated fair values of the Company’s consolidated financial instruments at September 30, 2023, and December 31, 2022 are as follows (dollars in thousands):

		September 30,		December 31,
		2023		2022
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	Level 1	$12,898	$12,898	$16,112	$16,112
Federal funds sold	Level 2	1,640	1,640	835	835
Securities available-for-sale	Level 2	53,362	53,362	58,582	58,582
Securities held-to-maturity	Level 2	5,765	5,023	5,832	5,432
Loans	Level 3	480,216	457,406	463,360	419,251
Other investments	Level 2	2,915	2,915	1,277	1,277
Accrued interest receivable	Level 1	1,489	1,489	1,505	1,505

Financial liabilities
Nonmaturity Deposits	Level 1	$(339,116)	$(339,116)	$(414,094)	$(414,094)
Time deposits	Level 2	(129,275)	(130,588)	(73,493)	(71,932)
FHLB advances	Level 2	(18,000)	(18,000)	(5,000)	(5,292)
Subordinated debentures	Level 3	(24,581)	(20,277)	(24,531)	(21,728)
Accrued interest payable	Level 1	(357)	(357)	(562)	(562)

The fair value of non-maturity deposits displayed in the chart above has been revised as of December 31, 2022, to equal the carrying amount. This revision did not materially impact prior financial statements and future filings will reflect the change.

Note 16 – Earnings Per Share

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common Stockholders for the period are allocated between common Stockholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The factors used in the earnings per share computation follow:

Participating securities are restricted stock awards and preferred stock since they participate in common stock dividends. Stock options and warrants for 339,937 and 141,600 shares of common stock were not considered in computing diluted earnings per common share for 2023 and 2022, respectively, because they were antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic:
Net income (in 000s)	$(2,275)	$1,004	$(1,726)	$3,272
Less: earnings allocated to participating securities (in 000s)	8	(8)	(110)	(25)

Net income allocated to common stockholders (in 000s)	(2,267)	996	(1,836)	3,247

Weighted-average common shares outstanding including participating securities	4,535,019	2,525,198	4,016,348	2,524,490
Less: average participating securities	(14,852)	(18,341)	(12,099)	(17,768)
Less: average unallocated ESOP shares	(145,922)	(151,666)	(145,922)	(151,666)

Average shares	4,374,245	2,355,191	3,858,327	2,355,056

Basic earnings per common share	$(0.52)	$0.42	$(0.48)	$1.38

Diluted:
Net income allocated to common stockholders (in 000s)	$(2,267)	$996	$(1,836)	$3,247

Weighted-average common shares outstanding for basic earnings per common share	4,374,245	2,355,191	3,858,327	2,355,056
Add: dilutive effects of assumed exercises of stock options	719	8,826	2,946	8,528
Add: dilutive effects of assumed exercises of warrants	—	—	—	—

Weighted-average shares and dilutive potential common shares	4,374,964	2,364,017	3,861,273	2,363,584

Diluted earnings per common share	$(0.52)	$0.42	$(0.48)	$1.37

Note 17 – Private Placement of Common and Preferred Stock

In December 2022 and January 2023, the Company completed one private placement of common and one private placement of preferred stock, respectively. The Company issued a total of 1,359,497 shares of common stock and 820,115 shares of convertible, non-voting Series A perpetual preferred Stock at $14.00 per share each, generating net cash proceeds of approximately $28.6 million. The Company will use the net proceeds from these private placements to fund organic growth, transact on potential acquisition opportunities, enter complementary new business lines, and to enhance capital ratios.

In conjunction with the private placements, the Company issued warrants to purchase up to 211,667 shares of Common Stock at a price of $14.00. The approximate fair value of the warrants was deemed immaterial by management. The Warrants are exercisable at any time after their grant date, and from time to time, in whole or in part, for 7 years from their grant dates, on December 30, 2029, and January 27, 2030. The exercise of such Warrants remains subject to certain contractual provisions and a “cashless exercise” may be executed.

Non-voting common stock – In accordance with the capital raise, and in conjunction with shareholder approval at the Annual Meeting that occurred on June 29, 2023, a class of non-voting common stock was created on July 19, 2023. On said date, the State of Maryland approved the Articles Supplementary to the Articles of Incorporation for Bancorp 34, Inc. in which a class of authorized stock containing 1,100,000 shares of non-voting common stock was established. In accordance with the stipulations established during the capital raise, the preferred stock issued during the raise was converted to the newly established class of non-voting common stock as of the date the class was created. With the exception of voting privileges, the new class of non-voting common stock is treated pari passu with common stock.

Note 18 – Subsequent Events

As part of the merger agreement with CBOA, Financial, Inc., the Company terminated a contract with a managed information technology service provider in November 2023. The result to the Company was an increase to non-interest expense for the termination fee of $983,000 during the fourth quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at September 30, 2023 and December 31, 2022 and our results of operations for the three and nine months ended September 30, 2023 and 2022. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Quarterly Report on Form 10-Q, “Cautionary Note Regarding Forward-Looking Statements” and the risk factors discussed in our S-4 Registration Statement.

Unless the context otherwise requires, the terms “we,” “our,” “us” refer to Bancorp 34 on a consolidated basis.

Overview

Bancorp 34, Inc., a bank holding company headquartered in Scottsdale, Arizona, provides a full spectrum of deposit, lending, treasury management, and online banking products and services through its wholly-owned subsidiary—Bank 34, a covered savings association. Bancorp 34 manages its operations as one unit, and thus does not have separate operating segments. Our common stock is currently quoted on the OTC Markets Groups, Inc.’s OTCQB Venture Market under the symbol “BCTF.”

Bank 34 offers a full range of specialized financial services to business customers as well as relationship-focused services to meet personal, business and financial objectives for its customers. Bank 34 operates three full-service banking centers, one each in Otero and Dona Ana counties in New Mexico and one in Maricopa County, Arizona. Bank 34’s main office and corporate headquarters is located in Scottsdale, Arizona. Bank 34’s business model focuses on two primary areas. The commercial focus is on the credit, deposit and treasury management needs of small businesses and real estate professionals and investors. Bank 34 originates conventional, SBA and USDA loans within its primary market areas. Commercial loan types offered include: owner and non-owner occupied real estate (including construction loans), multi-family loans, and commercial and industrial loans. The consumer focus is on deposit, online banking and ancillary financial service needs of families and businesses served by Bank 34. While most of Bank 34’s real estate loans are secured by properties in the counties served by its branch offices, it does business in other areas of New Mexico, Arizona and the United States.

Bank 34 originates deposits from its business and consumer customers predominantly from the areas where its branch offices are located. Bank 34’s emphasis is on generating business operating accounts and consumer checking and money market accounts.

As of September 30, 2023, we had total assets of $580.9 million, total net loans of $471.8 million, total deposits of $468.4 million and total stockholders’ equity of $60.4 million.

Our goal is to build a premier regional bank serving the key markets of South Central Arizona as well as Southern New Mexico, primarily by investing in people, technology and infrastructure to create a top-tier banking platform. Our business is focused on providing specialized commercial and consumer banking services to our clients, with an emphasis on key growth markets. Our unwavering commitment to serving local communities has led to a high-quality core deposit franchise focused in stable and growing markets that provides a low-cost funding base for our lending opportunities. In addition, our growing treasury management businesses provide revenue diversification and fee income generation.

Leverage our Relationships and Service Capabilities to Drive Organic Growth. Our core competencies include a relationship-centered and multi-line sales approach, a focus on collaboration across a highly skilled and seasoned team of bankers and a dynamic ability to provide our clients with the highest quality services and solutions. This strategy has enabled us to attract business customers across our traditional and expanded geographic footprint. The objective is to be a trusted advisor to our clients as they build their businesses with our resources, support and advice. Successful growth has been achieved in both loans and core deposits over the past three fiscal years.

Continue to grow our core deposit franchise. The strength of our deposit franchise is derived from strong, lasting relationships with our clients and a focus on being an integral part of the communities where we do business. Our deposit footprint has provided, and we believe will continue to provide, principal support for the growth of our loan portfolio. As of September 30, 2023, core deposits, which we define as total deposits less certificates of deposit greater than $250,000 and brokered deposits comprised 85.2% of total deposits, driving a total average deposit cost of 2.53% for the quarter ended September 30, 2023. A key element of our funding strategy is a focus on commercial and consumer banking relationships in our markets, specifically growing traditional commercial and industrial relationships. Additionally, we believe our growing treasury management business will continue to benefit our attractive funding base.

Continue our greater Arizona and New Mexico market expansion. The greater Phoenix market has been a top strategic priority for our organization from an organic and acquisition perspective. The Arizona market has been our fastest growing market and its robust economy will allow for further growth opportunity.

Engage in Opportunistic M&A. Our executive team will continue to evaluate acquisitions that we believe could produce attractive returns for our stockholders. These could include fee-based businesses, whole bank or branch acquisitions that would improve or expand our market position into geographies with attractive demographics and business trends, expand our existing branch network in existing markets, enhance our earnings power or product and service offerings.

As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase. Therefore, increases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations. To help manage interest rate risk, we promote core deposit products and we are continuing to diversify our loan portfolio by adding more commercial loans.

Results of Operations

General

Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans, investment securities and other short-term investments and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent on our generation of non-interest income, consisting primarily of income from service charges on deposit accounts, interchange and ATM fees, and gains on sales of SBA loans. Other factors contributing to our results of operations include our provisions for loan losses, income taxes, and non-interest expenses, such as salaries and employee benefits, occupancy, amortization of intangible assets and other operating costs.

We had a net loss of $2,275,000 for the third quarter of 2023, compared to net income of $1,004,000 for the third quarter of 2022. The $3,279,000 decrease in net income for the third quarter of 2023, compared to the same period in 2022, was primarily due to an increase of $3,021,000 in provision for credit losses, a decrease of $860,000 in net interest income, and the addition of merger related expense totaling $529,000.

We had a net loss of $1,726,000 for the nine months ended September 30, 2023, compared to net income of $3,272,000 for the first nine months of 2022. The $4,998,000 decrease in net income for the first nine months of 2023, compared to the same period in 2022, was primarily due to an increase of $2,500,000 in provision for credit losses, a decrease of $2,825,000 in net interest income, and the addition of merger related expense totaling $1,333,000. These were partially offset by a $418,000 decrease in salary and employee benefits for the first nine months of 2023, compared to the prior year period, due primarily to lower incentives resulting from a decline in loan demand, the reduction in force in April 2023, and no employee recruiting expense to date in 2023. These reductions offset the benefit of the $547,000 Employee Retention Credit (ERC) booked in the first quarter of 2022 under the 2021 Consolidated Appropriations (CARES) Act.

Net Interest Income

Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest and dividends on interest-earning assets, which are principally comprised of loans and investment securities. We incur interest expenses from interest owed or paid on interest-bearing liabilities, including interest-bearing deposits, FHLB advances and other borrowings. Net interest income and margin are shaped by the characteristics of the underlying products, including volume, term, and structure of each product. We measure and monitor yields on our loans and other interest-earning assets, the costs of our deposits and other funding sources, our net interest spread and our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets.

Interest earned on our loan portfolio is the largest component of our interest income. Our loan portfolio is presented at the principal amount outstanding net of deferred origination fees and unamortized discounts and premiums. Interest income is recognized based on the principal balance outstanding and the stated rate of the loan. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan. Loans acquired through acquisition are initially recorded at fair value. Discounts or premiums created when the loans were recorded at their estimated fair values at acquisition are accreted over the remaining term of the loan as an adjustment to the related loan’s yield.

Our net interest income can be significantly influenced by a variety of factors, including overall loan demand, economic conditions, credit risk, the amount of non-earning assets including nonperforming loans and OREO, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities, exercise of call options on borrowings or securities, a general rise or decline in interest rates, changes in the slope of the yield curve, the relative mix of the various elements of interest earning assets and interest bearing liabilities and balance sheet growth or contraction.

Three Months Ended September 30, 2023, and 2022

Our net interest income was $3,704,000 for the third quarter of 2023, a decrease of $860,000, or 19%, from the same period in 2022. This decrease was primarily attributable to the liability sensitive nature of the balance sheet being negatively impacted by the increase in market interest rates as the average rates paid on interest bearing liabilities increased much faster than the average yields on interest earning assets. We incurred a $1,970,000, or 132%, increase in interest expense, partially offset by a $1,110,000, or 18%, increase in interest income for the third quarter of 2023, compared to the third quarter of 2022, largely driven by a 192 basis point increase in average rates paid on interest bearing liabilities to 3.30% in the third quarter of 2023 compared to 1.38% in the third quarter of 2022. The average rate paid on interest earning assets increased 75 basis points from the third quarter of 2022 to the third quarter of 2023.

Average earning assets for the third quarter of 2023 were $552,210,000, an increase of $5,156,000, or 0.9%, compared to the third quarter of 2022. Total average loans in the third quarter of 2023 were $478,781,000, $16,065,000, or 3.5%, larger than the third quarter of 2022. Average loan yield in the third quarter of 2023 was 71 basis points higher than the third quarter of 2022. Interest income from investment securities in the third quarter of 2023 was $22,000 lower than the third quarter of 2022 due to a $8,276,000 or 11.9% decrease in average balance, partially offset by a 18 basis point increase in average yield.

Average interest-bearing liabilities decreased $12,491,000, or 2.9%, in the third quarter of 2023, compared to the third quarter of 2022. The $41,494,000, or 73.9%, decrease in average FHLB borrowings in the third quarter of 2023 compared to the third quarter of 2022 was the primary driver of the decrease in average interest-bearing liabilities. Average interest-bearing deposits were $28,955,000, or 8.3%, larger in the third quarter of 2023 compared to the third quarter of 2022, including a $59,158,000 increase in average certificates of deposit partially offset by a $30,203,000 decrease in average interest-bearing demand deposits over those same time periods. Average noninterest bearing deposits decreased $8,797,000, or 8.8%, in the third quarter of 2023, compared to the like period in 2022.

Our net interest margin was 2.66% for the third quarter of 2023, compared to 3.31% for the third quarter of 2022, a decrease of 65 basis points. While our total cost of funds increased 192 basis points year over year, we also experienced a 75 basis point increase in yield on our earning assets over the same period, due to the overall increase in market interest rates. Federal Open Market Committee (FOMC) target Federal Funds rates increased 525 basis points through 11 rate hikes between March 2022 and September 2023.

Nine Months Ended September 30, 2023, and 2022

Our net interest income was $11,591,000 for the first nine months 2023, a decrease of $2,825,000, or 19.6%, from the same period in 2022. The decrease was primarily caused by the increase in market rates negatively effecting net interest income due to the liability sensitive balance sheet. The average rates paid on interest bearing liabilities increased faster than the yields on interest earning assets. We incurred a $6,110,000, or 202.4%, increase in interest expense, partially offset by a $3,285,000, or 18.8%, increase in interest income for the first nine months of 2023, compared to the first nine months of 2022, largely driven by a 199 basis point increase in average rates paid on interest bearing liabilities to 2.94% in the first nine months of 2023 compared to 0.95% in the first nine months of 2022. The average rate paid on interest earning assets increased 75 basis points from the first nine months of 2022 to the first nine months of 2023.

Average earning assets for the first nine months of 2023 were $549,432,000, an increase of $5,807,000, or 1.1%, compared to the first nine months of 2022. Total average loans in the first nine months of 2023 were $473,328,000, an increase of $17,641,000, or 3.9%, larger than the first nine months of 2022. Average loan yield in the first nine months of 2023 was 67 basis points higher than the first nine months of 2022. Interest income from investment securities in the first nine months of 2023 was $14,000 less than the first nine months of 2022 due to an $9,708,000, or 13.4%, decrease in average balance partially offset by a 33 basis point increase in average yield.

Overall average interest-bearing liabilities decreased $9,334,000, or 2.2%, in the first nine months of 2023, compared to the first nine months of 2022. The primary components of these liabilities were interest bearing deposits, subordinated debt, and borrowings. Average FHLB borrowings decreased by $39,254,000, or 73.2%, in the first nine months of 2023 compared to the same period of 2022 and was a primary driver of the decrease in overall average interest-bearing liabilities. Average interest-bearing deposits increased by $29,886,000, or 8.6%, in the first nine months of 2023 compared to the same period of 2022 offsetting part of the decrease in FHLB borrowings. Primary contributors to this increase over this period include a $56,163,000 increase in average time deposits, or CDs, partially offset by a $26,277,000 decrease in average interest-bearing demand deposits over those same time periods. Average brokered deposits for the first nine months of 2023, which are part of our average time deposits and sometimes referred to as “brokered CDs,” were $17,540,000, compared to $45,000 during the first nine months of 2022.

Average noninterest bearing deposits decreased $8,210,000, or 8.1% in the first nine months of 2023, compared to the like period in 2022. These trends reflect the broader market trends in which customers have reduced non-interest- and interest-bearing demand deposits in favor of term CDs given the rising bank deposit rate environment. Additionally, to assist with the management of overall interest rate risk, we have focused on growing our fixed rate CD deposit base as we have reduced exposure to higher-cost short-term FHLB borrowings. Consistent with our overall interest rate management strategy, the brokered CDs were used to replace short-term FHLB borrowings and had a favorable impact on interest expense and interest income. The average rate on the brokered CD deposits during the first nine months of 2023 was 4.34%, which represented a 0.53% reduction in interest expense when compared to the average rate on FHLB borrowings during the quarter. Replacing the FHLB borrowings with CDs, including brokered CDs, did not reduce on-balance sheet liquidity but did increase our available borrowing capacity at the FHLB due to the decline in FHLB borrowing balances.

Our net interest margin was 2.82% for the first nine months of 2023, compared to 3.55% for the first nine months of 2022, a decrease of 73 basis points. While our total cost of funds increased 199 basis points year over year, we also experienced a 75 basis point increase in yield on our earning assets over the same period, due to the overall increase in market interest rates.

The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

3Q23 vs 3Q22 Average Balance & Yield/Rate Table

	For the Three Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$478,781	$6,631	5.49%	$462,716	$5,573	4.78%
Securities	61,122	396	2.57%	69,398	418	2.39%
Other interest earning assets	12,307	146	4.71%	14,940	71	1.89%
Total interest-earning assets	552,210	7,173	5.15%	547,054	6,062	4.40%
Noninterest-earning assets	29,706			30,928
Total assets	$581,916			$577,982

Interest-bearing liabilities:
Checking, money market and savings accounts	$250,427	$1,782	2.82%	$280,630	$737	1.04%
Time deposits	127,996	1,212	3.76%	68,838	207	1.19%
Total interest-bearing deposits	378,423	2,994	3.14%	349,468	944	1.07%
Advances from FHLB of Dallas	14,674	211	5.70%	56,168	291	2.06%
Subordinated debt, net of issue costs	24,575	264	4.26%	24,527	264	4.27%
Total interest-bearing liabilities	417,672	3,469	3.30%	430,163	1,499	1.38%
Non-interest bearing deposits	91,462			100,259
Non-interest bearing liabilities	8,671			9,019
Total liabilities	517,805			539,441
Stockholders’ equity	64,111			38,541
Total liabilities and stockholders’ equity	$581,916			$577,982

Net interest income		$3,704			$4,563
Net interest rate spread			1.86%			3.01%
Net interest margin			2.66%			3.31%

Average interest-earning assets to average interest-bearing liabilities	132.21%			127.17%
45

YTD 3Q23 vs YTD 3Q22 Average Balance & Yield/Rate Table

	For the Nine Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$473,328	$19,083	5.39%	$455,687	$16,092	4.72%
Securities	62,645	1,217	2.60%	72,353	1,231	2.27%
Other interest earning assets	13,459	420	4.17%	15,585	112	0.96%
Total interest-earning assets	549,432	20,720	5.04%	543,625	17,435	4.29%
Noninterest-earning assets	29,966			28,414
Total assets	$579,398			$572,039

Interest-bearing liabilities:
Checking, money market and savings accounts	$261,012	$4,938	2.53%	$287,289	$1,348	0.63%
Time deposits	114,769	2,875	3.35%	58,606	410	0.94%
Total interest-bearing deposits	375,781	7,813	2.78%	345,895	1,758	0.68%
Advances from FHLB of Dallas	14,404	525	4.87%	53,658	470	1.17%
Subordinated debt, net of issue costs	24,561	791	4.31%	24,527	791	4.31%
Total interest-bearing liabilities	414,746	9,129	2.94%	424,080	3,019	0.95%
Non-interest bearing deposits	93,137			101,347
Non-interest bearing liabilities	8,759			7,308
Total liabilities	516,642			532,735
Stockholders’ equity	62,756			39,304
Total liabilities and stockholders’ equity	$579,398			$572,039

Net interest income		$11,591			$14,416
Net interest rate spread			2.10%			3.34%
Net interest margin			2.82%			3.55%

Average interest-earning assets to average interest-bearing liabilities	132.47%			128.19%

Rate-Volume Analysis

The table below presents the effect of volume and rate changes on interest income and expense. Changes in volume are changes in the average balance multiplied by the previous period’s average rate. Changes in rate are changes in the average rate multiplied by the average balance from the previous period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Quarter Ended September 30,
	2023 Versus 2022 Increase (Decrease) Due to Change in:
(In thousands)	Volume	Rate	Total
Interest Earning Assets
Loans	$789	$269	$1,058
Investment securities	(207)	185	(22)
Other interest-earning assets	(57)	132	75
Total interest-earning assets	525	586	1,111

Interest Bearing Liabilities
Checking, money market and savings accounts deposits	(347)	1,392	1,045
Certificates of deposits	287	718	1,005
Total deposits	(60)	2,110	2,050
FHLB advances	(1,298)	1,218	(80)
Subordinated debt, net of issue costs	—	—	—
Total interest-bearing liabilities	(1,358)	3,328	1,970
Net interest income	$1,031	$(1,890)	$(859)
47

	For the Nine Months Ended September 30,
	2023 Versus 2022 Increase (Decrease) Due to Change in:
(In thousands)	Volume	Rate	Total
Interest Earning Assets
Loans	$858	$2,132	$2,990
Investment securities	(236)	222	(14)
Other interest-earning assets	(23)	331	308
Total interest-earning assets	599	2,685	3,284

Interest Bearing Liabilities
Checking, money market and savings accounts deposits	(179)	3,769	3,590
Certificates of deposits	892	1,573	2,465
Total deposits	713	5,342	6,055
FHLB advances	(733)	788	55
Subordinated debt, net of issue costs	—	—	—
Total interest-bearing liabilities	(20)	6,130	6,110

Net interest income	$619	$(3,445)	$(2,826)

Allowance and Provision for Credit Losses

On January 1, 2023, we adopted the ASC 326. The FASB issued ASC 326 (also known as CECL, for Current Expected Credit Losses) to replace the incurred loss model for loans and other financial assets with an expected loss model that requires consideration of a wider range of reasonable and supportable information to determine credit losses. In accordance with ASC 326, we have developed an Allowance for Credit Loss (ACL) methodology effective January 1, 2023, which replaces its previous allowance for loan losses methodology. The ACL is a valuation account that is deducted from loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Upon adoption, we recorded an increase to the ACL on loans held-for-investment of $604,000, established an ACL on unfunded commitments of $164,000, established an ACL on held-to-maturity investments of $38,000, recorded an increase to deferred tax assets of $152,000, and a corresponding one-time cumulative reduction to retained earnings, net of tax, of $654,000 in the consolidated balance sheet as of January 1, 2023.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environment conditions, such as changes in unemployment rates, property values, or other relevant factors. Management may selectively apply external market data to subjectively adjust our own loss history including index or peer data. Management evaluates the adequacy of the ACL quarterly and makes provisions for credit losses based on this evaluation. See “Critical Accounting Estimates—Allowance for Credit Losses” below for a complete description of our methodology and the quantitative and qualitative factors included in the calculation.

At September 30, 2023, the ACL was $8,391,000, or 1.74% of loans, an increase of $3,613,000, or 75.6% when compared to the allowance for loan losses at December 31, 2022. At December 31, 2022, the allowance for loan losses was $4,778,000, or 1.03% of loans, a decrease of $550,000, or 10.3% when compared to December 31, 2021. We maintain the allowance at a level that management believes is adequate to absorb expected credit losses inherent in the loan portfolio. Specifically, identifiable, and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge-off.

The provision for credit losses is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. Our provision for credit losses was $3,146,000 for the quarter ended September 30, 2023, and $3,280,000 for the nine months ended September 30, 2023.

Approximately $3 million of the provision expense taken in the quarter ending September 30, 2023, is attributed to one problem credit which management is working to resolve. The reserve for the troubled commercial real estate credit was deemed necessary as the Company progressed through the legal channels required to manage the credit’s workout as effectively as possible. As management gathered additional information and conducted an onsite visit, the determination was made that the deterioration in the credit and its real estate’s collateral value was significantly lower than the appraised value from March 2023. The reserve held against the credit is reflective of management’s best estimate of the real estate’s value should it need to be marketed for sale.

At September 30, 2023, management believes the allowance is appropriate and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for credit losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for credit losses.

Allowance for Credit Losses on Off Balance Sheet Credit Exposures

On January 1, 2023, we adopted ASC 326. We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The ACL on off-balance sheet credit (“OBSC”) exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Upon adoption of ASC 326, we recorded an ACL on unfunded commitments of $164,000 at December 31, 2022.

Noninterest Income

The following table presents our noninterest income for the three months and nine months ended September 30, 2023, and 2022:

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In thousands)
Service charges and fees	$106	$119	$328	$284
Gain on sale of loans	17	0	83	0
Gain on sale of investments	0	0	0	0
Bank owned life insurance	63	61	183	180
Loss on disposal/impairment of fixed assets	0	0	0	0
Other	(22)	(38)	(65)	(78)
Total noninterest income	$164	$142	$529	$386

Three months ended September 30, 2023, and 2022

Our noninterest income increased $22,000, or 15.5%, to $164,000 in the third quarter of 2023, from $142,000 in the prior year period. The increase in noninterest income for the third quarter of 2023, compared to the third quarter of 2022, was primarily due to a $17,000 gain on sale of loans in the third quarter of 2023.

Service charges and fees include deposit account overdraft and non-sufficient funds charges, treasury management services provided to our business customers, credit and debit card fees, interchange fees and other maintenance fees on deposit accounts.

Nine months ended September 30, 2023, and 2022

Our noninterest income increased $143,000, or 37.0%, to $529,000 in the first nine months of 2023, from $386,000 in the prior year period. The increase in noninterest income for the first nine months of 2023, compared to the first nine months of 2022, was primarily due to a $83,000 gain on sale of loans during the first nine months of 2023 and an increase in service charges in the first nine months of 2023 as the bank waived a portion of customer fees in 2022 in conjunction with a core conversion completed in February 2022.

Noninterest Expense

The following table presents our noninterest expense for the three months ended September 30, 2023, and 2022; the nine months ended September 30, 2023, and 2022; and, the years ended December 31, 2022, and 2021.

	Three months ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Salary and employee benefits	$1,488	$1,879	$5,144	$5,562
Occupancy	293	310	843	939
Data processing	622	562	1,908	1,592
FDIC and other insurance expense	70	95	224	327
Professional fees	153	93	486	238
Merger expense	529	—	1,333	—
Advertising	4	22	31	75
Other	441	295	1,023	965
Total noninterest expense	$3,600	$3,256	$10,992	$9,698

Three months ended September 30, 2023, and 2022

Our noninterest expense increased $344,000, or 10.6%, to $3,600,000 for the third quarter of 2023, from $3,256,000 for the third quarter of 2022. The increase in noninterest expense in the third quarter of 2023, compared to the third quarter of 2022, was primarily due to $529,000 in merger-related expenses and increases in data processing expense, professional fees, and other expenses. Those increases were offset by a decline in salary and employee benefits of $391,000, or 20.8%.

Salary and employee benefits expense is the largest component of our noninterest expense and includes employee payroll expense, incentive compensation, health benefits, and payroll taxes. Salary and employee benefits decreased $391,000 for the third quarter of 2023, compared to the prior year period, due primarily to the reduction in force completed in April 2023, lower commissions due to decreased loan demand, and no employee recruiting expenses in 2023.

Nine months ended September 30, 2023, and 2022

Our noninterest expense increased $1,294,000, or 13.3%, to $10,992,000 for the first nine months of 2023, from $9,698,000 for the first nine months of 2022. The increase in noninterest expense in the first nine months of 2023, compared to the first nine months of 2022, was primarily due to $1,333,000 in merger-related expense, a $316,000, or 19.8%, increase in data processing fees, a $248,000, 104.2% increase in professional fees due to an increase in credit consulting fees. The increased expenses were partially offset by decreases in salary and employee benefits, occupancy, FDIC and other insurance, and advertising expenses.

Salary and employee benefits expense is the largest component of our noninterest expense and includes employee payroll expense, incentive compensation, health benefits and payroll taxes. Salary and employee benefits decreased $418,000, or 7.5%, for the first nine months of 2023, compared to the prior year period, due primarily to lower incentives resulting from a decline in loan demand, the reduction in force in April, and no employee recruiting expense to date in 2023. These reductions offset the benefit of the $547,000 Employee Retention Credit (ERC) booked in the first quarter of 2022 under the 2021 Consolidated Appropriations (CARES) Act.

Efficiency ratio

The efficiency ratio is one measure of profitability in the banking industry. This ratio measures the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. We calculate this ratio by dividing non-interest expense by the sum of net interest income and noninterest income.

Our efficiency ratio was 93.09% for the third quarter of 2023, 90.69% for the first nine months of 2023, and 80.07% and 67.89%, for the years ended December 31, 2022, and 2021, respectively.

Return on equity and assets

The following table sets forth our ROAA, ROAE, dividend payout and average stockholders’ equity to average assets ratio for the periods ended:

	Three months ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Return on average assets (ROAA)	-1.55%	0.69%	-0.40%	0.76%
Return on average equity (ROAE)	-14.08%	10.34%	-3.68%	11.13%
Dividend payout ratio	0.00%	16.67%	-29.17%	15.22%
Average stockholders equity to average assets	11.01%	6.67%	10.83%	6.87%

Income Taxes

Three months ended September 30, 2023, and 2022

We had an income tax benefit for the third quarter of 2023 of $603,000, compared to income tax expense of $321,000 for the third quarter of 2022. The difference between the two periods was primarily due to the significant decline in pre-tax income as well as the change in effective tax rate with the increase in non-deductible merger related expenses. Our effective tax rate was 20.95% for the first nine months of 2023, compared to 24.23% for the prior year period.

Nine months ended September 30, 2023, and 2022

We had an income tax benefit for the first nine months of 2023 of $426,000, compared to income tax expense of $1,052,000 for the first nine months of 2022. The difference between the two periods was primarily due to the significant decline in pre-tax income as well as the change in effective tax rate with the increase in non-deductible merger related expenses. Our effective tax rate was 19.80% for the first nine months of 2023, compared to 24.33% for the prior year period.

Financial Condition

Balance Sheet

Our total assets were $580.9 million at September 30, 2023, compared to $574.3 million at December 31, 2022. Our total loans were $480.2 million at September 30, 2023, an increase of $16.8 million, or 3.6%, compared to total loans of $463.4 million at December 31, 2022.

Investment Securities

Our securities portfolio is used to make various term investments, maintain a source of liquidity and serve as collateral for certain types of deposits and borrowings. We manage our investment portfolio according to written investment policies approved by our board of directors. Investment in our securities portfolio may change over time based on our funding needs and interest rate risk management objectives. Our liquidity levels take into account anticipated future cash flows and other available sources of funds and are maintained at levels that we believe are appropriate to provide the necessary flexibility to meet our anticipated funding requirements.

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of September 30, 2023, and December 31, 2022. All available-for-sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.

Our securities available-for-sale decreased by $5.2 million, or 8.9%, to $53.4 million at September 30, 2023, compared to December 31, 2022. The decrease was primarily due to regular monthly payments on mortgage-backed securities. Securities held-to-maturity were $5.8 million at September 30, 2023 and December 31, 2022.

Allowance for Credit Losses for HTM Securities

On January 1, 2023, Bank 34 adopted the new CECL standard, ASU 2016-13, using the modified retrospective method for all financial assets measured at amortized cost. Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. All of our held-to-maturity investment portfolio consists of bank subordinated debt. Accrued interest receivable on held-to-maturity debt securities is immaterial and is excluded from the estimate of credit losses. The allowance for credit losses on held-to-maturity investments is adjusted through provision for credit losses and is recorded as a contra asset to held-to-maturity investments. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the nine months ended September 30, 2023:

September 30, 2023 (in 000s)	Corporate Bonds
Allowance for credit losses:
Beginning balance	$—
Impact of adopting ASU 2016-13	38
Provision for credit losses	5
Securities charged-off (recoveries)	—
Total ending allowance balance	$43

Loans

Our loan portfolio represents a broad range of borrowers primarily in our markets in Arizona and New Mexico, comprised of construction, commercial, commercial real estate, residential real estate and consumer financing loans.

Gross loans as of September 30, 2023, were $481.6 million, compared to $464.7 million as of December 31, 2022, and $417.0 million as of December 31, 2021. The commercial loan portfolio included Paycheck Protection Program (PPP) loans outstanding of $37 thousand and $47 thousand as of September 30, 2023, and December 31, 2022, respectively, all of which were guaranteed by the Small Business Administration.

The following tables set forth the composition of our loan portfolio, as of the periods presented:

	September 30, 2023		December 31, 2022
		% of total		% of total
(In thousands)	Amount	loans	Amount	loans
1-4 Family residential real estate	63,639	13.2%	63,176	13.6%
Commercial	50,579	10.5%	48,567	10.5%
Consumer and other	1,021	0.2%	1,048	0.2%
Construction	39,152	8.1%	43,664	9.4%
Non Owner Occupied CRE	186,366	38.7%	185,699	40.0%
Owner Occupied CRE	83,144	17.3%	61,375	13.2%
Multifamily	57,700	12.0%	61,201	13.1%
Total gross loans	$481,601	100%	$464,730	100%
Deferred loan fees	(1,385)		(1,370)
Loans held for investment	480,216		463,360
Less: Allowance for credit losses	(8,391)		(4,778)
Loans, net	471,825		458,582

Commercial real estate loans include owner occupied and non-owner occupied commercial real estate mortgage loans to operating commercial businesses and include loans for long-term financing of land and buildings. No significant concentrations are present within the CRE portfolio as the bank has made an effort to diversify across various industries and geographic locations. While the majority of these loans are made primarily in our marketplace, some of the loans have out of market properties. With the deterioration of a large out of market commercial real estate credit as of September 30, 2023, management engaged an external party to complete a loan review in the 4th quarter that included approximately 90% of the out of market collateral portfolio and provided a stress test to debt service coverage as well as collateral values based on current market conditions. In addition, management conducted a thorough review of the largest out of market credits as well as those credit’s property appraisals and plans to limit out of market lending moving forward.

Multifamily loans are those properties that have five or more units with borrowers who are primarily commercial entities. The bank finances loans in several different multifamily types but does not have a concentration in any one type and does not do any specialty lending in this area. These loans are made primarily in our marketplace.

Commercial loans include commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment and inventory purchases, and other expansion projects. SBA, USDA and other small business lending products are also included. These loans are made primarily in our market areas are underwritten on the basis of the borrower’s ability to service the debt from revenue, and are generally extended under our normal credit standards, controls and monitoring systems.

Construction loans include both residential and commercial projects. Construction loan terms are dependent upon the project, but in some cases the loan will be longer term and include both the construction phase as well as longer term financing.

Residential real estate loans represent loans to consumers collateralized by a mortgage on a residence and include purchase money, refinancing, secondary mortgages, and home equity loans and lines of credit.

Consumer loans and other include direct consumer installment loans, overdrafts and other revolving loans.

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following table summarizes the loan maturity distribution by type and related interest rate characteristics as of the periods presented:

(In thousands)	One year or
As of September 30, 2023	less	After one through five years		After five through 15 years		After 15 years		Total
		Fixed	Variable	Fixed	Variable	Fixed	Variable
1-4 Family residential real estate	$1,547	$37,207	$1,995	$10,077	$1,831	$5,343	$5,639	$63,639
Commercial	13,169	15,975	2,735	9,217	9,483	0	0	50,579
Consumer and other	41	980	0	0	0	0	0	1,021
Construction	7,386	14,357	2,350	1,024	12,102	1,933	0	39,152
NOO CRE	9,666	92,312	16,984	8,345	42,730	0	16,329	186,366
OO CRE	1,710	28,185	4,197	15,129	33,135	107	681	83,144
Multifamily	2,700	30,525	2,312	19,867	2,296	0	0	57,700
Total gross loans	$36,219	$219,541	$30,573	$63,659	$101,577	$7,383	$22,649	$481,601
53

Allowance for Credit Losses on Loans

On January 1, 2023, Bank 34 adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016- 13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on the financial assets measured at amortized cost, including loan receivables.

The allowance for credit losses (“ACL”) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL excludes loans held-for-sale and loans accounted for under the fair value option. Bank 34 elected to not measure an ACL for accrued interest receivables, as we write off applicable accrued interest receivable balances in a timely manner when a loan is placed on non-accrual status, in which any accrued but uncollected interest is reversed from current income. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Actual Company and peer historical credit loss experience provides the basis for the estimation of expected credit losses. Bank 34 identified and grouped portfolio segments based on risk characteristics and underlying collateral.

ACL for pooled loans is estimated using a discounted cash flow (“DCF”) methodology using the amortized cost basis (excluding interest) for all loans modeled within a performing pool of loans. The DCF analysis pairs loan-level term information, for example, maturity date, payment amount, interest rate, with top-down pool assumptions such as default rates, prepayment speeds, to produce individual expected cash flows for every instrument in the segment. The results are then aggregated to produce segment level results and reserve requirements for each segment.

The quantitative DCF model also incorporates forward-looking macroeconomic information over a reasonable and supportable period of one year. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the pooled loan evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Qualitative adjustments to historical loss data are made based on management’s assessment of the risks that may lead to a future loan loss or differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, changes in environmental and economic conditions, or other relevant factors.

Allocation of Allowance for Credit Losses

The following tables present the allocation of the allowance for loan losses and the percentage of allocated allowance for credit losses to the total loans in each category listed as of the dates indicated:

	September 30, 2023		December 31, 2022
	Allowance	% of	Allowance	% of
(In thousands)	Amount	Portfolio	Amount	Portfolio
1-4 Family residential real estate	$488	0.77%	$454	0.72%
Commercial	683	1.35%	1,382	2.85%
Consumer and other	7	0.69%	56	5.34%
Construction	578	1.48%	222	0.51%
NOO CRE	4,923	2.64%	1,680	0.90%
OO CRE	1,142	1.37%	555	0.90%
Multifamily	570	0.99%	429	0.70%
Total	$8,391	1.74%	$4,778	1.03%

The ACL increased by $3,613,000 during the first nine months of 2023. The primary reason for the increase was a nearly $3 million allocation for a reserve against one troubled credit and the adoption of CECL. The reserve for the troubled commercial real estate credit was deemed necessary as the Company progressed through the legal channels required to manage the credit’s workout as effectively as possible. As management gathered additional information and conducted an onsite visit, the determination was made that the deterioration in the credit and its real estate’s collateral value was significantly lower than the appraised value from March 2023. The reserve held against the credit is reflective of management’s best estimate of the real estate’s value should it need to be marketed for sale.

The change in methodologies from an incurred loss model to an expected loss model resulted in allowance allocations increasing across the construction, non-owner occupied commercial real estate, owner occupied commercial real estate, and multifamily portfolios. The change also resulted in lower allowance allocations in the commercial and consumer and other portfolios.

Nonperforming Assets

We have established policies and procedures to guide us in originating, monitoring and maintaining the credit quality of our loan portfolio. These policies and procedures are required to be followed by our bankers and underwriters and exceptions to these policies require elevated levels of approval and are reported to our board of directors.

Nonperforming assets include all loans categorized as nonaccrual, other real estate owned and other repossessed assets. The accrual of interest on loans is discontinued, or the loan is placed on nonaccrual, when the full collection of principal and interest is in doubt. We do not generally accrue interest on loans that are 90 days or more past due. When a loan is placed on nonaccrual, previously accrued but unpaid interest is reversed and charged against interest income and future accruals of interest are discontinued. Payments by borrowers for loans on nonaccrual are applied to loan principal. Loans are returned to accrual status when, in our judgment, the borrower’s ability to satisfy principal and interest obligations under the loan agreement has improved sufficiently to reasonably assure recovery of principal and the borrower has demonstrated a sustained period of repayment performance. In general, we require a minimum of six consecutive months of timely payments in accordance with the contractual terms before returning a loan to accrual status.

OREO represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We incur recurring expenses relating to OREO in the form of maintenance, taxes, insurance, and legal fees, among others, until the OREO parcel is disposed. While disposition efforts with respect to our OREO are generally ongoing, if these properties are appraised at lower-than-expected values or if we are unable to sell the properties at the prices for which we expect to be able to sell them, we may incur additional losses. Bank 34 held no OREO at September 30, 2023, or December 31, 2022, and incurred no losses, gains, or expenses related to OREO in 2022 or to date in 2023.

The following tables set forth our non-performing assets, non-performing asset ratios, and net losses as a percentage of average loans for each period presented:

(In thousands)	September 30, 2023	December 31, 2022
Nonaccrual loans:
1-4 Family residential real estate	$345	$719
Commercial	2,097	1,641
Consumer and other	—	—
Construction	22	1,591
NOO CRE	6,500	—
OO CRE	—	—
Multifamily	963	—
Total nonaccrual loans	9,927	3,951
Accrual loans greater than 90 days past due	—	292
Total nonperforming loans	9,927	4,243
Other real estate owned and foreclosed assets, net	—	—
Total nonperforming assets (NPAs)	$9,927	$4,243

Nonperforming assets to total assets	1.71%	0.74%
Nonperforming loans to total loans	2.06%	0.91%
ACL to nonaccrual loans	84.53%	112.61%

ACL	8,391	4,778
Non-performing assets	9,927	4,243
ACL to nonaccrual loans	84.53%	112.61%

NPA’s	9,927	4,243
Total Assets	580,868	574,340
Nonperforming assets to total assets	1.71%	0.74%

NPA’s	9,927	4,243
Total Gross Loans	481,601	464,730
Nonperforming loans to total loans	2.06%	0.91%

ACL	8,391	4,778
NPAs	9,927	4,243
ACL Coverage of Non-Performing	84.53%	112.61%

Total nonperforming assets were $9.9 million as of September 30, 2023, compared to $4.2 million at December 31, 2022. The change was mainly due to one large loan ($6.5 million) not performing partially offset by paydowns on non-accrual loans.

Potential problem loans are impaired loans which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Management has not identified any potential problem loans not included in the nonperforming assets table above.

Allowance for Credit Losses for off balance sheet exposures

On January 1, 2023, Bank 34 adopted the new CECL standard, ASU 2016-13, using the modified retrospective method for all financial assets measured at amortized cost. The allowance for credit losses on off-balance sheet credit exposures is adjusted through provision for credit losses and is recorded in other liabilities. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The probability of funding is based on historical utilization statistics for unfunded loan commitments. The loss rates used are calculated using the same assumptions as the associated funded balance. The following table presents the changes in the ACL on unfunded loan commitments for the nine months ended September 30, 2023:

Unfunded
Loan
September 30,2023 (in 000s)	Commitments

Allowance for Credit Losses:
Beginning balance	0
Impact of adopting ASU 2016-13	165
Provision for credit losses	(50)
Ending Allowance Balance	115

The required ACL on unfunded commitments has declined during 2023 due to changes in the loan types of unfunded commitments and modest changes in the loss rates being utilized from January 1, 2023, to September 30, 2023. A reverse provision of $50,000 has been realized over that time period.

Deposits

Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits decreased to $468,391,000 as of September 30, 2023, compared to $487,587,000 at December 31, 2022. Consistent with industry trends, we saw a departure of funds as large deposit customers diversified their deposit holdings. Deposit outflows during the first nine months of the year were partially offset by growth in brokered CDs, which increased from $4,968,000 at December 31, 2022, to $19,531,000 on September 30, 2023, and a new high yield savings account offered through an online banking platform which grew by $15,881,000 during the same period. The high-yield savings account offering is through a platform administered by a third-party which we believed would offer better reach in terms of potential depositors, and we do not classify them as brokered deposits. The high-yield savings accounts provided additional diversity to our funding sources and represented modest savings over non-core funding alternatives. Our total time deposits, or CDs, increased $55,782,000 from December 31, 2022, to September 30, 2023, primarily due to customers wishing to lock in higher interest rates for longer periods, CD promotions to attract new customers, and the growth in brokered CDs of $14,563,000.

The following table sets forth the average balance amounts and the average rates paid on deposits held by us for the periods presented:

	For the nine months ended				For the three months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand Deposits	$93,137	—%	$101,347	—%	$91,462	—%	$100,259	—%
Savings and NOW deposits	261,012	2.53	287,289	0.63	250,427	2.82	280,630	1.04
Time Deposits	114,769	3.35	58,606	0.94	127,996	3.76	68,838	1.19
Total deposits	$468,918	2.23%	$447,242	0.53%	$469,885	2.53%	$449,727	0.83%

As of September 30, 2023, and September 30, 2022, certificate of deposits includes average brokered CD balances of $17,540,000 and $45,000, respectively over the nine month or three month periods, as applicable. This growth in our brokered CD deposits in 2023 has been used to supplement deposit growth, assist in the management of interest rate risk through the fixing of funding costs, and to reduce the reliance on short-term FHLB borrowings.

The following table sets forth the portion of the Bank’s time deposits, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of September 30, 2023:

(In thousands)	September 30, 2023
Three months or less	$7,315
Over three months through twelve months	24,619
Over twelve months through three years	17,317
Over three years	328
Total	$49,579

As of September 30, 2023, and December 31, 2022, approximately $193.2 million and $283.5 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Federal Home Loan Bank Advances

Other than deposits, we also utilize Federal Home Loan Bank (FHLB) advances as a supplementary funding source to finance our operations. At September 30, 2023, and December 31, 2022, our FHLB fixed rate term advances amounted to $18.0 million and $5.0 million, respectively. Our advances from the FHLB are collateralized by residential, multi-family, and commercial real estate loans and securities. At September 30, 2023, and December 31, 2022, we had additional borrowing capacity from the FHLB of $127.3 million and $198.1 million, respectively, subject to the availability of collateral.

The following tables outline our FHLB Advances during the nine months ended September 30, 2023, including the amounts outstanding at the end of each period, the maximum month end amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for the advances. The maximum month-end balance represents the high indebtedness at any month end during each of the periods shown.

			Maximum
	Ending	Period End	Month End	Period Average
	Balance	Rate	Balance	Balance	Rate
As of and for the nine months ended September 30, 2023
Federal Home Loan Bank Advances	$18,000	5.63%	24,000	$14,404	4.87%
Subordinated debt, net of issuance costs	24,581	4.00	24,581	24,561	4.31
Total	$42,581	4.69	$48,581	$38,965	4.52

Subordinated Debt

In addition to our FHLB advances, we also have subordinated debt amounting to $24.6 million at September 30, 2023, and $24.5 million at December 31, 2022, net of remaining origination fees. For more information about these borrowings, see Note 6—Borrowings.

Capital Raises

Between December 2022 and January 2023, Bancorp 34 completed two private placements of common and preferred stock. Bancorp 34 issued a total of 1,359,497 shares of common stock and 820,115 shares of convertible, non-voting Series A perpetual preferred Stock at $14.00 per share each, generating net cash proceeds of approximately $28.6 million. Bancorp 34 will use the net proceeds from these private placements to fund organic growth, transact on potential acquisition opportunities, enter complementary new business lines, and to enhance capital ratios. On July 19, 2023, the preferred stock issued as part of the capital raise was converted to non-voting common stock.

In conjunction with the private placements, Bancorp 34 issued warrants to purchase up to 211,667 shares of Common Stock at a price of $14.00. The approximate fair value of the warrants at the date of grant was not considered significant. The warrants are exercisable at any time after their grant date, and from time to time, in whole or in part, for 7 years from their grant dates, between December 2029 and January 2030. The exercise of such warrants remains subject to certain contractual provisions and a “cashless exercise” may be executed.

For more information about these private placements, see Note 17—Private Placements of Common and Preferred Stock in our consolidated financial statements included in our S-4 Registration Statement.

Liquidity

Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations.

Bancorp 34 (Parent Company)

Bancorp 34 has routine cash needs consisting primarily of operating expenses and debt service. Bancorp 34 can obtain funding to meet its obligations from dividends collected from its subsidiary, Bank 34, and through the issuance of varying forms of debt. At September 30, 2023, Bancorp 34 has cash and cash equivalents of $19.2 million, a $1.6 million note receivable from the Bank 34 ESOP, and debt outstanding, net of issuance costs, of $24.6 million. Management believes Bancorp 34 has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short and long-term.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Bank 34 may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2022 or 2023 and is not currently required. At September 30, 2023, Bank 34 could pay dividends to Bancorp 34 of approximately $6.7 million without prior regulatory approval. Through September 30, 2023, and for the year ended December 31, 2022, Bank 34 did not pay a dividend to Bancorp 34.

Bank 34

Bank 34’s liquidity management policy and our asset and liability management policy, or ALM policy, provides the framework that we use to seek to maintain adequate liquidity and sources of available liquidity at levels that will enable us to meet all reasonably foreseeable short-term, long-term and strategic liquidity demands. Our Asset and Liability Management Committee, or ALCO, is responsible for oversight of our liquidity risk management activities in accordance with the provisions of our ALM Policy and applicable bank regulatory capital and liquidity laws and regulations. Our liquidity risk management process includes (i) ongoing analysis and monitoring of our funding requirements under various economic and interest rate scenarios, (ii) review and monitoring of lenders, depositors, brokers and other liability holders to ensure appropriate diversification of funding sources and (iii) liquidity contingency planning to address liquidity needs in the event of unforeseen market disruption, including appropriate allocation of funds to a liquid portfolio of marketable securities and investments. We continuously monitor our liquidity position in order for our assets and liabilities to be managed in a manner that we believe will meet our immediate and long-term funding requirements. We seek to manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our stockholders. We also monitor our liquidity requirements in light of interest rate trends, changes in the economy, and the scheduled maturity and interest rate sensitivity of our securities and loan portfolios and deposits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control when we make investment decisions. Net deposit inflows and outflows, however, are far less predictable and are not subject to the same degree of certainty.

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers and capital expenditures. These liquidity requirements are met primarily through our deposits, FHLB advances, subordinated debt and the principal and interest payments we receive on loans and investment securities. Cash, interest-bearing deposits in third party banks, securities available for sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are available to us include the sale of loans we hold for investment, the ability to acquire additional national market non-core deposits, borrowings through the Federal Reserve’s discount window, and the issuance of additional debt or equity securities.

At September 30, 2023, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $14.5 million, or 2% of total assets, compared to $16.9 million, or 3% of total assets, at December 31, 2022. The decrease in our liquid assets was primarily due to a decrease in cash held at the Federal Reserve. Our available-for-sale securities at September 30, 2023, were $53.4 million, or 9% of total assets, compared to $58.6 million, or 10% of total assets, at December 31, 2022. Investment securities with an aggregate carrying value of $19.8 million and $8.2 million at September 30, 2023, and December 31, 2022, respectively, were pledged to secure various liquidity sources.

The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At September 30, 2023, net loans as a percentage of customer deposits were 101%, compared with 94% at December 31, 2022. For additional information related to our deposits, see the Deposits section above.

As of September 30, 2023, the Bank had a borrowing line with the FHLB of Dallas. Effective October 2, 2023, the Bank converted from the FHLB of Dallas to the FHLB of San Francisco. As of September 30, 2023, the Bank had one outstanding advance totaling $18.0 million. As of September 30, 2023, loans with a carrying value of $389.0 million were pledged to the FHLB San Francisco to prepare for the conversion and $19.8 million of securities were pledged to the FHLB of Dallas to secure the single remaining borrowing. Upon conversion to the FHLB of San Francisco, the Bank had a remaining borrowing availability of $127.3 million.

In addition, we have unused Federal funds lines-of-credit with certain other financial institutions totaling $39.8 million as of September 30, 2023.

Management believes the Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.

Capital Resources

Stockholders’ equity at September 30, 2023, was $60.4 million, compared to $49.2 million at December 31, 2022, an increase of $11.2 million, or 22.8%. The increase was primarily driven by the private placement of common and preferred shares generating $15.0 million in new equity, partially offset by the $1,726,000 net loss for the first nine months of the year and the $727,000 decrease to AOCI and $656,000 of dividends paid year to date. The private placement of equity was completed on January 27, 2023, representing the second round of the capital raise begun on December 30, 2022.

We are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.

Regulatory capital rules adopted in July 2013 and fully-phased in as of January 1, 2019, which we refer to as the Basel III rules, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with consolidated assets of more than $3 billion. In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain the fully-phased in “capital conservation buffer” of 2.5% on top of its minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1 risk-based capital, but the buffer applies to all three measurements (common equity Tier 1 risk-based capital, Tier 1 capital and total capital). At September 30, 2023, Bancorp 34 and Bank 34 exceeded the regulatory minimums and met the regulatory definition of well-capitalized.

The following table shows the regulatory capital ratios for Bancorp 34 at the dates indicated:

Bancorp 34 Consolidated Regulatory Capital Ratios	Actual		Minimum Required For Capital Adequacy Purposes (1)		Minimum Required To be Well- Capitalized under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of September 30, 2023
Total risk-based capital to risk-weighted assets	$98,474	19.85%	$39,685	8.00%	$	N/A	N/A	%
Tier 1 risk-based capital to risk-weighted assets	67,272	13.56	29,764	6.00		N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets	N/A	N/A	N/A	N/A		N/A	N/A
Tier 1 leverage capital to average assets	67,272	11.44	23,520	4.00		N/A	N/A

As of December 31, 2022
Total risk-based capital to risk-weighted assets	$85,108	17.72%	$38,422	8.00%	$	N/A	N/A	%
Tier 1 risk-based capital to risk-weighted assets	53,329	11.52	28,816	6.00		N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets	N/A	N/A	N/A	N/A		N/A	N/A
Tier 1 leverage capital to average assets	53,329	9.48	23,335	4.00		N/A	N/A
61

The following table shows the regulatory capital ratios for Bank 34 at the dates indicated:

Bank 34 Regulatory Capital Ratios	Actual		Minimum Required For Capital Adequacy Purposes (1)		Minimum Required To be Well- Capitalized under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023
Total risk-based capital to risk-weighted assets	$75,346	15.26%	$39,500	8.00%	$49,375	10.00%
Tier 1 risk-based capital to risk-weighted assets	69,144	14.00	29,633	6.00	39,511	8.00
Common Equity Tier 1 (CET 1) to risk-weighted assets	69,144	14.00	22,225	4.50	32,103	6.50
Tier 1 leverage capital to average assets	69,144	11.80	23,439	4.00	29,298	5.00

As of December 31, 2022
Total risk-based capital to risk-weighted assets	$64,942	13.57%	$38,286	8.00%	$47,857	10.00%
Tier 1 risk-based capital to risk-weighted assets	60,163	12.57	28,717	6.00	38,290	8.00
Common Equity Tier 1 (CET 1) to risk-weighted assets	60,163	12.57	21,538	4.50	31,111	6.50
Tier 1 leverage capital to average assets	60,163	10.34	23,274	4.00	29,092	5.00

Off-Balance Sheet items

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contractual or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral is primarily obtained in the form of commercial and residential real estate, including income producing commercial properties.

Standby letters of credit are conditional commitments issued by us to guarantee to a third-party the performance of a customer. Those guarantees are primarily issued to support public and private borrowing arrangements, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Commitments to make loans are generally made for periods of 90 days or less.

Our exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as for funded instruments. We do not anticipate any material losses as a result of the commitments and standby letters of credit.

The following table summarizes commitments as of the dates presented:

	September 30, 2023		December 31, 2022
(In thousands)	Fixed	Variable	Fixed	Variable
Undistributed portion of committed loans	$5,158	$11,718	$7,112	$16,090
Unused lines of credit	2,862	22,363	4,544	14,162
Total	$8,020	$34,081	$11,656	$30,252

Contractual Obligations

We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk.

The following table summarizes our contractual obligations as of September 30, 2023, and December 31, 2022:

		Less than	1-3	3-5	More than
(In thousands)	Total	1 Year	Years	Years	5 Years
September 30, 2023
Long-term debt:
FHLB term advances	$18,000	$18,000
Subordinated debt	24,581				24,581
Total long-term debt	42,581	18,000	0	0	24,581
Operating leases	2,076	247	592	670	567
Certificates of deposit	129,275	90,700	34,378	4,197
Total	$173,932	$108,947	$34,970	$4,867	$25,148

December 31, 2022
Long-term debt:
FHLB term advances	5,000	5,000
Subordinated debt	24,531				24,531
Total long-term debt	29,531	5,000	0	0	24,531
Operating leases	2,578	205	714	738	921
Certificates of deposit	73,493	50,025	21,627	1,841
Total	$105,602	$55,230	$22,341	$2,579	$25,452
63

Critical Accounting Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Our accounting and reporting estimates are in accordance with generally accepted accounting principles, or “GAAP” and conform to general practices within the banking industry. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of the ACL and fair value measurements to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. These policies require the reliance on estimates, assumptions and judgments, which may prove inaccurate and are subject to variations. Changes in underlying factors, estimates, assumptions or judgements could have a material impact on our future financial condition and results of operations.

Allowance for Credit Losses

A critical accounting policy is our accounting policy related to the ACL.  Effective January 1, 2023, we adopted ASU 2016-13, Financial Instruments – Measurement of Current Expected Credit Losses on Financial Instruments (“CECL”), which modified the accounting for credit losses from an incurred loss model to an expected credit loss model. Under the incurred loss model, losses on financial instruments are recognized when it is probable that a loss has been incurred, while CECL is an “expected credit loss” model. The expected loss model represents management’s estimate of expected credit losses to the full contractual maturity of the financial asset and is based on historical experience, current conditions and reasonable and supportable forecasts. The level of the ACL is calculated to maintain a reserve level that management considers sufficient to absorb estimated credit losses for financial instruments within the scope of the CECL model.  The Company believes the determination of the ACL involves a greater amount of judgment and complexity than its other significant accounting policies. Management’s determination of the adequacy of the ACL is based on the periodic evaluation of borrowers’ abilities to make loan payments, local and national economic conditions, and other subjective factors. The evaluation has subjective components requiring material estimates that include default probabilities, expected loss given default, and estimated losses based on historical loss experience and forecasted economic conditions. All these factors may be susceptible to significant change and when actual results differ from the estimates, additional provisions for credit losses may be required which would adversely impact profitability.

Qualitative factors are used in the CECL model to address various internal and external factors that may not be captured by the quantitative modeling or historical data needed to assess the expected losses of the loan portfolio’s full life cycle.  Qualitative factors considered include, but may not be limited to, the following: lending policies in procedures; changes in underwriting standards; nature and volume of financial assets; changes in lending staff; volume and severity of past due or adversely classified assets; changes in collateral values; and, the internal credit review function.

The Company uses a 12-month forecast that is reasonable and supportable within the ACL calculation and then reverts to historical credit loss experience on a straight-line basis over a one-year timeline. Historical loss experience is then used for the remaining life of the assets. The Company uses several economic variables in the calculation of the ACL, the most significant of which is the economic forecast for the national unemployment rate. In the September 30, 2023, estimate, the Company assumed a forecasted unemployment rate of 4.5%, which has improved from the January 1, 2023, forecasted rate of 5.7%. Changes in the economic forecast for unemployment rates could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Based on the September 30, 2023, sensitivity analysis, an increase in the unemployment rate of 1% would result in an increase in the ACL of approximately 2.3%.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based on quoted market prices, or if market prices are not available, is estimated using models employing various techniques.

The significant assumptions used in the models are independently verified against observable market data where possible. When observable market data is not available, the estimate of fair value becomes more subjective and involves a high degree of judgment. In this circumstance, fair value is estimated based on our judgment regarding the value that market participants would assign to the asset or liability. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent limitations to any valuation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

A portion of our assets and liabilities are carried at fair value on our consolidated balance sheet. The majority of these assets and liabilities are measured at fair value on a recurring basis, however, certain assets are measured at fair value on a nonrecurring basis based on the fair value of the underlying collateral.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable as Bancorp 34 is a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance regarding our control objective that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

The disclosures otherwise required by Item 308(c) of Regulation S-K are not applicable to the Company at this time due to the transition periods provided by Exchange Act Rule 15d-15(d).

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

2.1	Agreement and Plan of Merger by and between Bancorp 34, Inc. and CBOA Financial, Inc. dated as of April 27, 2023 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023.
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated December 21, 2023, by and between Bancorp 34, Inc. and CBOA Financial, Inc. to Agreement and Plan of Merger dated April 27, 2023 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File no. 333-273901) filed with the SEC on December 22, 2023.
3.1	Articles of Incorporation of Bancorp 34, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023.
3.2	Articles of Revival of Bancorp 34, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023.
3.3	Articles Supplementary of Bancorp 34, Inc. for Series A Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023.
3.4	Articles Supplementary of Bancorp 34, Inc. for Non-Voting Common Stock (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023.
3.5	Bylaws of Bancorp 34, Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023.
4.1	Form of common stock certificate of Bancorp 34, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4(File No. 333-273901) filed with the SEC on August 11, 2023.
4.2	Bancorp 34, Inc. will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant.
4.3	Form of Registration Rights Agreement by and among Bancorp 34 and the parties signatories thereto (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief financial Officer.
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.

**	Furnished.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCORP 34, INC.
(Registrant)

Date: December 27, 2023	/s/ James Crotty
James Crotty
Chief Executive Officer (Principal Executive Officer)

Date: December 27, 2023	/s/ Kevin Vaughn
Kevin Vaughn
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
67