Form 10-K
period 2023-12-31
Bancorp 34, Inc.
filed 2024-03-08
CIK 1668340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-273901

BANCORP 34, INC.

(Exact name of registrant as specified in its charter)

Maryland	74-2819148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8777 E. Hartford Dive, Suite 100

Scottsdale, Arizona 85255

(623) 334-6064

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $28.2 million.

As of March 7, 2024, there were approximately 3,873,895 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical or current fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “plan,” “predict,” “project,” “forecast,” “guidance,” “goal,” “objective,” “prospects,” “possible” or “potential,” by future conditional verbs such as “assume,” “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements include, but are not limited to, statements related to our belief that sources of available liquidity are adequate to meet our current and expected liquidity needs, our plans to meet future cash needs through the generation of deposits, and statements regarding our business plan and strategies, including our proposed merger with CBOA Financial Inc. (“CBOA”) and the expected timing to close the merger and obtaining the necessary consents and approvals to close the merger. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, are difficult to predict and are generally beyond our control.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	the failure to close our previously announced merger with CBOA (the "merger") when expected or at all because required regulatory approvals and other closing conditions, including obtaining requisite shareholder approvals, are not received or satisfied on a timely basis or at all, and the risk that any regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed merger;
•	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement;
•	the possibility that the anticipated benefits of the merger, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where Bancorp 34 and CBOA do business or as a result of other unexpected factors or events;
•	the impact of purchase accounting with respect to the merger, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
•	diversion of management’s attention from ongoing business operations and opportunities;
•	potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the merger;
•	the integration of the business and operations of CBOA, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to CBOA’s existing business;
•	challenges retaining or hiring key personnel;
•	business disruptions resulting from or following the merger;
•	the proposed merger with CBOA being more expensive or taking longer to complete than anticipated, including as a result of unexpected factors or events;
•	the outcome of pending or threatened litigation or of matters before regulatory agencies, whether currently existing or commencing in the future, including litigation related to the merger;
•	increased capital requirements, other regulatory requirements or enhanced regulatory supervision;
•	the inability to grow revenue and earnings;
•	the inability to efficiently manage operating expenses;
•	changes in interest rates and capital markets;
•	changes in asset quality and credit risk;
•	changes in deposit costs and liquidity risk;
1

•	adverse changes in economic conditions;
•	capital management activities;
•	customer borrowing, repayment, investment and deposit practices;
•	the impact, extent and timing of technological changes;
•	changes in legislation, regulation, policies or administrative practices, whether by judicial, governmental or legislative action, including, but not limited to, the Coronavirus Aid, Relief, and Economic Security Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which we refer to as the Dodd-Frank Act, and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection and insurance, and the ability to comply with such changes in a timely manner;
•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
•	changes in interest rates, which may affect Bancorp 34’s net income and other future cash flows, or the market value of Bancorp 34’s assets, including its investment securities;
•	changes in accounting principles, policies, practices or guidelines;
•	failure to attract new customers and retain existing customers in the manner anticipated;
•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan or other systems;
•	the adverse effects of events beyond each party’s control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in each party’s customers’ supply chains or disruption in transportation; and
•	other actions of the Federal Reserve and legislative and regulatory actions and reforms.

We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on any forward-looking statements. You should also consider the risks, assumptions and uncertainties set forth in the “Risk Factors” section of this Form 10-K. Further, any forward-looking statement speaks only as of the date on which it is made and we do not intend to and disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws.

2

SUMMARY OF MATERIAL RISKS

An investment in our securities involves risks, including those summarized below. For a more complete discussion of the material risks facing our business, see “Item 1A. Risk Factors.”

Risks Related to Bancorp 34 and its Business

Economic and Geographic-Related Risks

•	Our business may be adversely affected by economic and market conditions, including inflation.
•	The Federal Reserve’s implementation of significant economic strategies that have affected interest rates, inflation, asset values and the yield curve may have a significant negative effect on our business and clients.

Lending and Interest Rate Risk

•	If we fail to effectively manage credit risk, our business and financial condition will suffer.
•	Our estimated allowance for credit losses may be insufficient to absorb actual losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.
•	We are exposed to higher credit risk by commercial real estate, commercial business, and construction lending.
•	A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.
•	Nonperforming assets take significant time and resources to resolve and adversely affect our results of operations and financial condition.
•	We are subject to interest rate risk, which could adversely affect our financial condition and profitability.
•	Rapidly rising interest rates may negatively affect our investments in securities and the cost of our funding sources, including deposits.
•	A flat or inverted yield curve may reduce the net interest margin and adversely affect our loan and investment portfolios.
•	We are subject to environmental liability risk associated with our lending activities.

Operational Risks

•	We are subject to losses due to errors, omissions or fraudulent behavior by our employees, clients or others.
•	We are exposed to the possibility of technology failure and a disruption in our operations may adversely affect us.
•	Fraud is a major, and increasing, operational risk for us and all banks.
•	A failure in, or breach of, our operational or security systems or infrastructure, or those of our third party vendors, including as a result of cyber-attacks, could disrupt our businesses, damage our reputation, and cause losses.
•	Our risk management framework may not be effective in mitigating risks or losses.
•	Our ability to maintain our reputation is critical to the success of our business.
•	Failure to complete our proposed merger with CBOA could negatively impact us.
•

Regulatory approvals for our proposed merger with CBOA may not be maintained, may take longer than expected or may impose conditions that are not presently anticipated, cannot be met, or that could have an adverse effect on the combined company following the merger.

•	Combining the Company and CBOA may be more difficult, costly or time consuming than expected and we may fail to realize the anticipated benefits and cost savings of the merger.
•	Interest rate volatility may adversely impact the fair value adjustments of investments and loans acquired in our proposed merger with CBOA.
•	Shareholder litigation could prevent or delay the completion of our proposed merger with CBOA or otherwise negatively impact our business, financial condition and results of operations.
•	We depend on our executive officers and other key employees, and our ability to attract additional key personnel, and we could be harmed by the unexpected loss of their services.
•	Failure to keep pace with technological change could adversely affect our business.
3

Industry-Related Risks

•	We are exposed to the possibility that more prepayments may be made by customers to pay down loan balances, which could reduce our interest income and negatively impact our operating results.
•	We could experience a loss due to competition with other banks or because consumers decide not to use banks.
•	Failure to keep pace with technological change could result in losses.
•	Our industry is subject to technology-driven disruption.
•	We may be adversely affected by the lack of soundness of other financial institutions.
•	The value of securities in our investment portfolio may decline in the future.

Capital and Liquidity Risks

•	We may need additional capital resources in the future, which may not be available when needed or at all.
•	Liquidity, primarily through deposits, is essential to our business model, and a lack of liquidity or an increase in the cost of liquidity could materially impair our ability to fund our operations.
•	We may not be able to maintain a strong core deposit base or access other low-cost funding sources.
•	Deposit levels may be affected, fairly quickly, by changes in monetary policy.

Risks Related to Strategic Plans

•	Future mergers and acquisitions may subject us to risks, which could disrupt our business and dilute stockholder value.
•	We may be unable to grow our business organically, which could adversely affect our business.
•	New lines of business or new products and services may subject us to additional risk.

Legal, Accounting, Regulatory and Compliance Risks

•	The banking industry is heavily regulated and that regulation, together with any future legislation or regulatory changes, could limit or restrict our activities and adversely affect our operations or financial results.
•	Failure to maintain regulatory capital ratios could result in regulatory actions.
•	We face risks related to compliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
•	Consumer lending laws restrict our ability to originate certain mortgage loans and increase our risk on such loans.
•	We are subject to fair lending laws, and failure to comply with these laws could lead to material penalties.
•	The Federal Reserve may require us to commit capital resources to support Bank 34.
•	We are subject to claims and litigation, which could result in additional expenses and reputational damage.
•	The expanding body of federal, state and local regulations may increase the cost of compliance and the risk of noncompliance regarding servicing and selling loans.
•	We could be subject to changes in tax laws, regulations and interpretations or challenges to our income tax provision.

Risks Related to Bancorp 34 Common Stock

•	Some provisions of our organizational documents may have anti-takeover effects that could discourage an acquisition.
•	We are a “smaller reporting company,” and the reduced reporting requirements applicable to Bancorp 34 may make our common stock less attractive to investors.
•	Substantial future sales of our common stock could cause our stock price to decline.
•	As a reporting issuer under Section 15(d) of the Exchange Act, we file more limited reports with the SEC than other companies registered under Section 12 of the Exchange Act.
•	Our articles of incorporation include a forum selection clause.
4

PART I

Item 1. Business

As used in this report, unless the context requires otherwise, the terms “Bancorp 34,” “we,” “us” and “our” refer to Bancorp 34 and its consolidated subsidiaries before the pending merger with CBOA.

History and Growth

Bancorp 34, Inc. is a Maryland corporation that was organized in 2016 and originally headquartered in Alamogordo, New Mexico. Bancorp 34 was formed to be the successor to Alamogordo Financial Corp. upon completion of the second step mutual-to-stock conversion (the “conversion”) of AF Mutual Holding Company (the “MHC”), the top tier mutual holding company of Alamogordo Financial Corp. Alamogordo Financial Corp. was the former mid-tier holding company for Bank 34. Prior to completion of the conversion, approximately 54.7% of the shares of common stock of Alamogordo Financial Corp. were owned by the MHC. In conjunction with the conversion, the MHC and Alamogordo Financial Corp. merged into the Bancorp 34, Inc. The conversion was completed on October 11, 2016. We sold a total of 1,879,484 shares of common stock at $10.00 per share in the second-step offering. Concurrent with the completion of the stock offering, each share of Alamogordo Financial Corp. stock owned by public stockholders (stockholders other than the MHC) was exchanged for 2.0473 shares of our common stock. The conversion was accounted for as a capital raising transaction by entities under common control.

Bancorp 34 common stock was previously traded on the NASDAQ Stock Market. On August 14, 2020, Bancorp 34 notified the NASDAQ Stock Market of its intent to file a Notification of Removal from Listing and/or Registration Under Section 12(b) of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission on or about August 25, 2020 to effect the voluntary delisting of its common stock from NASDAQ. The delisting of Bancorp 34’s common stock became effective on or about August 25, 2020. As of September 2020, Bancorp 34 also terminated the registration of its common stock under Section 12(b) of the Exchange Act and suspended its periodic reporting obligations with the SEC. Bancorp 34’s common stock is currently quoted on the OTC Markets Groups, Inc.’s OTCQB Venture Market under the symbol “BCTF.”

On December 30, 2022, and January 27, 2023, we entered into Securities Purchase Agreements, which we refer to collectively, as the “securities purchase agreements,” with Castle Creek Fund VIII, L.P. (“Castle Creek”) and Brush Creek-B 34, LLC (“Brush Creek”) and other accredited investors, pursuant to which we sold: (i) 1,359,497 shares of our common stock, par value $0.01 per share, at a purchase price of $14.00 per share; (ii) 820,115 shares of a new series of preferred stock, Series A convertible perpetual preferred stock, par value $0.01 per share, at a purchase price of $14.00 per share (the “Series A Preferred Stock”); and (iii) warrants to purchase 211,667 shares of Non-Voting Common Stock at an exercise price equal to $14.00 per share, in private placement transactions, which we collectively refer to as the “private placement”, for net proceeds of approximately $29.7 million after considering a portion of the placement fee was paid with 62,000 shares of common stock. The final net cash received from the private placement, after issuance expenses, including placement fees and other issuance/due diligence costs of $880,660 and $193,302, respectively, was $28.6 million.

In connection with the private placement, effective July 19, 2023, we filed Articles Supplementary with the Maryland State Department of Assessments and Taxation to convert the 1,100,000 shares of Series A Preferred Stock to Castle Creek and other accredited investors to Non-Voting Common Stock. For more information regarding the securities purchase agreements, see Item 13. Certain Relationships and Related Transactions, and Director Independence—Arrangements with Castle Creek and Brush Creek, on page 130.

On January 4, 2023, Bank 34 notified the OCC of its election to operate as a covered savings association, which election was confirmed by the OCC, effective January 31, 2023. As a covered savings association, Bank 34 has the same rights and privileges as a national bank that has its main office situated in Scottsdale, Arizona and is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that would apply to such a national bank. In addition Bank 34’s activities became subject to the laws, regulations, and safety and soundness expectations as a similarly located national bank, except for certain limited enumerated purposes.

Recent Developments

On April 27, 2023, Bancorp 34 and CBOA entered into a merger agreement, which was amended on December 21, 2023 (the “merger agreement”). Under the merger agreement, CBOA will merge with and into Bancorp 34, with Bancorp 34 continuing as the surviving entity. Immediately following the merger, Commerce Bank of Arizona will merge with and into our wholly-owned subsidiary bank, Bank 34, with Bank 34 continuing as the surviving bank (the “bank merger”). Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each outstanding share of CBOA common stock will be converted into the right to receive 0.2628 shares of Bancorp 34 common stock. The merger agreement was approved by the boards of directors of Bancorp 34 and CBOA, and is subject to customary closing conditions, including receipt of required regulatory approvals and the approvals of the shareholders of CBOA and stockholders of Bancorp 34. A special shareholder meeting of CBOA to approve the merger agreement is scheduled for March 18, 2024, and a special stockholder meeting of Bancorp 34 to approve the merger agreement is also scheduled for March 18, 2024. The proposed merger is expected to close in the first quarter of 2024.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and position us to execute our business strategy successfully:

Specialized commercial bank operating in key high growth Arizona and New Mexico markets. Following the completion of the merger with CBOA, we will be the second largest commercial bank headquartered in Arizona and the largest commercial bank headquartered in Arizona with assets under $10 billion. Our extensive suite of financial products and services combined with our growth goals and initiatives has made us attractive to bankers and business development professionals who prefer to work with a specialized commercial bank. Over the past several years our capital investments have focused around building talent and expertise in commercial lending. Combined with the fact that our current footprint, inclusive of the potential merger with CBOA, positions us in growth areas in Arizona and New Mexico, we believe there is a high degree of further organic growth opportunity. While we are confident in our ability to offer our customers specialized commercial banking services and our future growth opportunities in our markets, there is no assurance that we will be able to achieve our strategic initiatives. Risks associated with our strategic plans are discussed in the Risk Factors of this Annual Report on Form 10-K, see “Risk Factors—Risks Related to Strategic Plans,” beginning on page 42.

Effective talent and customer acquisition strategy in growth markets benefitting from recent consolidations. The markets we serve have experienced significant bank consolidation, and we have a demonstrated track record in attracting both talent and customers created from this disruption. Particularly in our Arizona and New Mexico markets, we have been able to recruit high quality teams and successfully grow organically. We were able to make significant capital investments in people, technology, and infrastructure to create a top-tier commercial platform, and we recruited seasoned bankers in our markets of operation. Although we have been successful in attracting talent and customers in our market areas in the recent past due to market disruption, there is no assurance this trend will continue or that we will be able to retain key personnel or our customers. For example, if new competitors enter our markets, they may seek to retain our key personnel and compete with us for our current customers. Risks associated with our dependence on key personnel are discussed in the Risk Factors of this Annual Report on Form 10-K, see “Risk Factors—Operational Risks,” beginning on page 33.

Attractive core deposit franchise. Our deposit franchise is supported by substantial core deposits, which we define as total deposits less certificates of deposit greater than $250,000, less repurchase obligations and brokered deposits. As of December 31, 2023, core deposits totaled $396.6 million or 86.2% of total deposits, CDs over $250,000 totaled $43.9 million, or 9.5% of total deposits, and brokered deposits totaled $19.5 million, or 4.2% of total deposits. There were no repurchase obligations at December 31, 2023. Within our core deposit base, noninterest bearing core deposits totaled $88.1 million, or 19.2% of total deposits. Additionally, within the core deposit base, $151.7 million, or 38.3% of core deposits, have balances in excess of the FDIC’s deposit insurance limit and are estimated to be uninsured. In total, as of December 31, 2023, $195.6 million or 42.5% of the company’s total deposit base was estimated to be uninsured. Our core deposit base results from a focus on commercial and consumer banking opportunities in our markets and opportunistic growth in commercial treasury management related accounts across our higher growth markets. We believe that our core deposit generation is powered by our strong personal service, visibility in our markets, broad commercial banking, and convenient services such as remote deposit capture and commercial internet banking. Although we have been successful in maintaining a high level of core deposits, there is no assurance this success will continue and that our percentages of core deposits to total deposits will not decrease as customer preferences for products and services change or, due to new technology or economic factors or due to customer preferences to limit uninsured deposit exposure. Risks associated with our business are discussed in the Risk Factors of this Annual Report on Form 10-K, see “Risks Factors—Risks Related to Our Business,” beginning on page 26.

Our Market Areas

At December 31, 2023, Bank 34 operated three branches located in two states, Arizona and New Mexico, which we refer to as our “geographic footprint.”

		Bank 34
State	Total Deposits ($000)(1)	# of Branches(1)	Market Share(1)	Deposits in Market ($000)(1)
Arizona	208,902,217	1	0.15%	314,849
New Mexico	43,818,063	2	0.40%	176,527

(1)	Based solely on FDIC data, including total deposits, number of branches, market share and deposits in market as of June 30, 2023.
6

Our Business Strategy

Our goal is to build a premier regional bank serving the key markets of Phoenix and Tucson, Arizona as well as Southern New Mexico, primarily by investing in people, technology and infrastructure to create a top-tier banking platform. Our business is focused on providing specialized commercial and consumer banking services to our clients, with an emphasis on key growth markets. Our unwavering commitment to serving local communities has led to a high-quality core deposit franchise focused in stable and growing markets that provides a low-cost funding base for our lending opportunities.

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

Grow our core deposit franchise. The strength of our deposit franchise is derived from strong, lasting relationships with our clients and a focus on being an integral part of the communities where we do business. Our deposit footprint has provided, and we believe will continue to provide, principal support for the growth of our loan portfolio. As of December 31, 2023, core deposits, which we define as total deposits less certificates of deposit greater than $250,000 and brokered deposits comprised 86.2% of total deposits, driving a total average deposit cost of 2.93% for the year ended December 31, 2023. A key element of our funding strategy is a focus on commercial and consumer banking relationships in our markets, specifically growing traditional commercial and industrial relationships. Additionally, we believe our treasury management business will continue to benefit our attractive funding base.

Continue our greater Southern Arizona and New Mexico market expansion. The greater Phoenix and Tucson markets has been a top strategic priority for our organization from an organic and acquisition perspective. The Arizona market has been our fastest growing market and its robust economy will allow for growth opportunity. In addition to our organic expansion, on a pro forma basis, if we close our proposed merger with CBOA, the acquired CBOA business will represent 40% of our pro forma deposit base, as of December 31, 2023, and if the merger closes, we anticipate growing our Southern Arizona deposit base in the years to come.

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

Competition

The financial services industry is highly competitive and we compete for loans, deposits and customer relationships in our geographic footprint. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, loan production offices and other providers of financial services, including nontraditional financial technology companies or FinTech companies, as well as super-regional, national and international financial institutions that operate offices in our market areas and elsewhere. Many of our nonbank competitors which are not subject to the same extensive federal regulations that govern bank holding companies and banks, may have certain competitive advantages.

We compete for loans principally through the quality of our client service and our responsiveness to client needs in addition to competing on interest rates and loan fees. Management believes that our long-standing presence in the community and personal one-on-one service philosophy enhances our ability to compete favorably in attracting and retaining individual and business customers. We actively solicit deposit-related clients and compete for deposits by offering personal attention, competitive interest rates, and professional services made available through experienced bankers and multiple delivery channels that fit the needs of our markets.

We believe the financial services industry will likely continue to become more competitive as further technological advances enable more financial institutions to provide expanded financial services without having a physical presence in our markets. We have focused on providing value-added products and services to our clients, which we are able to do because of our close relationships with them. We believe our ability to provide a flexible, sophisticated products and a customer-centric process to our customers and clients allows us to stay competitive in the financial services environment.

Our Banking Services

Our banking services have been, and are, the cornerstone of our operations, through which we provide a full range of deposit and lending products. We are dedicated to serving the banking needs of businesses, professionals and individuals in our markets through our approach of personalized, relationship-based service. We strive to become trusted advisers to our clients and achieve long-term relationships. We deliver a wide range of banking products and services tailored to meet the needs of our clients across our geographic footprint.

Lending Activities

We offer a range of lending services, including commercial and industrial loans, commercial and residential real estate loans, real estate construction loans, and consumer loans. Our customers are generally commercial businesses, professional services and retail consumers within our market areas.

Our loan portfolio as of the date indicated was comprised as follows:

	December 31, 2023
(In thousands)	Amount	% of total loans
1-4 Family residential real estate	61,645	13.5%
Commercial	50,169	10.9%
Consumer and other	698	0.2%
Construction	34,538	7.5%
NOO CRE	168,404	36.8%
OO CRE	82,228	17.9%
Multifamily	60,546	13.2%
Total gross loans	$458,228	100%

Commercial and Industrial Loans

Our commercial and industrial loans are typically made to small- and medium-sized manufacturing, service, wholesale and retail businesses for working capital and operation needs and business expansions, including the purchase of capital equipment. Commercial and industrial loans include our specialty lending verticals such as public finance offerings to our charter school and municipal based customers, asset based lending and structured finance products. Commercial and industrial loans also includes our healthcare, SBA and other small business lending products. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. Because we are a bank with long standing ties to the businesses and professionals operating in our geographic footprint, we are able to tailor our commercial and industrial loan programs to meet the needs of our clients. Growing our commercial and industrial loan portfolio is an important area of emphasis for us and we intend to continue to grow this portfolio.

Commercial and industrial loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. As a result, the repayment risk is subject to the ongoing business operations of the borrower. Any interruption or discontinuance of operating cash flows from the borrower’s business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan. Further, commercial and industrial loans may be secured by the collateral described above, which if the business is unsuccessful, typically have values insufficient to satisfy the loan without a loss.

SBA loans. We participate in the SBA 7(a) program in order to meet the needs of our small business. SBA guarantees are conditional and cover a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender. As such, prudent underwriting and closing processes are essential to effective utilization of the SBA 7(a) program.

Commercial and Residential Real Estate Loans

Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness and ability to repay the loan. When we make new real estate loans, we obtain a security interest in real estate whenever possible, in addition to any other available collateral, to increase the likelihood of the ultimate repayment of the loan. To assess concentration risk, we monitor collateral type and industry concentrations within this portfolio.

Commercial Real Estate Loans. Our commercial real estate loans consist of both owner-occupied and non-owner occupied commercial real estate loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as offices, warehouses, production facilities, health care facilities, hotels, mixed-use residential/commercial, retail centers, assisted living facilities and self-storage facilities. As of December 31, 2023, $82.2 million of our commercial real estate loan portfolio, or 17.9% of our loan portfolio, was owner-occupied commercial real estate loans, and $168.4 million of our commercial real estate loan portfolio, or 36.8% of our loan portfolio, was non-owner occupied commercial real estate loans. Commercial real estate loans are often larger and involve greater risks than other types of lending. Adverse developments affecting commercial real estate values in our market areas could increase the credit risk associated with these loans, impair the value of property pledged as collateral for these loans, and affect our ability to sell the collateral upon foreclosure without a loss. Furthermore, adverse developments affecting the business operations of the borrowers of our owner-occupied commercial real estate loans could significantly increase the credit risk associated with these loans. Due to the larger average size of commercial real estate loans, we face the risk that losses incurred on a small number of commercial real estate loans could have a material adverse impact on our financial condition and results of operations.

Multifamily Loans. Multifamily loans are those properties that have five or more units with borrowers who are primarily commercial entities. The bank finances loans in several different multifamily types but does not have a concentration in any one type and does not do any specialty lending in this area. As with commercial real estate loans, adverse developments within that sector of the economy could increase the credit risk associated with multifamily loans. These loans are made primarily in our marketplace.

Residential Real Estate Loans. Like our commercial real estate loans, our residential real estate loans are secured by real estate, the value of which may fluctuate significantly over a short period of time as a result of market conditions in the area in which the real estate is located. Adverse developments affecting real estate values in our market areas could therefore increase the credit risk associated with these loans, impair the value of property pledged as collateral and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. We primarily make our residential real estate loans to qualified individuals and investors in accordance with our real estate lending policies, which detail maximum loan to value ratios and maturities. The repayment of these loans are also affected by a borrower’s adverse personal circumstances.

Construction Loans. Our construction real estate loans include commercial construction, land acquisition, and land development loans and single-family interim construction loans to small- and medium-sized businesses and individuals. We target experienced local developers to lend to. Construction loans carry a high risk because repayment of these loans is dependent, in part, on the success of the ultimate project or, to a lesser extent, the ability of the borrower to refinance the loan or sell the property upon completion of the project, rather than the ability of the borrower or guarantor to repay principal and interest.

Deposit Products

We obtain most of our deposits from small and medium-sized businesses and individuals in our markets. We solicit deposits through our relationship-driven team of dedicated and accessible bankers and through community-focused marketing. We emphasize obtaining deposit relationships at loan origination. We provide a high level of customer service to our depositors. We have invested in personnel, business and compliance processes and technology that enable us to acquire, and efficiently and effectively serve, a wide array of business deposit accounts, while continuing to provide the level of customer service for which we are known. We currently offer a comprehensive range of business deposit products and services to assist with the banking needs of our business customers, including a variety of remote deposit and cash management products along with commercial transaction accounts.

Credit Administration and Loan Review

Certain credit risks are inherent in making loans. These include repayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. We seek to control credit risk both through disciplined underwriting of each transaction, as well as active credit management processes and procedures to manage risk and minimize loss throughout the life of a loan. We seek to maintain a broadly diversified loan portfolio in terms of type of customer, type of loan product, geographic area and industries in which our business customers are engaged. We have developed tailored underwriting criteria and credit management processes for each of the various loan product types we offer our customers.

Underwriting. In evaluating each potential loan relationship, we adhere to a disciplined underwriting evaluation process that includes the following:

•	understanding the customer’s financial condition and ability to repay the loan;
•	verifying that the primary and secondary sources of repayment are adequate in relation to the amount and structure of the loan;
•	observing appropriate loan-to-value guidelines for collateral secured loans; and
•	maintaining loan, lien, and collateral documentation.

Loan Approval Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. We have established several levels of lending authority that have been delegated by the board of directors to our Chief Executive Officer, Chief Credit Officer and other personnel in accordance with our loan policy. Approval authority limits are based on the total exposure of the borrower and are conditioned on the loan conforming to the policies contained in the loan policy. Any exceptions to the loan policy are disclosed in credit monitoring reports.

Ongoing Credit Risk Management. In addition to the tailored underwriting process described above, we perform ongoing risk monitoring and review processes for credit exposures. Although we grade and classify our loans internally, we engage an independent third-party professional firm to perform regular loan reviews and confirm loan classifications. We strive to identify potential problem loans early in an effort to aggressively seek resolution of these situations before they create a loss. We record any necessary charge-offs promptly and maintain appropriate allowances for credit losses to absorb expected charge-offs.

In general, whenever a particular loan or overall borrower relationship is downgraded from a pass grade to a watch or substandard grade based on one or more standard loan grading factors, our relationship manager (who is typically the loan officer) and credit team members engage in active evaluation of the asset to determine the appropriate resolution strategy. Management regularly reviews the status of the watch list and classified assets portfolio as well as the larger credits in the portfolio.

Concentrations of Credit Risk. Diversification of risk is a key factor in prudent asset management. While the loan portfolio is concentrated in real estate, management monitors the diversification within the commercial real estate portfolio closely and no segments exceed 15% of the loan portfolio. Concentration risk is actively monitored by management and reviewed by our board of directors, and exposures relating to borrower, industry and commercial real estate categories are tracked and measured against established policy limits and guidelines.

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, a bank is subject to a legal lending limit on loans to a single borrower of 15% of the bank’s capital and unimpaired surplus, or 25% if the loan is fully secured. The dollar amounts of the Bank 34’s lending limit increases or decreases as capital increases or decreases. We are able to sell participations in its larger loans to other financial institutions, which allows us to better manage the risk and exposure involved with larger loans and to meet the lending needs of our customers requiring extensions of credit in excess of regulatory limits.

Bank 34’s legal lending limit as of December 31, 2023, on loans to a single borrower was $11.1 million (15%), and $18.5 million (25%), for fully secured loans.

Human Capital Resources

We are committed to provide, develop and retain a high performing and diverse workforce that fosters a healthy, safe and productive work environment for our employees to maximize individual and organizational potential and position us as an employer of choice.

Employee Profile. As of December 31, 2023, we had 50 full-time employees and 1 part-time employee. Our employees are not covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Compensation and Benefits. We believe our competitive compensation and benefits package, along with our positive and inclusive work environment, bring out the best in our employees. We have designed our compensation program around the philosophy of mutual respect and the continued success of our organization. We know that our most valuable asset is our people. We offer competitive benefits to our employees and their families. These programs include a 401(k) plan with an employer matching contribution, an Employee Stock Ownership Plan (ESOP), healthcare and insurance benefits, flexible spending accounts, paid time off, tuition reimbursement, volunteer and parenting leave and an employee assistance program.

We annually review benefit programs and compensation programs to seek to ensure that we remain competitive in our markets to meet the needs of our employees and their families.

Learning and Development. Our goal is to better equip our managers and leaders with the most effective resources and tools to succeed in their roles. We want to create strong leaders with a platform that allows open communication, provides consistency across regions as well as fosters growth and development. Our goal is to establish strong leaders who will be able to effectively engage their employees to meet and reinforce the mission and goals of Bank 34. We have internal programs for emerging managers and leaders that are designed to train and enhance the skills of our employees to promote career advancement from within our company. In addition, we facilitate the educational and professional development of our employees through financial support to attend conferences and obtain degrees, licenses and certifications while employed by us.

Available Information

Since November 13, 2023, the date our joint registration statement on Form S-4 was declared effective, Bancorp 43 became a reporting company pursuant to Section 15(d) of the Exchange Act and accordingly will file annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K with the SEC. These reports will be available on the SEC’s website at http://www.sec.gov. We intend to furnish to our stockholders our annual reports containing our audited consolidated financial statements certified by an independent registered public accounting firm.

We also maintain a website at www.bank34.com. The information on, or accessible through, our website or any other website cited in this Annual Report on Form 10-K is not part of, or incorporated by reference into, this Annual Report on Form 10-K.

SUPERVISION AND REGULATION

General

Bancorp 34 and Bank 34 are subject to extensive banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect consumers and depositors, rather than Bancorp 34 stockholders.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions. The following summary is qualified by reference to the statutory and regulatory provisions discussed. These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. We are unable to predict these future changes or the effects, if any, that these changes could have on our business, revenues, and results of operations.

Legislative and Regulatory Developments

Although the 2008 financial crisis has now passed, the legislative and regulatory response, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), will continue to have an impact on our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act was signed into law in July 2010 and impacts financial institutions in numerous ways, including:

•	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk;
•	Granting additional authority to the Federal Reserve to regulate certain types of nonbank financial companies;
•	Granting new authority to the FDIC as liquidator and receiver;
•	Changing the manner in which deposit insurance assessments are made;
•	Requiring regulators to modify capital standards;
•	Establishing the Consumer Financial Protection Bureau (the “CFPB”);
•	Capping interchange fees that certain banks charge merchants for debit card transactions;
•	Imposing more stringent requirements on mortgage lenders; and
•	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Bank Holding Company Regulation

We own 100% of the outstanding capital stock of Bank 34, a federal savings association which elected to be treated as a “covered savings association” in January 2023, and, therefore, we are considered to be a bank holding company registered under the federal Bank Holding Company Act of 1956 (the “BHC Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the BHC Act and its regulations promulgated thereunder.

Permitted Activities

Under the BHC Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•	banking or managing or controlling banks;
•	furnishing services to or performing services for our subsidiaries; and
•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;
•	making, acquiring, brokering or servicing loans and usual related activities;
•	leasing personal or real property;
•	operating a non-bank depository institution, such as a savings association;
•	trust company functions;
•	financial and investment advisory activities;
•	conducting discount securities brokerage activities;
•	underwriting and dealing in government obligations and money market instruments;
•	providing specified management consulting and counseling activities;
•	performing selected data processing services and support services;
•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
•	performing selected insurance underwriting activities.

The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

Financial Holding Company

A bank holding company can elect to be treated as a “financial holding company,” which would allow it to engage in a broader array of activities. In summary, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.

Bancorp 34 has not elected to be treated as a financial holding company.

Expansion Activities

The BHC Act requires a bank holding company to obtain the prior approval of the Federal Reserve before merging with another bank holding company, acquiring substantially all the assets of any bank or bank holding company, or acquiring directly or indirectly any ownership or control of more than 5% of the voting shares of any bank. A bank holding company is also prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in nonbanking activities, other than those determined by the Federal Reserve to be so closely related to banking as to be a proper incident to the business of banking. In addition, the prior approval of the OCC is required for a federal savings association to merge with another bank or purchase the assets or assume the deposits of another bank. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act (discussed below).

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHC Act and the Bank Merger Act and adopt a plan for revitalization of such practices. There are many steps that must be taken by the agencies before any formal changes to the framework for evaluating bank mergers can be finalized and the prospects for such action are uncertain at this time; however, the adoption of more expansive or prescriptive standards may have an impact on our acquisition activities. On December 18, 2023, the U.S. Department of Justice (“DOJ”) released its updated merger guidelines, which modified certain criteria, including a reduction of market concentration calculations by which the DOJ would presume a substantial lessening of competition or the creation of a monopoly. Additionally, the updated merger guidelines focus on a number of other factors related to competitiveness and the impact of the merger upon various constituencies, including customers and workers. While bank regulators, and not the DOJ, typically have addressed anti-trust concerns in connection with bank mergers with a focus on market concentration, the DOJ guidelines and public comments from DOJ officials suggest that the DOJ could weigh in on more bank mergers in the future. On January 29, 2024, the Office of the Comptroller of the Currency proposed amendments to its business combination rules and added a proposed policy statement regarding its evaluation of factors under the Bank Merger Act. While the amendments and policy statement are not final, it is expected that the proposed policy statement would set forth standards by which certain mergers would raise regulatory concerns as well as procedures to extend and augment public comments on proposed mergers. These amendments and the policy statement could delay merger and other business combination approvals in the future.

Change in Control

Two statutes, the BHC Act and the Change in Bank Control Act, together with regulations promulgated under them, require some form of regulatory review before any company may acquire “control” of a bank or a bank holding company. Under the BHC Act, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the board of directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. On January 30, 2020, the Federal Reserve issued a final rule (which became effective September 30, 2020) that clarified and codified the Federal Reserve’s standards for determining whether one company has control over another. The final rule established four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.

Under the Change in Bank Control Act, a person or company is generally required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. Transactions subject to the BHC Act are exempt from Change in Bank Control Act requirements.

Source of Strength

There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC insurance funds in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under a policy of the Federal Reserve and the Dodd-Frank Act, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (a) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (b) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

The Federal Reserve also has the authority under the BHC Act to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities’ additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

The Federal Deposit Insurance Act also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder.

Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Requirements

The Federal Reserve imposes certain capital requirements on bank holding companies under the BHC Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to such holding company’s bank subsidiary and are described below under “Bank Regulation—Capital and Related Requirements.”

Dividend Payments

Our ability to pay dividends to our stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. Bancorp 34 is a Maryland corporation and subject to the limitations of the MGCL. The MGCL allows Bancorp 34 to pay dividends from the net earnings of the corporation for the fiscal year in which the dividend is made, the net earnings of the corporation for the preceding fiscal year, or the sum of net earnings of the corporation for the preceding eight fiscal quarters. The MGCL provides that no dividends may be made by a corporation if, after giving effect to the dividend, the corporation would not be able to pay its indebtedness as it becomes due in the usual course of business, or the corporation’s total assets would be less than the sum of the corporation’s total liabilities plus, unless the charter permits otherwise, the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution.

In addition, as a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (a) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (b) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (c) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Under Federal Reserve policy, bank holding companies are expected to inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III rules, financial institutions that seek to pay dividends must maintain the 2.5% capital conservation buffer. See “Bank Regulation—Capital and Related Requirements” below.

Stock Buybacks and Other Capital Redemptions

Under Federal Reserve policies and regulations, bank holding companies must seek regulatory approval prior to any redemption that would reduce the bank holding company’s consolidated net worth by 10% or more, prior to the redemption of most instruments included in Tier 1 or Tier 2 capital with features permitting redemption at the option of the issuing bank holding company, or prior to the redemption of equity or other capital instruments included in Tier 1 or Tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. Bank holding companies are also expected to both inform the Federal Reserve reasonably in advance of a redemption or repurchase of common stock if such buyback results in a net reduction of the company’s outstanding amount of common stock below the amount outstanding at the beginning of the fiscal quarter, and to consult with the Federal Reserve generally prior to engaging in stock buybacks.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, which we refer to as “Sarbanes-Oxley,” implemented a broad range of corporate governance, accounting and reporting measures for companies, that have securities registered under the Exchange Act. Bancorp 34 became subject to Sarbanes-Oxley on November 13, 2023. Sarbanes-Oxley and the various regulations promulgated under Sarbanes-Oxley, established, among other things: (a) requirements for audit committees, including independence, expertise, and responsibilities; (b) additional responsibilities relating to financial statements for the Chief Executive Officer and Chief Financial Officer of reporting companies; (c) standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (d) increased disclosure and reporting obligations for reporting companies and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during blackout periods; and (e) a range of civil and criminal penalties for fraud and other violations of the securities laws.

Bank Regulation

Bank 34 is a federal savings association, which elected and was approved to be treated as a “covered savings association” (CSA) in January of 2023. A CSA has the same rights and privileges as a national bank that has its main office situated in the same location as the home office of the CSA and is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that would apply to such a national bank. As such, Bank 34’s activities are now subject to the same laws, regulations, and safety and soundness expectations as a national bank located in the State of Arizona, including any appropriate enforcement action for failure to comply with applicable laws and regulations. As a CSA, Bank 34 retained its federal savings association charter and must continue to comply with the provisions of law applicable to federal savings associations for certain limited purposes enumerated in federal regulations, including governance (e.g., incorporation, organization, charter, bylaws, board of directors, shareholders, mutual members, and dividends), consolidation, merger, dissolution, conversion, conservatorship, receivership, and other purposes determined by OCC regulation.

As a covered federal savings association, Bank 34 is subject to regulation and supervision primarily by the OCC and secondarily by the Federal Reserve, the FDIC, and the CFPB. We are subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Bank 34. The OCC regularly examines Bank 34’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Bank 34 is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations.

Capital and Related Requirements

We are subject to comprehensive capital adequacy requirements intended to protect against losses that we may incur. Regulatory capital rules, which we refer to as Basel III, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all state and national banks and savings and loan associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies,” generally holding companies with consolidated assets of less than $3 billion. More stringent requirements are imposed on “advanced approaches” banking organizations—those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted into the Basel II capital regime.

The rules include certain higher risk-based capital and leverage requirements than those previously in place. Specifically, we are required to maintain the following minimum capital requirements:

•	a common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6%;
•	a total risk-based capital ratio of 8%; and
•	a leverage ratio of 4%.

Under Basel III, Tier 1 capital includes two components: CET1 capital and additional Tier 1 capital. The highest form of capital, CET1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, Tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital generally includes the allowance for credit losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt and qualifying tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution. AOCI is presumptively included in CET1 capital and often would operate to reduce this category of capital. When implemented, Basel III provided a one-time opportunity for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, under Basel III, a banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The following effective minimum capital plus capital conservation buffer ratios are applicable: (a) a CET1 capital ratio of 7.0%, (b) a Tier 1 risk-based capital ratio of 8.5%, and (c) a total risk-based capital ratio of 10.5%.

The capital rules require that goodwill and other intangible assets (other than mortgage servicing assets), net of associated deferred tax liabilities (“DTLs”), be deducted from CET1 capital. Additionally, deferred tax assets (“DTAs”) that arise from net operating loss and tax credit carryforwards, net of associated DTLs and valuation allowances, are fully deducted from CET1 capital. However, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, along with mortgage servicing assets and “significant” (defined as greater than 10% of the issued and outstanding common stock of the unconsolidated financial institution) investments in the common stock of unconsolidated “financial institutions” are partially includible in CET1 capital, subject to deductions defined in the rules.

The OCC also considers interest rate risk (arising when the interest rate sensitivity of Bank 34’s assets does not match the sensitivity of its liabilities or its off-balance sheet position) in the evaluation of the bank’s capital adequacy. Banks with excessive interest rate risk exposure are required to hold additional amounts of capital against their exposure to losses resulting from that risk. Through the risk-weighting of assets, the regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s lending and trading activities.

Bank 34’s capital categories are determined solely for the purpose of applying the “prompt corrective action” rules described below and they are not necessarily an accurate representation of its overall financial condition or prospects for other purposes. Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. See “Prompt Corrective Action” below.

Banks and holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. We do not have any immediate plans to use the community bank leverage ratio framework but may make such an election in the future.

Prompt Corrective Action

As an insured depository institution, we are required to comply with the capital requirements promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”). The FDICIA requires each federal banking agency to take prompt corrective action (“PCA”) to resolve the problems of insured depository institutions, including those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of capital ratios: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2023, we maintained capital ratios that exceeded the minimum ratios established for a “well capitalized” institution.

The following is a list of the criteria for each PCA capital category:

Well Capitalized—The institution exceeds the required minimum level for each relevant capital measure. A well-capitalized institution:

•	has total risk-based capital ratio of 10% or greater; and
•	has a Tier 1 risk-based capital ratio of 8% or greater; and
•	has a common equity Tier 1 risk-based capital ratio of 6.5% or greater; and
•	has a leverage capital ratio of 5% or greater; and
•	is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

Adequately Capitalized—The institution meets the required minimum level for each relevant capital measure. The institution may not make a capital distribution if it would result in the institution becoming undercapitalized. An adequately capitalized institution:

•	has a total risk-based capital ratio of 8% or greater; and
•	has a Tier 1 risk-based capital ratio of 6% or greater; and
•	has a common equity Tier 1 risk-based capital ratio of 4.5% or greater; and
•	has a leverage capital ratio of 4% or greater.

Undercapitalized—The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution:

•	has a total risk-based capital ratio of less than 8%; or
•	has a Tier 1 risk-based capital ratio of less than 6%; or
•	has a common equity Tier 1 risk-based capital ratio of less than 4.5% or greater; or
•	has a leverage capital ratio of less than 4%.

Significantly Undercapitalized—The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution:

•	has a total risk-based capital ratio of less than 6%; or
•	has a Tier 1 risk-based capital ratio of less than 4%; or
•	has a common equity Tier 1 risk-based capital ratio of less than 3% or greater; or
•	has a leverage capital ratio of less than 3%.

Critically Undercapitalized—The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

Depending upon the capital category to which an institution is assigned, the primary federal regulators’ corrective powers include: (a) requiring the institution to submit a capital restoration plan; (b) limiting the institution’s asset growth and restricting its activities; (c) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (d) restricting transactions between the institution and its affiliates; (e) restricting the interest rate that the institution may pay on deposits; (f) ordering a new election of directors of the institution; (g) requiring that senior executive officers or directors be dismissed; (h) prohibiting the institution from accepting deposits from correspondent banks; (i) requiring the institution to divest certain subsidiaries; (j) prohibiting the payment of principal or interest on subordinated debt; and (k) ultimately, appointing a receiver for the institution.

CECL

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (a) address the implementation of a new credit impairment model, the Current Expected Credit Loss, or CECL model, an accounting standard under United States generally accepted accounting principles (U.S. GAAP); (b) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (c) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. We implemented CECL effective January 1, 2023. Upon adoption, we recorded an increase to the ACL on the loans held-for-investment of $604,000, established an ACL on unfunded commitments of $164,000 established an ACL on held-to-maturity investments of $38,000 recorded an increase to deferred tax asset of $152,000 and a corresponding one-time cumulative reduction to retained earnings, net of tax, of $654,000 in the consolidated balance sheet as of January 1, 2023.

Dividend Payments

The primary source of funds for Bancorp 34 is dividends from Bank 34. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, Bank 34 exceeded its capital requirements under applicable guidelines as of December 31, 2023. Notwithstanding the availability of funds for dividends, the OCC may prohibit the payment of dividends by Bank 34 if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain the 2.5% capital conservation buffer. See “Capital and Related Requirements” above.

Community Reinvestment Act and Fair Lending Requirements

Bank 34 is subject to certain fair lending requirements and reporting obligations involving its home mortgage lending operations. Each bank is also subject to certain requirements and reporting obligations under the Community Reinvestment Act (“CRA”). The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. The CRA further requires the agencies to take into account a bank’s record of meeting community credit needs when evaluating applications for, among other things, new branches or mergers. Bank 34 received a “satisfactory” CRA Assessment Rating from the OCC in its most recent examination. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities of the bank, including in acting on expansionary proposals.

On October 24, 2023, the federal banking agencies issued a final rule to amend the regulations implementing the CRA. The rule significantly expands the number of areas in which a bank is evaluated, materially changes the tests used to evaluate the bank in those areas and expands the data a bank must collect and report. The final rule takes effect April 1, 2024, but the majority of its operative provisions are effective January 1, 2026, with the data reporting requirements effective January 1, 2027. We expect the rule will increase Bank 34’s obligations and compliance costs necessary to achieve a “Satisfactory” or “Outstanding” rating under the CRA.

Fair Lending Requirements

We are subject to certain fair lending requirements and reporting obligations involving lending operations. A number of laws and regulations provide these fair lending requirements and reporting obligations, including, at the federal level, the Equal Credit Opportunity Act, or the “ECOA,” as amended by the Dodd-Frank Act, and Regulation B, as well as the Fair Housing Act, or the “FHA,” and regulations implementing the FHA. ECOA and Regulation B prohibit discrimination in any aspect of a credit transaction based on a number of prohibited factors, including race or color, religion, national origin, sex, marital status, age, the applicant’s receipt of income derived from public assistance programs, and the applicant’s exercise, in good faith, of any right under the Consumer Credit Protection Act. ECOA and Regulation B include lending acts and practices that are specifically prohibited, permitted, or required, and these laws and regulations proscribe data collection requirements, legal action statute of limitations, and disclosure of the consumer’s ability to receive a copy of any appraisal(s) and valuation(s) prepared in connection with certain loans secured by dwellings. FHA prohibits discrimination in all aspects of residential real-estate related transactions based on prohibited factors, including race or color, national origin, religion, sex, familial status, and handicap.

In addition to prohibiting discrimination in credit transactions on the basis of prohibited factors, these laws and regulations can cause a lender to be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of persons. If a pattern or practice of lending discrimination is alleged by a regulator, then the matter may be referred by the agency to the DOJ, for investigation. In December 2012, the DOJ and CFPB entered into a Memorandum of Understanding under which the agencies have agreed to share information, coordinate investigations, and have generally committed to strengthen their coordination efforts. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with fair lending requirements into account when regulating and supervising other activities of the bank, including in acting on expansionary proposals.

Consumer Protection Regulations

The activities of Bank 34 are subject to a variety of statutes and regulations designed to protect consumers. Bank regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act—the primary federal law that prohibits “unfair or deceptive acts or practices” and unfair methods of competition in or affecting commerce (“UDAP” or “FTC Act”). “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices” (“UDAAP”). The CFPB has brought a variety of enforcement actions for violations of UDAAP provisions and CFPB guidance continues to evolve.

Interest and other charges collected or contracted for by us are subject to state usury laws and federal laws concerning interest rates. Our loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the Truth-In-Lending Act, or “TILA,” and Regulation Z, governing disclosures of credit and servicing terms to consumer borrowers and including substantial requirements for mortgage lending and servicing, as mandated by the Dodd-Frank Act;
•	the Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities they serve;
•	ECOA and Regulation B, prohibiting discrimination on the basis of race, color, religion, or other prohibited factors in any aspect of a credit transaction;
•	the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act and Regulation V, as well as the rules and regulations of the FDIC governing the use of consumer reports, provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;
•	the Fair Debt Collection Practices Act and Regulation F, governing the manner in which consumer debts may be collected by collection agencies and intending to eliminate abusive, deceptive, and unfair debt collection practices;
•	the Real Estate Settlement Procedures Act, or “RESPA,” and Regulation X, which governs various aspects of residential mortgage loans, including the settlement and servicing process, dictates certain disclosures to be provided to consumers, and imposes other requirements related to compensation of service providers, insurance escrow accounts, and loss mitigation procedures;
•	The Secure and Fair Enforcement for Mortgage Licensing Act, the “SAFE Act,” which mandates a nationwide licensing and registration system for residential mortgage loan originators. The SAFE Act also prohibits individuals from engaging in the business of a residential mortgage loan originator without first obtaining and maintaining annually registration as either a federal or state licensed mortgage loan originator;
•	The Homeowners Protection Act, or the PMI Cancellation Act, provides requirements relating to private mortgage insurance on residential mortgages, including the cancellation and termination of PMI, disclosure and notification requirements, and the requirement to return unearned premiums;
•	The Fair Housing Act prohibits discrimination in all aspects of residential real-estate related transactions based on race or color, national origin, religion, sex, and other prohibited factors;
•	The Servicemembers Civil Relief Act and Military Lending Act, providing certain protections for servicemembers, members of the military, and their respective spouses, dependents and others; and
•	Section 106(c)(5) of the Housing and Urban Development Act requires making home ownership available to eligible homeowners.

The deposit operations of Bank 34 are also subject to federal laws, such as:

•	the Federal Deposit Insurance Act which, among other things, limits the amount of deposit insurance available per insured depositor category to $250,000 and imposes other limits on deposit-taking;
•	the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•	the Electronic Funds Transfer Act and Regulation E, which governs the rights, liabilities, and responsibilities of consumers and financial institutions using electronic fund transfer services, and which generally mandates disclosure requirements, establishes limitations on liability applicable to consumers for unauthorized electronic fund transfers, dictates certain error resolution processes, and applies other requirements relating to automatic deposits to and withdrawals from deposit accounts;
•	The Expedited Funds Availability Act and Regulation CC, setting forth requirements to make funds deposited into transaction accounts available according to specified time schedules, disclose funds availability policies to customers, and relating to the collection and return of checks and electronic checks, including the rules regarding the creation or receipt of substitute checks; and
•	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

The CFPB is an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products and services. The CFPB has the authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets such as us, for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. As such, the CFPB may participate in examinations of Bank 34. In addition, states are permitted to adopt consumer protection laws and regulations that are stricter than the regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of consumer financial products and services, including rules regarding residential mortgage loans. These rules implement Dodd-Frank Act amendments to ECOA, TILA and RESPA. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability-to-repay” test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages, including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence, and mortgage origination disclosures, which integrate existing requirements under TILA and RESPA; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; and (iv) comply with new disclosure requirements and standards for appraisals and certain financial products. The CFPB may issue regulations that impact products and services offered by Bank 34. The CFPB has engaged in rulemakings that affect, among other things, credit card late fees, overdraft fees, data collection and reporting requirements for small business lenders such as Bank 34, and personal financial data rights, including a proposed rule announced on January 17, 2024, that would, among other requirements, limit the overdraft fees that banks with greater than $10 billion in assets could charge.

Bank regulators take into account compliance with consumer protection laws when considering approval of any proposed expansionary proposal, including merger proposals.

Anti-Money Laundering and the USA Patriot Act

Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The program must comply with the anti-money laundering provisions of the Bank Secrecy Act, or the “BSA.” Bancorp 34 and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions, foreign customers, and other high risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and certain laws provide law enforcement authorities with increased access to financial information maintained by banks. Financial institutions must comply with requirements regarding risk-based procedures for conducing ongoing customer due diligence, which requires the institutions to take appropriate steps to understand the nature and purpose of customer relationships and identify and verify the identity of the beneficial owners of legal entity customers.

Anti-money laundering obligations have been substantially strengthened as a result of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, which we refer to as the “USA PATRIOT Act.” Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing cease and desist orders and money penalty sanctions against institutions that have not complied with these requirements.

The USA PATRIOT Act amended the Bank Secrecy Act and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (a) requiring standards for verifying customer identification at account opening; (b) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (c) reports by nonfinancial trades and businesses filed with the U.S. Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; (d) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations; and (e) requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Under the USA PATRIOT Act, the regulators can provide lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the applicable governmental authorities.

On January 1, 2021, Congress overrode former President Trump’s veto and thereby enacted the National Defense Authorization Act for Fiscal Year 2022, or “NDAA.” The NDAA provides for one of the most significant overhauls of the BSA and related anti-money laundering laws since the USA Patriot Act. Notably, changes include:

•	expansion of coordination and information sharing efforts among the agencies tasked with administering anti-money laundering and countering the financing of terrorism requirements, including the Financial Crimes Enforcement Network, or “FinCEN,” the primary federal banking regulators, federal law enforcement agencies, national security agencies, the intelligence community, and financial institutions;
•	providing additional penalties with respect to violations of BSA and enhancing the powers of FinCEN;
•	significant updates to the beneficial ownership collection rules and the creation of a registry of beneficial ownership which will track the beneficial owners of reporting companies which may be shared with law enforcement and financial institutions conducting due diligence under certain circumstances;
•	improvements to existing information sharing provisions that permit financial institutions to share information relating to SARs with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and
•	enhanced whistleblower protection provisions, allowing whistleblower(s) who provide original information which leads to successful enforcement of anti-money laundering laws in certain judicial or administrative actions resulting in certain monetary sanctions to receive up to 30% of the amount that is collected in monetary sanctions as well as increased protections.

Under the USA PATRIOT Act, FinCEN can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact FinCEN.

The Office of Foreign Assets Control

The Office of Foreign Assets Control (“OFAC”), which is an office in the U.S. Department of the Treasury, is responsible for helping to ensure that U.S. entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts; owned or controlled by, or acting on behalf of target countries, and narcotics traffickers. If a bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze or block the transactions on the account.

Financial Privacy and Cybersecurity

Under privacy protection provisions of the Gramm-Leach-Bliley Act of 1999, and related regulations, we are limited in our ability to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third-party. Federal banking agencies, including the OCC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services.

Consumers must be notified in the event of a data breach under applicable federal and state laws. Under federal regulations, banking organizations are required to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the federal regulation. Banks’ service providers are required under the federal regulation to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours.

See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity and Item 1C. Cybersecurity for a further discussion of risk management strategies and governance processes related to cybersecurity.

Deposit Premiums and Assessments

Bank 34’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to $250,000, the maximum amount permitted by law. The FDIC uses the DIF to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. As an FDIC-insured bank, we must pay deposit insurance assessments to the FDIC based on our average total assets minus our average tangible equity.

As an institution with less than $10 billion in assets, our assessment rates are based on the level of risk we pose to the FDIC’s DIF. The initial base rate for deposit insurance is between three and 30 basis points. Total base assessment after possible adjustments now ranges between 1.5 and 40 basis points. For established smaller institutions, such as us, the total base assessment rate is calculated by using supervisory ratings as well as (a) an initial base assessment rate, (b) an unsecured debt adjustment (which can be positive or negative), and (c) a brokered deposit adjustment.

In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, under the Dodd-Frank Act, the minimum designated reserve ratio for the DIF was increased to 1.35% of the estimated total amount of insured deposits. Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DIF reserve ratio to decline below the statutory minimum of 1.35%. In November 2023, following the closures of Silicon Valley Bank and Signature Bank and in connection with its systemic risk determination announced on March 12, 2023, the FDIC announced a special deposit insurance assessment rate of 13.4 basis points beginning in the first quarterly assessment period of 2024, adjusted to exclude the first $5 billion in deposits for an anticipated total of eight quarterly assessment periods.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a notice and hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

CRE Guidance

In December 2015, the federal banking regulators released a statement entitled “Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending” (the “CRE Guidance”). In the CRE Guidance, the federal banking regulators (a) expressed concerns with institutions that ease CRE underwriting standards, (b) directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and (c) indicated that they will continue to pay special attention to CRE lending activities and concentrations. The federal banking regulators previously issued guidance in December 2006, entitled “Interagency Guidance on Concentrations in CRE Lending, Sound Risk Management Practices,” which stated that an institution that is potentially exposed to significant CRE concentration risk should employ enhanced risk management practices. Specifically, the guidance states that such institutions have (i) total CRE loans representing 300% or more of the institution’s total capital and (ii) the outstanding balance of such institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary policies of the U.S. and its agencies. The Federal Open Market Committee’s monetary policies have had, and are likely to continue to have, an important effect on the operating results of banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects on the levels of bank loans, investments and deposits through its open market operations in U.S. government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. We cannot predict the nature or effect of future changes in such monetary policies.

Future Legislation and Regulation

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied or interpreted. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation has in the past and may in the future affect the regulatory structure under which we operate and may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital or modify our business strategy, or limit our ability to pursue business opportunities in an efficient manner. Our business, financial condition, results of operations or prospects may be adversely affected, perhaps materially, as a result.

Item 1A. Risk Factors

An investment in our securities involves risks and uncertainties. In addition to the other information set forth in this Form 10-K, including the information addressed under “Forward-Looking Statements,” investors in our securities should carefully consider the risk factors discussed below. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations, and capital position and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Form 10-K, in which case the trading price of our securities could decline. The risk factors discussed below highlight the risks that we believe are material to us, but do not necessarily include all risks that we may face, and an investor in our securities should not interpret the disclosure of a risk in the following risk factors to state or imply that the risk has not already materialized.

General Risk Factors

Our historical operating results may not be indicative of our future operating results.

We may not be able to grow our banking businesses and our historical results of operations will not necessarily be indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our banking businesses, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

There are risks, many beyond our control, which could cause our results to differ significantly from management’s expectations. Some of these risk factors are described below. Any factor described in this report could, by itself or together with one or more other factors, adversely affect our business, results of operations and/or financial condition. Additional risks and uncertainties not currently known to us or that we currently consider to not be material also may materially and adversely affect us. In assessing these risks, you should also refer to other information disclosed in our SEC filings, including the financial statements and notes thereto.

Risks Related to Our Business

Economic and Geographic-Related Risks

Our business may be adversely affected by economic conditions. Generally, in periods of economic downturns, including periods of rising interest rates and recessions, our realized credit losses increase, our deposit and funding costs increase, demand for our products and services declines, and the credit quality of our loan portfolio declines.

Our financial performance generally, and in particular, the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on is highly dependent upon the business environment in the primary markets where we operate and in the United States as a whole. Unlike larger financial institutions that are more geographically diversified, we are a community bank that provides banking and financial services to customers primarily in Arizona and New Mexico. The economic conditions in these markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole.

Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation, monetary supply, fluctuations in the debt and equity capital markets, and the strength of the domestic economy and the local economies in the markets in which we operate. Unfavorable market conditions can result in a deterioration of the credit quality of borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, foreclosures, additional provisions for credit losses, adverse asset values, a reduction in assets under management or administration, and an increase in our deposit and funding costs. A substantial component of our loan portfolio is secured by real estate. A decline in real estate values can negatively impact our ability to recover our investment should the borrower become delinquent. Loans secured by stock or other collateral may be adversely impacted by a downturn in the economy and other factors that could reduce the recoverability of our investment. Unsecured loans are dependent on the solvency of the borrower, which can deteriorate, leaving us with a risk of loss. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability of or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, epidemics and pandemics (such as COVID-19), state or local government insolvency, or a combination of these or other factors.

More specifically, the market conditions in the markets in which we have a presence may be different from, and could be worse than, the economic conditions in the United States as a whole. As of July 2023, the unemployment rates in Arizona and New Mexico were each 3.6% while the United States unemployment rate was 3.8%. For the first quarter of 2023 as compared to the fourth quarter of 2022, Arizona and New Mexico had gross domestic product (GDP) growth of 0.7% and 0.4%, respectively, as compared to 1.5% GDP growth for the United States over the same time period. Additionally, for the first quarter of 2023 each of Arizona and New Mexico had deposit growth of $3.5 billion and $34 million, respectively. As discussed elsewhere in these Risk Factors, inflationary pressures have caused the Federal Reserve to recently increase interest rates although the Federal Reserve has indicated that there could be interest rate decreases in 2024. Increases in interest rates in the past have led to recessions of various lengths and intensities and might lead to such a recession in the near future. Such a recession or any other adverse changes in business and economic conditions generally or specifically in the markets in which we operate could affect our business, including causing one or more of the following negative developments:

•	an increase in our deposit and funding costs;
•	a decrease in the demand for loans and other products and services we offer;
•	a decrease in our deposit account balances as customers move funds to seek to obtain maximum federal deposit insurance coverage or to seek higher interest rates;
•	a decrease in the value of the collateral securing our residential or commercial real estate loans;
•	a permanent impairment of our assets; or
•	an increase in the number of customers or other counterparties who default on their loans or other obligations to us, which could result in a higher level of nonperforming assets, net charge-offs, and provision for credit losses.

The impact of the COVID-19 pandemic is fluid and there is pervasive uncertainty surrounding the future economic conditions that will emerge in the years following the onset of the pandemic. Moreover, as economic conditions relating to the pandemic have improved over time, the Federal Reserve has shifted its focus to limiting inflationary and other potentially adverse effects of the pandemic-related government stimulus, which signals the potential for a continued period of economic uncertainty. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, the potential resurgence of economic and political tensions with China, the Russian invasion of Ukraine, and conflict in the Middle East, each of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits. These economic conditions and/or other negative developments in the domestic or international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Inflationary pressures present a potential threat to our results of operation and financial condition.

The United States generally and the regions in which we operate specifically have recently experienced, for the first time in decades, significant inflationary pressures, evidenced by higher gas prices, higher food prices and higher prices for other consumer items. Accordingly, inflation can result in material adverse effects upon our customers, their businesses and, as a result, our financial position and results of operation. Inflation also can and does generally lead to higher interest rates, which have their own separate risks. Decreased deposit balances could result in our reliance upon higher cost funding sources. See Lending and Interest Rate Risks included in these Risk Factors below.

The Federal Reserve has implemented significant economic strategies that have affected interest rates, inflation, asset values, and the shape of the yield curve. These strategies have had, and will continue to have, a significant impact on our business and on many of our clients.

To illustrate: in response to the recession in 2008-09 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives designed to lower rates and make credit easier to obtain. The Federal Reserve changed course in 2015, raising rates several times through 2018. The last raise in 2018 was accompanied by a substantial and broad stock market decline. In 2019, the Federal Reserve began to lower rates. In 2020, in response to economic disruption associated with the COVID-19 pandemic, the Federal Reserve quickly reduced short-term rates to extremely low levels and acted to influence the markets to reduce long-term rates as well. During 2021, the Federal Reserve significantly reduced its “easing” actions that held down long-term rates. During 2022, the Federal Reserve switched to a tightening policy. It raised short term rates significantly and rapidly over most of the year. Those actions triggered a significant decline in the values of most categories of U.S. stocks and bonds; impacted bank asset values, funding costs, and liquidity resources; significantly raised recessionary expectations for the U.S.; and inverted the yield curve through the second quarter of 2023. The Federal Reserve has slowed the rate of increases in 2023 with 25 basis point increases occurring in February, March, May, and July. The Federal Reserve has not increased interest rates since July and has indicated that interest rate decreases may occur in 2024.

These increases in interest rates may have significant and adverse effects upon our business as well as the business of many of our customers. For example, the raising of short-term interest rates: (i) increases our cost of funds due largely to overall increases in the cost of our deposits which may decrease our net interest margin; (ii) increases the cost of our other funding sources such as borrowings from the Federal Home Loan Bank, which we utilize for liquidity, may further decrease our net interest margins; (iii) may cause a further decline in the value of our investment portfolio which could result in unrealized or realized losses if the investments are sold; (iv) may cause a decline in the demand for our products if borrowers are no longer able to afford our loans or if our competitors offer more attractive rates for loans or deposits; and (v) may cause an increase in the number of customers who default on their loans or obligations to us as they may not be able to fund higher loan payments on floating interest rate loans or have the ability to refinance maturing loans at higher interest rates. Risks associated with interest rates and the yield curve and their potential effects on financial institutions are further discussed in these Risk Factors under the Caption Lending and Interest Rate Risks.

Federal Reserve strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve.

Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, discourage borrowing, tighten the money supply, and restrain economic activity. However, as noted above, in 2022 short term rates rose faster than long term rates to the point that the yield curve inverted for much of the final two quarters of the year. This sort of phenomenon—where short term rates are raised more strongly and rapidly than long-term rates—is relatively common. It is not clear when long term rates are likely to catch up, or when short term rates will decrease, if at all.

Many external factors may interfere with the effects of Federal Reserve strategies or cause them to be changed, sometimes quickly. Such factors include significant economic trends or events as well as significant international monetary policies and events. As exemplified by the March 2023 bank failures in the U.S., such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict. Risks associated with interest rates and the yield curve and their potential effects on financial institutions are discussed in these Risk Factors under the Caption Lending and Interest Rate Risks.

Lending and Interest Rate Risks

If we fail to effectively manage credit risk, our business and financial condition will suffer.

We must effectively manage credit risk. There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending.

Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval, review and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Many of our loans are made to small and medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. Consequently, we may have significant exposure if any of these borrowers become unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.

Our estimated allowance for credit losses and fair value adjustments with respect to acquired loans may prove to be insufficient to absorb actual losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to ensure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and ability to meet our obligations. We evaluate the collectability of our loan portfolio and we maintain an allowance for credit losses that represents management’s judgment of expected credit losses in our loan portfolio that we believe to be adequate based on a variety of factors including but not limited to: the risk characteristics of various classifications of loans, previous loan loss experience, specific loans that have loss potential, delinquency trends, estimated fair market value of the collateral, current economic conditions, the views of our regulators, and geographic and industry loan concentrations. If our evaluation is incorrect and defaults by borrowers lead to credit losses that exceed our allowance for credit losses, our operating results could be significantly and adversely affected. No assurance can be given that the allowance for credit losses will be adequate to cover credit losses incurred in our portfolio. We may experience credit losses in our loan portfolio or perceive adverse conditions and trends that may require us to significantly increase our allowance for credit losses in the future, a decision that would unfavorably impact our operating results.

The application of the acquisition method of accounting in any future acquisitions, including the proposed merger with CBOA, will impact our allowance for credit losses. Under the acquisition method of accounting, all acquired loans will be recorded in our consolidated financial statements at their estimated fair value at the time of acquisition. To the extent that our estimates of fair value are too high, we will incur losses associated with the acquired loans.

In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance and provision for credit losses. Although we believe that the methodology used by us to determine the amount of both the allowance and provision for credit losses is effective, the regulators may conclude that changes are necessary based on information available to them at the time of their review, which could impact our overall credit portfolio. Such changes could result in, among other things, modifications to our methodology for determining our allowance or provision for credit losses or models, reclassification or downgrades of our loans, increases in our allowance for credit losses or other credit costs, imposition of new or more stringent concentration limits, restrictions in our lending activities and/or recognition of further losses. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for credit losses, we may need additional provisions for credit losses to restore the adequacy of our allowance for credit losses.

We are exposed to higher credit risk by commercial real estate, commercial business, and construction lending.

Commercial real estate, commercial business and construction lending usually involves higher credit risks than that of single-family residential lending. At December 31, 2023, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate (owner and non-owner occupied) 54.7%, commercial and industrial business 10.9%, and construction and land development lending 7.5%. These types of loans involve larger loan balances to a single borrower or groups of related borrowers.

Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends in some cases on successful development of their properties, as well as the factors affecting residential real estate borrowers. These loans may involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner. The increase in market rates could increase the risk that a borrower is unable to meet the credit standards needed to refinance a loan.

Commercial and industrial business loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Although commercial and industrial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because, for instance, accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

Risk of loss on a construction and land development loan depends largely upon whether our initial estimate of the property’s value at completion of construction exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

Commercial real estate, commercial business, and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans.

As of December 31, 2023, our commercial real estate loans (owner and non-owner occupied) were equal to 338% of the bank’s total risk-based capital. The banking regulators give commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for credit losses and capital levels as a result of commercial real estate lending growth and exposures.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loans are secured by real estate. As of December 31, 2023, approximately 88.9% of such loans had real estate as primary collateral. Additionally, certain loans may have real estate as a secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for credit losses, which could also adversely affect our business, financial condition, and results of operations.

We recently experienced the deterioration of a large out of market commercial real estate credit, and future deterioration in our commercial real estate loan portfolio could adversely affect our results of operations and financial condition.

To diversify the geographic scope of our commercial real estate loan portfolio, a portion of our commercial real estate and construction loan portfolios is secured by real estate outside of our market areas. At December 31, 2023, approximately 9.8% of our commercial real estate and construction loan portfolios were collateralized with out of market real estate. As of September 30, 2023, we experienced a deterioration of a large out of market commercial real estate loan which resulted in this loan becoming nonperforming as of September 30, 2023. As of December 31, 2023, a $3.3 million loss was recognized, and the remaining $3 million balance was transferred to other real estate owned. Subsequent to the December 31, 2023, balance sheet date, the note associated with the loan was sold for $2.5 million and an additional $0.5 million loss was taken in the first quarter of 2024. The additional deterioration in the value occurred due to the decline in rent collections in January and February of 2024 compared to December of 2023.

Due to this event, management engaged an external third-party to complete a loan review in the 4th quarter of 2023. This loan review included a review of approximately 90% of our out of market collateral loan portfolio. In addition, management conducted a review of the largest out of market credits, which included a review of the real estate appraisals for the out of market collateral real estate securing these credits. While the external third-party and management reviews did not indicate significant deterioration in our out of market collateral loan portfolio, we may experience material deteriorations with other existing real estate loans, including real estate loans in our out of market commercial real estate loan portfolio. In addition, management plans to limit out of market lending in the future.

Future deterioration in our commercial real estate loan portfolio could adversely affect our results of operations and financial condition. Other risks associated with our commercial real estate loan portfolio and nonperforming assets are further discussed in these Risk Factors under the Caption, Lending and Interest Rate Risk.

Nonperforming assets take significant time and resources to resolve and adversely affect our results of operations and financial condition.

At December 31, 2023, we had a total of approximately $5.2 million of nonperforming assets or approximately 0.90% of total assets. Our nonperforming assets adversely affect our operating results in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our operating results and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels regulators believe are appropriate in light of the ensuing risk profile. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our operating results and related ratios, such as return on assets and equity.

New accounting standards such as ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (CECL) could require us to increase our allowance for credit losses and may have a material adverse effect on our financial condition and results of operations.

The measure of our allowance for credit losses has been impacted by the adoption and interpretation of accounting standards. The Financial Accounting Standards Board, or FASB, has issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which became applicable to us in 2023. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment, unused commitments, and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the estimated collectability of loans held-for-investment, unfunded commitments, and held-to-maturity debt securities. This measurement takes place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model previously required under GAAP, which delayed recognition until it is probable a loss was incurred. Accordingly, the CECL model may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations. Upon adoption, we recorded an increase to the allowance for credit losses (ACL) on loans held-for-investment of $604,000, established an ACL on unfunded commitments of $165,000, established an ACL on held-to-maturity investments of $38,000, recorded an increase to deferred tax assets of $153,000, and a corresponding one-time cumulative reduction to retained earnings, net of tax, of $654,000 in the consolidated balance sheet as of January 1, 2023.

We are subject to interest rate risk, which could adversely affect our financial condition and profitability.

The majority of our banking assets are subject to changes in interest rates. For example, as of December 31, 2023, 34% of our loan portfolio, including loan level derivative instruments, consisted of floating and adjustable interest rate loans. Like most financial institutions, our earnings significantly depend on our net interest income, the principal component of our operating results, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. Many factors beyond our control impact interest rates, including economic conditions, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and disorder and instability in domestic and foreign financial markets. Changes in monetary policies of the various government agencies could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities.

In addition, changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment of loans, and the rates received on loans.

In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. Interest rate increases often result in larger payment requirements for our floating interest rate borrowers, which increases the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. An increase (or decrease) in interest rates may also require us to increase (or decrease) the interest rates that we pay on our deposits.

Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to increases in nonperforming assets, charge-offs and delinquencies, increases to the allowance for credit losses, and a reduction of income recognized, among others, which could have a material adverse effect on our capital, results of operations and cash flows. Further, when we place a loan on non-accrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets could have a material adverse impact on our net interest income.

Additionally, an increase in interest rates may not increase our net interest income to the same extent we currently anticipate based on our modeling estimates and the assumptions underlying such modeling. Our failure to benefit from an increased interest rate environment to the extent we currently estimate, to the same extent as our competitors or at all could have a material adverse effect on our business, financial condition and results of operations.

In response to the COVID-19 pandemic, the Federal Open Market Committee cut short-term interest rates to a record low range of 0% to 0.25%. Over the course of 2022 and throughout 2023 these record low rates were reversed, with the Federal Reserve continuing to signal its concerns with respect to inflation. Interest Rates have remained constant in the second half of 2023 with the Federal Reserve signaling that interest rate decreases could occur in 2024.

Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures.

We have traditionally obtained funds through local deposits and thus we have a base of lower cost transaction deposits. Generally, we believe local deposits are less expensive and more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from the Federal Reserve or from other institutional lenders and reflect a mix of transaction and time deposits, whereas brokered deposits typically are higher cost time deposits. Further, economic conditions and rising interest rates could result in a decrease in our transaction deposit account balances as customers seek to obtain maximum federal deposit insurance coverage or to seek higher interest rates. Our cost of funds has increased in the past 12 months due largely to overall increases in the cost of our deposits. Additionally, our costs of funds, operating results and liquidity are likely to be adversely affected if, and to the extent, we have to rely upon higher cost borrowings from the Federal Reserve or other institutional lenders, such as the Federal Home Loan Bank (“FHLB”), or upon brokers to fund liquidity needs, and changes in our deposit mix, pricing, and growth could adversely affect our profitability and the ability to expand our loan portfolio.

Rapidly rising interest rates will impact the value of our investment securities and the cost of our funding sources, including deposits.

Our operating results are highly dependent on our net interest income, which is the difference between the interest income paid to us on our loans and investments and the interest we pay to third parties such as our depositors, lenders and debt holders. Changes in interest rates can impact our profits and the fair values of certain of our assets and liabilities. Higher market interest rates and increased competition for deposits may result in higher interest expense, as we may offer higher rates to attract or retain customer deposits. Increases in interest rates also may increase the amount of interest expense we pay to creditors on short and long-term debt. Interest rate risk can also result from mismatches between the dollar amounts of re-pricing or maturing assets and liabilities and from mismatches in the timing and rates at which our assets and liabilities re-price. Changes in market values of investment securities classified as available for sale are impacted by higher rates and can negatively impact our other comprehensive income and equity levels through accumulated other comprehensive income, which includes net unrealized gains and losses on those securities. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position. We actively monitor and manage the balances of our maturing and re-pricing assets and liabilities to reduce the adverse impact of changes in interest rates, but there can be no assurance that we will be able to avoid material adverse effects on our net interest margin in all market conditions.

A flat or inverted yield curve may reduce our net interest margin and adversely affect our loan and investment portfolios.

The yield curve is a reflection of interest rates applicable to short and long-term debt. The yield curve is upward sloping when short-term rates are lower than long-term rates; it is flat when short-term rates and long-term rates are nearly the same; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is usually upward sloping (higher rates for longer terms). However, the yield curve can be relatively flat or inverted (downward sloping), which has happened several times in the past few years, and in fact was common in the second half of 2022 and throughout 2023. A flat or inverted yield curve, which tends to decrease net interest margin, would adversely impact our lending businesses and investment portfolio. The Federal Reserve, consistent with long-term goals, has been raising rates in response to inflation. We cannot predict how long those conditions will exist. In 2024 there is significant risk, especially if yield curve inversion remains common and a recession begins, that our net interest margin could compress.

We are subject to environmental liability and climate change risk associated with our business activities.

We own certain of our properties, and, in the course of our business, we may purchase real estate, or we may foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs required by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial and could exceed the value of the underlying properties. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Any significant environmental liabilities could have a material adverse effect on our business, financial condition and results of operations.

In addition, we are subject to the growing risk of climate change. Among the risks associated with climate change are more frequent severe weather events. Severe weather events such as droughts, heat waves, hurricanes, tropical storms, tornados, winter storms, freezes, flooding and other large-scale weather catastrophes in our markets subject us to significant risks and more frequent severe weather events magnify those risks. Large-scale weather catastrophes or other significant climate change effects that either damage or destroy residential or multifamily real estate underlying mortgage loans or real estate collateral, or negatively affects the value of real estate collateral or the ability of borrowers to continue to make payments on loans, could decrease the value of our real estate collateral or increase our delinquency rates in the affected areas and thus diminish the value of our loan portfolio. Such events could also cause downturns in economic and market conditions generally, which could have an adverse effect on our business and results of operations. The potential losses and costs associated with climate change related risks are difficult to predict and could have a material adverse effect on our business, financial condition and results of operation.

Operational Risks

We are subject to losses due to errors, omissions or fraudulent behavior by our employees, clients, counterparties or other third parties.

We are exposed to many types of operational risk, including the risk of fraud by employees and third parties, clerical recordkeeping errors and transactional errors. Our business is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions. We could be materially and adversely affected if employees, clients, counterparties or other third parties caused an operational breakdown or failure, either as a result of human error, fraudulent manipulation or purposeful damage to any of our operations or systems.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our operating results are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with GAAP or are materially misleading.

We are exposed to the possibility of technology failure and a disruption in our operations may adversely affect our business.

We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition. In addition, a disruption in our operations resulting from failure of transportation and telecommunication systems, loss of power, interruption of other utilities, natural disaster, fire, global climate changes, computer hacking or viruses, failure of technology, terrorist activity or the domestic and foreign response to such activity or other events outside of our control could have an adverse impact on the financial services industry as a whole and/or on our business. Our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses. The increased number of cyberattacks during the past few years has further heightened our attention to this risk.

Fraud is a major, and increasing operational risk for us and all banks.

Two traditional areas, deposit fraud (check kiting, wire fraud, etc.) and loan fraud, continue to be major sources of fraud attempts and loss. The sophistication and methods used to perpetrate fraud continue to evolve as technology changes. In addition to cybersecurity risk (discussed below), new technologies have made it easier for bad actors to obtain and use client personal information, mimic signatures and otherwise create false documents that look genuine. The industry fraud threat continues to evolve, including but not limited to card fraud, check fraud, social engineering and phishing attacks for identity theft and account takeover. Our anti-fraud measures are both preventive and, when necessary, responsive; however, some level of fraud loss is unavoidable, and the risk of a major loss cannot be eliminated.

Our ability to conduct and grow our businesses profitability is dependent in part upon our ability to create, maintain, expand, and evolve an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel with the ability to manage a complex business.

Operational risk can arise in many ways, including: errors related to failed or inadequate physical, operational, information technology, or other processes; faulty or disabled computer or other technology systems; fraud, theft, physical security breaches, electronic data and related security breaches, or other criminal conduct by associates or third parties; and exposure to other external events. Inadequacies may present themselves in myriad ways. Actions taken to manage one risk may be ineffective against others. For example, information technology systems may be sufficiently redundant to withstand a fire, incursion, malware, or other major casualty, but they may be insufficiently adaptable to new business conditions or opportunities. Efforts to make systems more robust may make them less adaptable, and vice-versa. Also, our efforts to control expenses, which is a significant priority for us, increases our operational challenges as we strive to maintain client service and compliance at high quality and low cost.

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As client, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics (such as the COVID-19 pandemic); events arising from local or larger scale political or social matters, including terrorist acts; and cyber-attacks.

As noted above, our business relies on our digital technologies, computer and email systems, software, and networks to conduct our operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our clients’ devices may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide services or security solutions for our operations, and other third parties, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

To date, we have experienced cybersecurity incidents. For example, we recently experienced cybersecurity incidents in June of 2023 in which an unauthorized third party gained access to the email accounts of two of our employees. After investigation, we could not definitively determine that sensitive customer information in these email accounts were not accessed by the unauthorized party. In response, we notified the affected customers of the incident in early September 2023, and have taken steps to mitigate our and our customers’ exposure to unauthorized activity. To date, we have incurred expenses of approximately $25,000 related to the cybersecurity incidents.

We may experience additional cybersecurity incidents in the future that are or may be deemed to be material. While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access, remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

Our board and its committees oversee our cybersecurity, disaster recovery and business continuity risk management framework. Our governance oversight of cybersecurity, disaster recovery and business continuity risk management framework may not be effective in mitigating risks and/or losses.

Our board of directors oversees our cybersecurity, disaster recovery and business continuity risk management framework. The board of directors reviews and approves our cybersecurity, disaster recovery and business continuity risk management framework on an annual basis. The board has delegated the primary review of our cybersecurity, disaster recovery and business continuity risk management framework and related policies and procedures to the board-level Information Security Committee, which reports and makes recommendations to the board of directors in these regards. Senior management is responsible for establishing, implementing, maintaining and testing our policies and procedures related to cybersecurity, disaster recovery and business continuity and provides reports on these matters to the Information Security Committee. The Information Security Committee reports its activities to the full board of directors.

While we have implemented a cybersecurity, disaster recovery and business continuity risk management framework to mitigate our loss and risk exposure, there is no assurance that such framework will be effective under all circumstances. Failures in our governance oversight of cybersecurity, disaster recovery and business continuity risk management framework could cause us to be more vulnerable to cyber attacks and disruptions to our systems supporting customer activities, such as our online banking and mobile application which could result in disruptions to our business, result in the disclosure or misuse of confidential proprietary information, damage our reputation, increase our costs and cause losses. Risks associated with cybersecurity and disruptions to our operations are further addressed in these Risk Factors under the Caption Operational Risks.

Our risk management framework may not be effective in mitigating risks and/or losses.

We have implemented a risk management framework to mitigate our risk and loss exposure. This framework is comprised of various processes, systems and strategies, and is designed to identify, measure, monitor, report and manage the types of risk to which we are subject, including, among others, credit risk, interest rate risk, liquidity risk, legal and regulatory risk, compliance risk, strategic risk, reputational risk and operational risk related to our employees, systems and vendors, among others. Any system of control and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met and will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us. Additionally, instruments, systems and strategies used to hedge or otherwise manage exposure to various types of interest rate, price, legal and regulatory compliance, credit, liquidity, operational and business risks and enterprise-wide risk could be less effective than anticipated. As a result, we may not be able to effectively mitigate our risk exposures in particular market environments or against particular types of risk. If our risk management framework is not effective, we could suffer unexpected losses and become subject to litigation, negative regulatory consequences, or reputational damage among other adverse consequences, any of which could result in our business, financial condition, results of operations or prospects being materially adversely affected.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values: being an integral part of the communities we serve; delivering superior service to our customers; and caring about our customers and associates. Damage to our reputation could undermine the confidence of our current and potential clients in our ability to provide financial services. Such damage could also impair the confidence of our counterparties and business partners, and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our core values and controlling and mitigating the various risks described herein, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected. Further, negative public opinion can expose us to litigation and regulatory action as we seek to implement our growth strategy, which could adversely affect our business, financial condition and results of operations.

Failure to complete our proposed merger with CBOA could negatively impact us.

Our merger agreement with CBOA is subject to a number of conditions which must be fulfilled in order to complete the merger including the receipt and maintenance of regulatory consents and approvals and shareholder approvals necessary to close the merger. If the proposed merger is not completed for any reason, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our customers and employees. For example, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of our management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of our common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. We also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against us to perform our obligations under the merger agreement.

Additionally, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the merger.

Regulatory approvals for our proposed merger with CBOA may not be maintained, may take longer than expected or may impose conditions that are not presently anticipated, cannot be met, or that could have an adverse effect on the combined company following the merger.

Before the merger with CBOA and the related bank merger may be completed, various approvals, consents and non-objections must be obtained from bank regulatory authorities, including the Federal Reserve and the Office of the Comptroller of the Currency (the “OCC”). In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of each party. Bancorp 34 received the OCC’s approval of its application to merge Commerce Bank of Arizona with and into Bank 34 on August 4, 2023, and received the Federal Reserve’s approval of its application to merge CBOA with and into Bancorp 34 on August 11, 2023, which approvals are subject to certain conditions, including consummating the transaction within a stated timeframe and which would require the parties to apply for an extension if they are unable to consummate the transaction within the stated timeframe. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators in granting such approvals or an extension to such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political or regulatory environment generally.

The approvals or any extension to such approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations, or restrictions will not result in the delay or abandonment of the merger. The completion of the proposed merger is conditioned on the receipt of the requisite regulatory approvals without the imposition of any materially financially burdensome regulatory condition and the expiration of all statutory waiting periods. Additionally, the completion of the proposed merger is conditioned on the absence of certain laws, orders, injunctions, or decrees issued by any court or governmental entity of competent jurisdiction that would prevent, prohibit or make illegal the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement.

If the consummation of the proposed merger is delayed, including by a delay in receipt of necessary regulatory approvals or a failure to maintain the current regulatory approvals, our business, financial condition, and results of operations may be adversely affected.

Combining Bancorp 34 and CBOA may be more difficult, costly or time consuming than expected and we may fail to realize the anticipated benefits and cost savings of the merger.

The success of our proposed merger with CBOA will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of Bancorp 34 and CBOA. To realize the anticipated benefits and cost savings from the proposed merger, Bancorp 34 and CBOA must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized. If Bancorp 34 and CBOA are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the proposed merger could be less than anticipated, and integration may result in additional unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the proposed merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect on the revenues, levels of expenses and operating results of the combined company following the completion of the merger, which may adversely affect the value of the common stock of the combined company following the completion of the merger.

Bancorp 34 and CBOA have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect each company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts may also divert management attention during this transition period and for an undetermined period after completion of the merger, which may have an adverse effect on the combined company.

Interest rate volatility may adversely impact the fair value adjustments of investments and loans acquired in our proposed merger with CBOA.

Upon the closing of our proposed merger with CBOA, the combined company will need to adjust the fair value of CBOA’s investment and loan portfolios. A continued rising interest rate environment could have the effect of increasing the magnitude of the purchase accounting marks relating to such fair value adjustments, thereby increasing initial tangible book value dilution, extending the tangible book value earn-back period, and negatively impacting the combined company’s capital ratios, after consummation of the merger.

Shareholder litigation could prevent or delay the completion of our proposed merger with CBOA or otherwise negatively impact our business, financial condition, and results of operations.

Shareholders of Bancorp 34 and/or CBOA may file lawsuits against Bancorp 34, CBOA and/or the directors and officers of either company in connection with the proposed merger. One of the conditions to the closing is that no law order, injunction or decree issued by any court or governmental entity of competent jurisdiction would prevent, prohibit or make illegal the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting Bancorp 34 or CBOA from completing the merger, the bank merger or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to Bancorp 34, including any cost associated with the indemnification of our directors and officers. We may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the merger. Shareholder lawsuits may divert management attention from management of our business or operations. Such litigation could have an adverse effect on our business, financial condition and results of operations and could prevent or delay the completion of the merger.

We depend on our executive officers and other key employees, and our ability to attract additional key personnel, to continue the implementation of our long-term business strategy, and we could be harmed by the unexpected loss of their services.

We believe our future success will depend in large part on the skills of our executive officers and other key employees and our ability to motivate and retain these individuals, as well as our ability to attract, motivate and retain highly qualified senior, middle management and other skilled employees. Our business is primarily relationship-driven in that many of our key personnel have extensive customer or asset management relationships. Loss of key personnel with such relationships may lead to the loss of business if the customers were to follow that employee to a competitor or if asset management expertise was not replaced in a timely manner. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business strategy may be lengthy. We may not be successful in retaining key personnel, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skill, knowledge of our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable us, or at all, which could have a material adverse effect on our business, financial condition, results of operation and future prospects.

Failure to keep pace with technological change could adversely affect our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

Industry-Related Risks

We are exposed to the possibility that more prepayments may be made by customers to pay down loan balances, which could reduce our interest income and negatively impact our operating results.

Prepayment rates stem from consumer behavior, conditions in the housing and financial markets, general U.S. economic conditions, and the relative interest rates on fixed-rate and adjustable-rate loans. Therefore, changes in prepayment rates are difficult to predict. Recognition of deferred loan origination costs and premiums paid in originating these loans are normally recognized over the contractual life of each loan. As prepayments occur, the rate at which net deferred loan origination costs and premiums are expensed will accelerate. The effect of the acceleration of deferred costs and premium amortization may be mitigated by prepayment penalties paid by the borrower when the loan is paid in full within a certain period of time, which varies between loans. If prepayment occurs after the period of time when the loan is subject to a prepayment penalty, the effect of the acceleration of premium and deferred cost amortization is no longer mitigated. We recognize premiums paid on mortgage-backed securities as an adjustment from interest income over the expected life of the security based on the rate of repayment of the securities. Acceleration of prepayments on the loans underlying a mortgage-backed security shortens the life of the investment security, increases the rate at which premiums are expensed and further reduces interest income. We may not be able to reinvest loan and security prepayments at rates comparable to the prepaid instrument particularly in a period of declining interest rates.

We could experience a decline in operating results due to competition with other financial institutions.

We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources. Such competitors primarily include national, super-regional, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	our ability to develop, maintain, and build upon long-term customer relationships based on top quality service, high ethical standards, and safe and sound assets;
•	our ability to expand our market position;
•	the scope, relevance, and pricing of the products and services we offer to meet our customers’ needs and demands;
•	the rate at which we introduce new products and services relative to our competitors;
•	customer satisfaction with our level of service; and
•	industry and general economic trends.
38

Failure to perform in any of these areas could significantly weaken our competitive position, making it more difficult to attract new and retain existing clients and our net interest margin and net interest income could decline, which would adversely affect our results of operations and could cause us to incur losses in the future.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual fund, general-purpose reloadable prepaid cards, or cryptocurrencies. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Failure to keep pace with technological change could adversely affect our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

Through technological innovations and changes in client habits, the manner in which clients use financial services continues to change at a rapid pace.

We provide a large number of services remotely (online and mobile), and physical branch utilization has been in long-term decline throughout the industry for many years. Technology has helped us reduce costs and improve service, but also has weakened traditional geographic and relationship ties, and has allowed disruptors to enter traditional banking areas. Through digital marketing and service platforms, many banks are making client inroads unrelated to physical presence. This competitive risk is especially pronounced from the largest U.S. banks, and from online-only banks, due in part to the investments they are able to sustain in their digital platforms. Companies as disparate as PayPal, Coinbase and Starbucks provide payment and exchange services which compete directly with banks in ways not possible traditionally.

The nature of technology-driven disruption to our industry is changing, in some cases seeking to displace traditional financial service providers rather than merely enhance traditional services or their delivery.

A number of recent technologies have worked with the existing financial system and traditional banks, such as the evolution of ATM cards into debit/credit cards and the evolution of debit/credit cards into smart phones. These sorts of technologies often have expanded the market for banking services overall while siphoning a portion of the revenues from those services away from banks and disrupting prior methods of delivering those services. Additionally, some recent innovations may tend to replace traditional banks as financial service providers rather than merely augmenting those services.

We may be adversely affected by the lack of soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our financial condition and results of operations.

The value of securities in our investment portfolio may decline in the future.

As of December 31, 2023, we had a carrying amount of $62.4 million of investment securities. The value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. The Company evaluates all securities on a quarterly basis to determine if a credit loss exists. The process for determining credit losses usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize credit losses in future periods, which could have a material adverse effect on our business, financial condition, or results of operations.

Our deposit insurance premiums could be higher in the future, which could have an adverse effect on our future earnings.

The FDIC insures deposits at FDIC-insured depository institutions, such as Bank 34, up to $250,000 per depositor for each account ownership category. Our regular assessments are based on average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels and the level of supervisory concern. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay higher FDIC premiums. For example, in response to March 2023 bank closures and in an effort to strengthen public confidence in the banking system and protect depositors, regulators have announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which could increase the cost of our FDIC insurance assessments and affect our profitability. If our financial condition deteriorates or if the bank regulators otherwise have supervisory concerns about us, then our assessments could rise. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our operating results, may limit our ability to pursue certain business opportunities, or otherwise negatively impact our operations.

Capital and Liquidity Risks

We may be exposed to a need for additional capital resources in the future and these capital resources may not be available when needed or at all.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or to strengthen our capital and liquidity. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control and our financial performance. Accordingly, we cannot provide assurance that such financing will be available to us on acceptable terms or at all. If we cannot raise additional capital when needed, our ability to expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, our current stockholders’ interests could be diluted.

Liquidity, primarily through deposits, is essential to our business model and a lack of liquidity, or an increase in the cost of liquidity could materially impair our ability to fund our operations and jeopardize our results of operation, financial condition and cash flows.

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility that we may be unable to satisfy current or future funding requirements and needs.

Deposit levels may be affected by several factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, customers seeking to maximize deposit insurance by limiting their deposits at a single financial institution to the maximum federal deposit insurance level, general economic and market conditions and other factors. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans generally are not readily convertible to cash.

From time to time, if deposits and loan payments are not sufficient to meet our needs, we may be required to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets. The availability of these secondary funding sources is subject to broad economic conditions, to regulation and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or the availability of such funds may be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. Additionally, if we fail to remain “well-capitalized” our ability to utilize brokered deposits may be restricted. We have somewhat similar risks to the extent high balance core deposits exceed the amount of deposit insurance coverage available.

We anticipate we will continue to rely primarily on deposits, loan repayments, and cash flows from our investment securities to provide liquidity. Additionally, when necessary, the secondary sources of borrowed funds described above will be used to augment our primary funding sources. An inability to maintain or raise funds (including the inability to access secondary funding sources) in amounts necessary to meet our liquidity needs would have a substantial negative effect, individually or collectively, on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include our financial results, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation, counterparty availability, changes in the activities of our business partners, changes affecting our loan portfolio or other assets, or any other event that could cause a decrease in depositor or investor confidence in our creditworthiness and business. Those factors may lead to depositors withdrawing their deposits or creditors limiting our borrowings. Our access to liquidity could also be impaired by factors that are not specific to us, such as general business conditions, interest rate fluctuations, severe volatility or disruption of the financial markets, bank closures or negative views and expectations about the prospects for the financial services industry as a whole, or legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets as well as the policies and capabilities of the U.S. government and its agencies, and may remain or become increasingly difficult due to economic and other factors beyond our control. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets and have a material adverse effect on our results of operations or financial condition.

We may not be able to maintain a low cost deposit base or access other low-cost funding sources.

We rely on bank deposits to be a low cost and stable source of funding. In addition, our future growth will largely depend on our ability to maintain and grow a strong core deposit base. If we are unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources, we may not be able to grow our assets. We compete with banks and other financial services companies for deposits. If our competitors raise the rates they pay on deposits in response to interest rate changes initiated by the Federal Reserve or for other reasons of their choice, our funding costs may increase, either because we raise our rates to retain deposits or because of deposit outflows that require us to rely on more expensive sources of funding. In addition, we could experience deposit outflows as a result of depositors seeking to maximize deposit insurance by limiting their deposits at a single financial institution to the maximum federal deposit insurance level. Inflation and higher interest rates, along with monetary events, can cause some of our business customers who have greater operating cash needs to reduce their deposit balances with us. Higher funding costs could reduce our net interest margin and net interest income. Any decline in available funding could adversely affect our ability to continue to implement our business strategy which could have a material adverse effect on our liquidity, business, financial condition and results of operations.

Deposits traditionally have provided our most affordable funds and by far the largest portion of funding. However, deposit trends can shift with economic conditions.

If interest rates fall, deposit levels in our Bank might fall, perhaps fairly quickly if a tipping point is reached, as depositors become more comfortable with risk and seek higher returns in other vehicles. Further, if interest rates remain high, our competitors, which include other banks and non-banks, may raise interest rates for deposits materially and our depositors may move their funds to other institutions, a process which has become easier with advances in technology and operations. These circumstances could result in material changes in deposit levels over relatively short time periods, and they could pressure us to raise interest we pay on our deposits, which could shrink our net interest margin if loan rates do not rise correspondingly.

The extremely low interest rate environment in recent years ended in 2022. Contrary to the expectations outlined in the paragraph above, deposit levels prior to 2022 climbed, possibly buoyed by the severe volatility experienced by the stock markets in 2018-2020 coupled with Federal pandemic assistance, particularly direct cash payments to most citizens, in 2020 and 2021. Significant market volatility resumed in 2022, and we have generally raised deposit interest rates to attract and maintain clients. We are unsure whether or not deposit levels will rise appreciably in 2024. In addition, recent economic events have highlighted the current market volatility related to deposits, and regulators are taking action to strengthen public confidence in the banking system and protect depositors. We are unable to predict how current economic conditions might affect our deposits and whether these regulatory actions will be successful.

Deposit levels may be affected, fairly quickly, by changes in monetary policy.

The Federal Reserve continues to signal its concerns with respect to inflation. Interest rates have remained constant in the second half of 2023 with the Federal Reserve signaling that interest rate decreases could occur in 2024. Additional information concerning monetary policy changes appears in these Risk Factors under the caption Economic and Geographic-Related Risks.

Risks Related to Strategic Plans

We may be adversely affected by risks associated with future mergers and acquisitions, including execution risk, which could disrupt our business and dilute stockholder value.

In accordance with our strategic plan, we evaluate opportunities to acquire other banks and branch locations, as well as other fee generating lines of business. As a result, we may engage in mergers, acquisitions and other transactions that could have a material effect on our operating results and financial condition, including short and long-term liquidity.

Our merger and acquisition activities, such as our proposed merger with CBOA, could be material and could require us to issue a significant number of shares of our common stock or other securities and/or to use a substantial amount of cash, other liquid assets, and/or incur debt.

Our merger and acquisition activities, including our proposed merger with CBOA, could involve a number of additional risks, including the risks of:

•	the incurrence and possible impairment of goodwill and other intangible assets associated with an acquisition or merger and possible adverse short-term effects on our results of operations;
•	the possibility that the expected benefits of a transaction may not materialize in the timeframe expected or at all, or may be costlier than expected to achieve;
•	incurring the time and expense associated with identifying and evaluating potential merger or acquisition targets;
•	diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;
•	our estimates and judgments used to evaluate credit, operations, management and market risks with respect to the acquired or merged company may not be accurate;
•	potential exposure to unknown or contingent liabilities of the acquired or merged company;
•	difficulty or unanticipated expense associated with converting the operating systems of the acquired or merged company into ours;
•	the possibility that we will be unable to successfully implement integration strategies, due to challenges associated with integrating complex systems, technology, banking centers, and other assets of the acquired or merged company in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies;
•	delay in completing a merger or acquisition due to litigation, closing conditions or the regulatory approval process;
•	the possibility that a proposed acquisition or merger may not be timely completed, if at all;
•	creating an adverse short-term effect on our results of operations; and
•	the possible loss of our key employees and customers or of the acquired or merged company.

There is no assurance that, following any future mergers or acquisitions, including our proposed merger with CBOA, our integration efforts will be successful or that we, after giving effect to the acquisition, will achieve the strategic objectives, operating efficiencies, increased revenues comparable to or better than our expectations, or other benefits expected in the acquisition, and failure to realize such strategic objectives, operating efficiencies, expected revenue increases, cost savings, increases in market presence or other benefits could have a material adverse effect on our business, financial condition, and results of operations.

Failure to achieve one or more key elements needed for successful organic growth could adversely affect our business and operating results.

There are a number of risks to the successful execution of our organic growth strategy that could result in a material and adverse effect upon our results of operation and financial condition. These risks include, without limitation, the following:

•	our inability to attract and retain clients in our banking market areas;
•	our inability to achieve and maintain growth in our earnings while pursuing new business opportunities;
•	our inability to maintain a high level of client service while optimizing our physical branch count due to changing client demand, all while expanding our remote banking services and expanding or enhancing our information processing, technology, compliance, and other operational infrastructures effectively and efficiently;
•	our inability to maintain loan quality in the context of significant loan growth;
•	our inability to attract or maintain sufficient deposits and capital to fund anticipated loan growth;
•	our inability to maintain adequate common equity and regulatory capital while managing the liquidity and capital requirements associated with growth, especially organic growth and cash - funded acquisitions;
•	our inability to hire or retain adequate management personnel and systems to oversee and support such growth;
•	our inability to implement additional policies, procedures and operating systems required to support our growth; and
•	our inability to manage effectively and efficiently the changes and adaptations necessitated by a complex, burdensome, and evolving regulatory environment.

New lines of business or new products and services may subject us to additional risk.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business, financial condition and results of operations.

Legal, Accounting, Regulatory and Compliance Risks

The banking industry is heavily regulated and that regulation, together with any future legislation or regulatory changes, could limit or restrict our activities and adversely affect our operations or financial results.

We operate in an extensively regulated industry and we are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Bancorp 34 is subject to Federal Reserve regulations, and Bank 34 is subject to regulation, supervision and examination by the OCC. Our compliance with banking regulations is costly and restricts some of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our business. If, as a result of an examination, a banking agency were to determine that the financial condition, capital adequacy, asset quality, asset concentration, earnings prospects, management, liquidity sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management are in violation of any law or regulation, the banking agency could take a number of different remedial actions as it deems appropriate.

Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our stockholders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. The burden of regulatory compliance has increased under the Dodd-Frank Act and has increased our costs of doing business and, as a result, may create an advantage for our competitors who may not be subject to similar legislative and regulatory requirements. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us or our subsidiaries.

Furthermore, our regulators also have the ability to compel us to take certain actions, or restrict us from taking certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition or results of operations.

Failure to maintain certain regulatory capital levels and ratios could result in regulatory actions that would be materially adverse to our shareholders.

U.S. capital standards are discussed under the section titled “Capital Resources”, as part of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of Bancorp 34. Pressures to maintain appropriate capital levels and address business needs in a changing economy could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could be dilutive or otherwise have an adverse effect on our shareholders. Such actions could include: reduction or elimination of dividends; the issuance of common or preferred stock, or securities convertible into stock; or the issuance of any class of stock having rights that are adverse to those of the holders of our existing classes of common or preferred stock. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make share repurchases or redemptions. Higher capital levels could also lower our return on equity.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service, or the “IRS.” There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Federal, state and local consumer lending laws restrict our ability to originate certain mortgage loans and increase our risk of liability with respect to such loans and increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Over the course of 2013, the CFPB issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. In response to these laws and related CFPB rules, we have tightened, and in the future may further tighten, our mortgage loan underwriting standards to determine borrowers’ ability to repay. Although it is our policy not to make predatory loans and to determine borrowers’ ability to repay, these laws and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

The Federal Reserve may require us to commit capital resources to support Bank 34.

The Federal Reserve requires a bank holding company to act as a source of financial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to Bank 34 if it experiences financial distress.

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, and results of operations.

We are party to various claims and lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

From time to time, we, our directors and our management are the subject of various claims and legal actions by customers, employees, stockholders and others. Whether such claims and legal actions are legitimate or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely affect our reputation and our products and services as well as impact customer demand for those products and services. In light of the potential cost and uncertainty involved in litigation, we have in the past and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not cover all claims that may be asserted against us. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, reputation, financial condition and results of operations.

The expanding body of federal, state and local regulations and/or the licensing of loan servicing, collections or other aspects of our business and our sales of loans to third parties may increase the cost of compliance and the risks of noncompliance and subject us to litigation.

We service some of our own loans, and loan servicing is subject to extensive regulation by federal, state and local governmental authorities as well as to various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements which may adversely affect us. In addition, were we to be subject to regulatory investigation or regulatory action regarding our loan modification and foreclosure practices, our financial condition and results of operation could be adversely affected.

We could be subject to changes in tax laws, regulations and interpretations or challenges to our income tax provision.

We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. Any change in enacted tax laws, rules or regulatory or judicial interpretations, or any change in the pronouncements relating to accounting for income taxes could adversely affect our effective tax rate, tax payments and results of operations. The taxing authorities in the jurisdictions in which we operate may challenge our tax positions, which could increase our effective tax rate and harm our financial position and results of operations. We are subject to audit and review by U.S. federal and state tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, changes in enacted tax laws, such as adoption of a lower income tax rate in any of the jurisdictions in which we operate, could impact our ability to obtain the future tax benefits represented by our deferred tax assets. In addition, the determination of our provision for income taxes and other liabilities requires significant judgment by management. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and could have a material adverse effect on our financial results in the period or periods for which such determination is made.

Risks Related to Bancorp 34 Common Stock

Some provisions of our organizational documents may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders.

Provisions in our certificate of incorporation and bylaws, federal banking laws, as well as provisions of the Maryland General Corporate Law (“MGCL”), could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

•	establishing a classified board of directors such that not all members of the board are elected at one time; nominees for two of our eight director seats following the merger will continue to be designated by Castle Creek, and Brush Creek under the Securities Purchase Agreement, so long as certain stock ownership thresholds are maintained;
•	prohibiting any persons from voting more than 10% of our outstanding shares of common stock;
•	providing for a plurality voting standard in the election of directors without cumulative voting;
•	providing that our stockholders may remove members of our board of directors only for cause;
•	enabling our board of directors to issue additional shares of authorized, but unissued capital stock;
•	enabling our board to issue “blank check” preferred stock without further stockholder approval; and
•	enabling our board of directors to amend our bylaws without stockholder approval.

Bancorp 34 qualifies as a “smaller reporting company,” and the reduced disclosure obligations applicable to smaller reporting companies may make its common stock less attractive to investors.

Bancorp 34 is a “smaller reporting company,” as defined in federal securities laws, and will remain a smaller reporting company until: (i) the fiscal year following the determination that the market value of its voting and non-voting common shares held by non-affiliates is more than $250 million measured on the last business day of its second fiscal quarter; or (ii) its annual revenues are less than $100 million during the most recently completed fiscal year and the market value of its voting and non-voting common shares held by non-affiliates is more than $700 million measured on the last business day of its second fiscal quarter. Smaller reporting companies have reduced disclosure obligations, such as an exemption from providing selected financial data and an ability to provide simplified executive compensation information and only two years of audited financial statements. If some investors find Bancorp 34’s common stock less attractive because Bancorp 34 may rely on these reduced disclosure obligations, there may be a less active trading market for its common stock and its stock price may be more volatile.

As a reporting issuer under Section 15(d) of the Exchange Act, we file more limited reports with the SEC than other companies who are registered under Section 12 of the Exchange Act. This lack of transparency may make it more difficult for investors in our securities to make informed investment decisions, and there may be a less active trading market for our common stock.

While we are subject to Section 15(d) of the Exchange Act, and accordingly will file annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K with the SEC on the SEC’s website at http://www.sec.gov, we do not have a class of securities registered under Section 12 of the Exchange Act. Consequently, we will file more limited reports with the SEC than other companies whose shares are registered under Section 12. For example, as a filer subject to Section 15(d) of the Exchange Act, the company is not required to prepare proxy or information statements; our common stock is not subject to the protection of the going private regulations; the company is subject to only limited portions of the tender offer rules; our officers, directors, and more than ten (10%) percent stockholders are not required to file beneficial ownership reports about their holdings in our company; such persons are not subject to the short-swing profit recovery provisions of the Exchange Act; and stockholders of more than five percent (5%) are not required to report information about their ownership positions in the securities. As a result, investors will have less visibility as to the company and its financial condition than they would if the company had a class of securities registered under Section 12 of the Exchange Act.

While we believe that the disclosure requirements of SEC regulations applicable to us will collectively provide transparency to the investment community and allow informed investment decisions to be made by investors in our securities, there is no assurance that the reduced transparency afforded to registrations under Section 15(d) will not also reduce the information available to investors and make investment decisions in our securities more difficult. If some investors find Bancorp 34’s common stock less attractive because Bancorp 34 relies on these reduced disclosure obligations, there may be a less active trading market for our common stock and our stock price may be more volatile.

Substantial future sales of our common stock, or the perception that these sales may occur, could cause the price of our common stock to decline, or could result in dilution.

Sales of substantial amounts of Bancorp 34 common stock, including following the proposed merger with CBOA, or in future offerings, or the perception that these sales could occur, could cause the market price of Bancorp 34 common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and place that we deem appropriate. Castle Creek and Brush Creek are party to a Registration Rights Agreement under which we may be required to register their approximately 1.5 million shares of Bancorp 34 common stock under the Securities Act of 1933, as amended (the “Securities Act”). See “Certain Relationships and Related Transactions, and Director Independence—Registration Rights Agreement.” Accordingly, the market price of Bancorp 34 common stock could be adversely affected by actual or anticipated sales of a significant number of shares of Bancorp 34 common stock in the future.

We are authorized to issue up to 100,000,000 shares of our common stock without further stockholder approval. We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the value of our common stock.

The Bancorp 34 articles of incorporation designate the state and federal courts located within the state of Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Bancorp 34’s stockholders, which could limit Bancorp 34’s stockholders’ ability to obtain a favorable judicial forum for disputes with Bancorp 34 or its directors, officers or employees.

The Bancorp 34 articles of incorporation, which will govern the combined company following completion of the merger, provide that, unless Bancorp 34 consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of Bancorp 34, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Bancorp 34 to Bancorp 34 or Bancorp 34’s stockholders, (iii) any action asserting a claim pursuant to any provision of the MGCL, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be a state or federal court located within the state of Maryland, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. To the extent permitted by law, the exclusive forum clause in Bancorp 34’s articles of incorporation could apply, respectively, to claims of the type described in the previous sentence that arise or purport to arise under U.S. federal securities laws, including the Securities Act and the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Therefore, claims arising under the Exchange Act may not be brought in state courts, while claims arising under the Securities Act may be brought in either federal or state courts. Bancorp 34’s shareholders will not be deemed, as a result of the existence or enforcement of these exclusive forum provisions, to have waived Bancorp 34’s compliance with the federal securities laws and the rules and regulations thereunder. Bancorp 34 believes that requiring these claims to be filed in the state of Maryland is advisable because (i) doing so avoids unnecessarily redundant, inconvenient, costly, unnecessary, time-consuming and sometimes lawyer-driven litigation in multiple forums and (ii) Maryland courts are authoritative on matters of Maryland law and Maryland judges have more experience in dealing with issues of Maryland corporate law than judges in any other state.

This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with Bancorp 34 or its directors, officers or employees, which may discourage meritorious claims from being asserted against Bancorp 34 and its directors, officers and employees or may cause a stockholder to incur additional expenses by having to bring a claim in a judicial forum that is different from where the stockholder resides, or both. Alternatively, if a court were to find this provision of the Bancorp 34 articles of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, Bancorp 34 may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition, or results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Overview

The cybersecurity threat environment is volatile and dynamic, requiring a robust and dynamic framework to reduce and mitigate cybersecurity risk. Cybersecurity risk includes exposure to failures or interruptions of service or security breaches resulting from malicious technological attacks that impact the confidentiality, integrity, or availability of our or third parties’ operations, systems, or data. We seek to mitigate cybersecurity risk and associated reputational and compliance risk by, among other things:

•	maintaining privacy policies, management oversight, accountability structures, and technology design processes to protect private and personal data;
•	actively monitoring and mitigating cybersecurity threats and risks with a defense structure to provide oversight, governance, challenge, and testing;
•	using a third-party cybersecurity oversight program to effectively discover, analyze and understand cyber threats;
•	maintaining oversight of our information security program by senior management, our board-level Information Security Committee, and our Board of Directors;
•	establishing and maintaining a comprehensive program to oversee and manager external connections and third-party relationships with access to the institution’s technology assets and information; and
•	maintaining an incident response program intended to enable us to mitigate the impact of, and recover from, any cyberattacks, and facilitate communication to internal and external stakeholders, as needed.

We experienced a single cybersecurity event in June of 2023 in which an unauthorized third party gained access to the email accounts of two of our employees. We notified the affected customers of the incident in early September 2023, and have taken steps to mitigate our and our customers’ exposure to unauthorized activity. To date, we have incurred expenses of approximately $25,000 related to the cybersecurity incident.

Risk Management and Strategy

Our cybersecurity risk management strategy uses a combination of management expertise and Board oversight, as discussed below, as well as outside consultants to assist us in overseeing our cybersecurity risk management program. We deploy safeguards designed to protect customer information and our own corporate information and technology. We have programs, technology and processes in place designed to mitigate known attacks, and we use both internal and external resources to scan for vulnerabilities in our applications, systems, and platforms. We implement backup and recovery systems and require the same of our critical third-party service providers.

We use independent third-party service providers to perform penetration testing of our infrastructure to help us better understand the effectiveness of our controls, improve our defenses, and conduct assessments of our program for compliance with regulatory requirements and industry guidelines. We also engage with outside risk experts and industry groups, including other peer institutions, as needed, to help us evaluate potential future threats and trends, particularly with respect to emerging information security and fraud risks. In addition, we use a third-party to help mitigate risks with our third- and fourth-party providers; however, our ability to monitor our service providers’ cybersecurity practices is limited. We generally have agreements in place with our service providers that include requirements related to cybersecurity and data privacy. We cannot guarantee, however, that such agreements will prevent a cyber incident from impacting our systems or information. Additionally, we may not be able to obtain adequate or any reimbursement from our service providers in the event we should suffer any such incidents. Due to applicable laws and regulations or contractual obligations, we may be held responsible for cyber incidents attributed to our service providers in relation to any data that we share with them. To offset non reimbursement of a cyberthreat or liability expense of an incident we maintain cyber insurance.

Due to the nature of our business, we are under constant threat of an attack and could experience a significant cybersecurity event in the future. Potential risks we could face from a cybersecurity event are discussed in “Risk Factors” above.

Governance

Through established governance structures, including our problem and incident management process and incident response plan, we have processes and procedures to help facilitate appropriate and effective oversight of cybersecurity risk. These processes and procedures enable our lines of defense and management to review and manage cybersecurity risks, monitor threats, and provide for further escalation to executive management, our board-level Information Security Committee, or to the full Board, as appropriate.

Role of the Board of Directors

Our Board of Directors plays a critical role in the oversight of risk, including risks from cybersecurity threats, and has established a risk oversight structure that seeks to ensure that cybersecurity risks are identified, monitored, assessed, and mitigated appropriately. Our Board of Directors oversees our cybersecurity, risk assessment, vendor management and disaster recovery and business continuity risk management framework. The Board of Directors reviews and approves our cybersecurity, disaster recovery and business continuity risk management framework on an annual basis.

Our Board regularly receive reports on such matters from our Information Security committee. Our Board also meets with our internal and external auditors, and federal and state regulators to review and discuss reports on risk, examination, and regulatory compliance matters.

The Board has delegated the primary review of our cybersecurity, disaster recovery, risk assessment, vendor management, and business continuity risk management framework and related policies and procedures to the Information Security Committee, which consists of senior management members and one Board member. The committee is responsible for assisting the Board in its oversight of risk, including cybersecurity threats, and for overseeing our cybersecurity, disaster recovery, vendor management and business continuity risk management framework. The committee actively discusses major risk exposures, establishes risk management principles, and determines our risk appetite, and regularly reports on their activities, and makes recommendations to, the full Board. The Information Security Committee receives regular summary analysis reports of cybersecurity risks, threats, and incidents at their meetings. In addition, the committee is engaged, as needed, in accordance with our Incident Response Plan and Business Continuity Plan.

Role of Management

Senior management is responsible for establishing, implementing, maintaining, and testing our policies and procedures related to cybersecurity, disaster recovery and business continuity. Reports on these matters are provided to the Information Security Committee. The committee reports its activities to the full Board of Directors. Our cybersecurity risk management program is built on lines of defense designed to assess, identify, assess, and manage our material risks from cybersecurity threats. Our VP of IT Operations is responsible for coordinating the implementation of cybersecurity framework and reports directly to our Chief Financial Officer.

Our framework, implemented in conjunction with third party managed IT providers, manages preventative and detective controls to protect against cybersecurity risks and responds to cyber incidents and data breaches. At least annually, training on information security awareness is provided to employees. Training materials and topics include online training classes, mock phishing attacks, and information security awareness emails from the VP of IT Operations. Our cybersecurity risk management program is designed to maintain and challenge our information security defense system, as well as monitor, respond, evaluate, escalate and recover from cyber threats.

Our Information Security Committee governs our technology and operational risk tolerances, including cybersecurity and third- and fourth-party provider risks. The management members who serve as part of the committee include the VP of IT Operations (chair), Chief Operations Officer, Chief Financial Officer, and Chief Compliance Officer. The VP of IT Operations has relevant technical experience and certifications with over 20 years of respective experience. The remaining committee members each have more than 15 years of relevant banking experience. The Committee is responsible for escalating key risks members of Executive Management not serving on the committee as well the Board of Directors.

An annual audit over cybersecurity related activities is completed by an independent third party.

Item 2. Properties

Our principal executive offices and Bank 34’s main office is located at 8777 East Hartford Drive, Suite 100, Scottsdale, Arizona 85255. In addition, we currently operate two additional branches, one branch located in Las Cruces, New Mexico and one branch located in Alamogordo, New Mexico.

We own both New Mexico banking branches and lease our Scottsdale banking branch. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

Item 3. Legal Proceedings

Bancorp 34 and its subsidiaries are from time to time subject to claims and litigation arising in the ordinary course of business. One or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.

Item 4. Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market For Bancorp 34 Common Stock

There is no established public trading market for Bancorp 34 common stock. Bancorp 34 common stock is currently quoted under the symbol “BCTF” on the OTC Markets Groups, Inc.’s OTCQB Venture Market. The following table sets forth the high and low bid information for our common stock for the periods indicated, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2023
Fourth Quarter	$11.00	$8.35
Third Quarter	$11.00	$9.50
Second Quarter	$12.11	$8.93
First Quarter	$13.65	$11.50

Fiscal Year Ended December 31, 2022
Fourth Quarter	$14.40	$13.05
Third Quarter	$14.75	$14.06
Second Quarter	$16.20	$14.25
First Quarter	$17.00	$13.78
First Quarter	$12.30	$11.18

Dividends on Bancorp 34 Stock

In 2018 Bancorp 34 paid a special dividend of $1.25 per share. In the second quarter of 2019 Bancorp 34 began paying regular quarterly dividends of $0.05 per share. In the first quarter of 2022 the regular quarterly dividend was increased to $0.07 per share. Bancorp 34 suspended dividend payments effective the third quarter of 2023.

Recent Sales of Unregistered Securities

Bancorp 34 closed an unregistered sales of securities during the year ended December 31, 2023, as further described herein. On January 27, 2023, we entered into securities purchase agreements, with Castle Creek, Brush Creek and other accredited investors, pursuant to which we sold: (i) 815,283 shares of our common stock, par value $0.01 per share, at a purchase price of $14.00 per share; (ii) 298,266 shares of the Series A Preferred Stock, par value $0.01 per share, at a purchase price of $14.00 per share; and (iii) warrants to purchase 111,352 shares of common stock, or non-voting common stock under certain circumstances, at an exercise price equal to $14.00 per share, as a part of the private placement. The total consideration paid for the securities issued pursuant to the securities purchase agreements closed on January 27, 2023, was $15.6 million. A portion of the placement fee was paid with 32,806 shares of common stock. The final net cash received from the private placement closed in 2023, after all issuance expenses, including placement fees and all other issuance/due diligence costs of $0.5 million and $0.1 million, respectively, was $15.0 million.

The securities issued under the securities purchase agreements were exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act.

In conjunction with the securities purchase agreements, Bancorp 34 issued warrants to purchase up to 111,352 shares of Bancorp 34 common stock or non-voting common stock under certain circumstances, at a price of $14.00. The warrants are exercisable at any time after their grant date, and from time to time, in whole or in part, for 7 years from their grant dates, or January 27, 2030. The warrants may be exercised by “cashless exercise” whereby shares are withheld to pay the exercise price of the warrants.

The Series A Preferred Stock issued under the securities purchase agreements was convertible into Non-Voting Common Stock. In connection with the private placement, effective July 19, 2023, we filed Articles Supplementary with the Maryland State Department of Assessments and Taxation to convert all the shares of Series A Preferred Stock issued to the accredited investors to Non-Voting Common Stock.

For more information regarding the securities purchase agreements, see Certain Relationships and Related Transactions, and Director Independence—Arrangements with Castle Creek Fund VIII, L.P. and Brush Creek-B 34, LLC, beginning on page 130.

Item 6. (Reserved)

Item 7

Management’s Discussion and Analysis of Financial Condition and Result of Operations of Bancorp 34

In this section, unless the context suggests otherwise, references to “we,” “us,” and “our” mean the combined business of Bancorp 34 and its wholly-owned subsidiary, Bank 34.

The following discussion and analysis of Bancorp 34’s consolidated financial condition and results of operations for the years ended December 31, 2023, and 2022, should be read in conjunction with Bancorp 34’s consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.

Comments regarding Bancorp 34’s business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see the “Cautionary Statement Regarding Forward-Looking Statements” beginning on page 1 of this Annual report on Form 10-K.

Overview

Bancorp 34, headquartered in Scottsdale, Arizona, is the holding company for Bank 34. We conduct a full-service community banking business through our wholly-owned subsidiary Bank 34.

We offer a full range of relationship-focused services to meet our client’s business and personal financial objectives, with branches in Arizona and New Mexico. Our product lines include commercial loans, commercial real estate loans, and a variety of commercial and consumer deposit products, including noninterest bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.

Bancorp 34 generates most of its income from interest income on loans, investment securities and deposits in other financial institutions, and service charges on customer accounts. Bancorp 34 incurs interest expense on deposits and other borrowed funds and noninterest expenses such as salaries and employee benefits, occupancy expenses, and technology expenses. Net interest income is the largest source of Bancorp 34’s revenue. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

Changes in the market interest rates and interest rates Bancorp 34 earns on interest-earning assets or pays on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities, and shareholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin, and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions, and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in Bank 34’s loan portfolio are affected by, among other factors, economic and competitive conditions in Arizona and New Mexico, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and homebuilding sectors within Bank 34’s target market.

Bancorp 34 manages its operations as one unit, and thus does not have separate operating segments.

Critical Accounting Estimates

Our consolidated financial statements are prepared based on the application of accounting policies in accordance with generally accepted accounting principles, or “GAAP,” and follow general practices within the banking industry. These policies require the reliance on estimates, assumptions and judgments, which may prove inaccurate and are subject to variations. Changes in underlying factors, estimates, assumptions or judgements could have a material impact on our future financial condition and results of operations.

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of the allowance for credit losses and fair value measurements to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, we consider these policies, discussed below, to be critical accounting estimates and discuss them directly with the Audit Committee of our board of directors.

Our significant accounting policies are presented in Note 1—Nature of Operations and Significant Accounting Policies of our audited consolidated financial statements included in this Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Recent accounting pronouncements and standards that have impacted or could potentially affect us are also discussed in Note 1 of our audited consolidated financial statements.

Allowance for credit losses

One significant accounting policy is our accounting policy related to the allowance for credit losses (ACL). Effective January 1, 2023, we adopted ASU 2016-13, Financial Instruments – Measurement of Current Expected Credit Losses on Financial Instruments (“CECL”), using the modified retrospective method for our financial assets measured at amortized cost. CECL changed our method of accounting for credit losses from an incurred loss model to an expected credit loss model. Under the prior incurred loss model, credit losses on financial instruments were recognized when a probable loss was incurred, while CECL is an “expected credit loss” model. The expected credit loss model represents management’s estimate of expected credit losses to the full contractual maturity of the financial asset and is based on historical experience, current conditions and reasonable and supportable forecasts. We believe the determination of the ACL involves a greater amount of judgment and complexity when compared with our other significant accounting policies.

Qualitative factors are used in the CECL model to address various internal and external factors that may not be captured by the quantitative modeling or historical data needed to assess the expected credit losses. Qualitative factors considered include, but may not be limited to, the following: lending policies and procedures; changes in underwriting standards; nature and volume of financial assets; changes in lending staff; volume and severity of past due or adversely classified assets; changes in collateral values; and the internal credit review function.

The Company uses a 12-month forecast that is reasonable and supportable within the ACL calculation and then reverts to historical credit loss experience on a straight-line basis over a one-year timeline. Historical credit loss experience is then used for the remaining life of the assets. The Company uses several economic variables in the calculation of the ACL, the most significant of which is the economic forecast for the national unemployment rate. In the December 31, 2023, estimate, the Company assumed a forecasted unemployment rate of 4.7%, which has improved from the January 1, 2023, forecasted rate of 5.7%. Changes in the economic forecast for unemployment rates could significantly affect the estimated credit losses which could potentially lead to materially different ACL levels from one reporting period to the next.

For our bank, CECL requires a separate ACL for each of: (i) loans held-for-investment; (ii) unfunded commitments; and (iii) held-to-maturity debt securities.

ACL – Loans held-for-investment

The level of the ACL on loans held-for-investment is calculated to maintain a credit loss reserve level that management considers sufficient to absorb estimated credit losses. Management’s determination of the adequacy of the ACL is based on the periodic evaluation of borrowers’ abilities to make loan payments, local and national economic conditions, and other subjective factors. The evaluation has subjective components requiring significant estimates that include default probabilities, expected loss given default, and estimated credit losses based on historical credit loss experience and forecasted economic conditions. All these factors may be susceptible to significant change and when actual results differ from the estimates, additional provisions for credit losses may be required, which would adversely impact profitability.

The ACL for pooled loans is estimated using a non-discounted cash flow methodology. The bank then applies probability of default and loss given default to the cashflow methodology to calculate expected losses within the model. This allows the bank to identify the timing of default as compared to when the actual loss event may occur. The results are then aggregated to produce segment level results and reserve requirements for each segment. The quantitative model also incorporates forward-looking macroeconomic information over a reasonable and supportable period of twelve months with a reversion to historical losses occurring on straight line basis over the next 12 months.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the pooled loan evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Qualitative adjustments to historical loss data are made based on management’s assessment of the risks that may lead to a future loan loss or differences in current loan-specific risk characteristics such as differences. A ratings scale is used to tie risk metrics within lending policies and procedures, economic factors note encompassed in the quantitative model, changes in nature of the volumes and terms of loans, changes in the volume and severity of past due assets, concentrations within the loan portfolio. Additional factors such staffing, loan review, collateral values, regulatory, legal, and technological risks are also reviewed on a more qualitative basis. The ratings scale used in the qualitative modeling is derived from the bank’s historical loss percentages in which the highest risk metrics would align with the highest historical loss percentages adjusted for the expected life of the current portfolio.

Management has determined that calculating an ACL amount for accrued interest receivable on loans held-for-investment would not be significant, and this is excluded from our estimate of credit losses for loans held-for-investment. Additionally, we write off applicable accrued interest receivable balances in a timely manner when a loan is placed on non-accrual status, in which any accrued interest, not received in cash, is reversed from interest income.

The ACL also excludes loans held-for-sale and loans accounted for under the fair value option.

The ACL is a contra-asset on our balance sheet that is deducted from the amortized cost of loans held-for-investment to present on our balance the net amount expected to be collected. Loans are charged-off against the ACL when management believes the full or partial uncollectibility is confirmed.

ACL – Unfunded commitments

We estimate expected credit losses on unfunded commitments over the contractual period in which we are exposed to credit risk via our contractual obligations to extend credit, unless such obligations are unconditionally cancellable by us. The probability of funding such commitments in the future is based on historical utilization statistics for unfunded commitments. The credit loss rates used are calculated using the same assumptions as the associated funded balance.

The ACL on unfunded commitments is categorized in Other Liabilities on our balance sheet and, from time to time, is adjusted as a provision for credit loss expense.

ACL – Held-to-maturity debt securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Our held-to-maturity debt securities is largely comprised of bank subordinated debt. The ACL on held-to-maturity securities is adjusted through provision for credit losses and is recorded as a contra asset to held-to-maturity securities. Management has determined that calculating an ACL amount for accrued interest receivable on held-to-maturity debt securities would not be significant, and this is excluded from our estimate of credit losses for held-to-maturity debt securities.

Upon CECL adoption, we recorded an increase to the ACL on loans held-for-investment of $604,000, established an ACL on unfunded commitments of $165,000, established an ACL on held-to-maturity investments of $38,000, recorded an increase to deferred tax assets of $153,000, and a corresponding one-time cumulative reduction to retained earnings, net of tax, of $654,000 in the consolidated balance sheet as of January 1, 2023.

For further information regarding our Allowance for Credit Losses see Note 1 and Note 3—LOANS AND ALLOWANCE FOR CREDIT LOSSES in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

For further information regarding the valuation of our financial instruments, see Note 1 and Note 15 - Fair Value Information in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Pending Merger with CBOA Financial, Inc.

On April 27, 2023, Bancorp 34 and CBOA entered into the merger agreement, which was amended on December 21, 2023. Under the merger agreement, CBOA will merge with and into Bancorp 34, with Bancorp 34 continuing as the surviving entity. Immediately following the merger, Commerce Bank of Arizona will merge with and into our wholly-owned subsidiary bank, Bank 34, with Bank 34 continuing as the surviving bank in the bank merger. Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each outstanding share of CBOA common stock will be converted into the right to receive 0.2628 shares of Bancorp 34 common stock. The merger agreement was approved by the boards of directors of Bancorp 34 and CBOA, and is subject to customary closing conditions, including receipt of required regulatory approvals and the approvals of the shareholders of CBOA and stockholders of Bancorp 34. A special shareholder meeting of CBOA to approve the merger agreement is scheduled for March 18, 2024, and a special stockholder meeting of Bancorp 34 to approve the merger agreement is also scheduled for March 18, 2024. The proposed merger is expected to close in the first quarter of 2024.

During 2023, we incurred pre-tax merger related costs of approximately $3.0 million related to the proposed merger with CBOA.

Results of Operations

General

Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans, investment securities and other short-term investments and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent on our generation of non-interest income, consisting primarily of income from service charges on deposit accounts, interchange and ATM fees, and gains on sales of SBA loans. Other factors contributing to our results of operations include our provisions for credit losses, income taxes, and non-interest expenses, such as salaries and employee benefits, occupancy, amortization of intangible assets and other operating costs.

We had a net loss of $3.4 million for the year ended December 31, 2023, compared to net income of $1.3 million for the year ended December 31, 2022. The $4.7 million decrease for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to a decrease of $3.3 million in net interest income and a $1.8 million increase in the provision for credit losses. Noninterest expenses increased $353,000 due to merger costs of $3 million in the year ended December 31, 2023, and data processing fees increased by $558,000 during the year ended December 31, 2023. The favorable impact from the decline in salaries and employee benefits expense of $3.1 million in the year ended December 31, 2023, partially offset the aforementioned unfavorable variances.

Net Interest Income

Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest and dividends on interest-earning assets, which are principally comprised of loans and investment securities. We incur interest expense from interest owed or paid on interest-bearing liabilities, including interest-bearing deposits, FHLB advances and other borrowings. Net interest income and margin are shaped by the characteristics of the underlying products, including volume, term, and structure of each product. We measure and monitor yields on our loans and other interest-earning assets, the costs of our deposits and other funding sources, our net interest spread and our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets.

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

Our net interest income can be significantly influenced by a variety of factors, including overall loan demand, economic conditions, credit risk, the amount of non-earning assets including nonperforming loans and OREO, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities, exercise of call options on borrowings or securities, a general rise or decline in interest rates, changes in the slope of the yield-curve, the relative mix of the various elements of interest earning assets and interest bearing liabilities and balance sheet growth or contraction.

Years Ended December 31, 2023, and 2022

Our net interest income was $15.2 million for 2023, a decrease of $3.3 million, or 18%, from 2022. This decrease was primarily attributable to the rapid increase in market interest rates causing the average rates paid on interest bearing liabilities to increase much faster than the average rates paid on interest earning assets. We incurred a $7.6 million, or 144%, increase in interest expense, partially offset by a $4.4 million, or 18%, increase in interest income for 2023, compared to 2022. These results were largely driven by a 183 basis point increase in average rates paid on interest bearing liabilities to 3.08% in 2023 compared to 1.25% in 2022. The average rate paid on interest earning assets increased 74 basis points from 2022 to 2023.

Average earning assets for 2023 were $550.7 million, an increase of $6.5 million, or 1%, compared to 2022. Total average loans in 2023 were $472.1 million, which was $15.8, or 3%, larger than 2022. Average loan yield in 2023 was 68 basis points higher than 2022. Interest income from investment securities in 2023 was slightly lower than 2022 due to a $8.7 million, or 12%, decrease in average balance, partially offset by a 27 basis point increase in yield.

Average interest-bearing liabilities decreased $4.5 million, or 4%, in 2023, compared to 2022. A $28.4 million, or 65%, decrease in average FHLB and FRB borrowings was partially offset by a $23.8 million, or 7%, increase in average interest-bearing deposits. The FRB borrowings consisted solely of term borrowings from the new Bank Term Funding Program implemented in March to minimize the need for banks to sell securities at a loss in times of stress. The increase in average interest earning deposits was caused by a $57.6 million, or 92%, increase in time deposits, partially offset by a $33.8 million, or 16%, decrease in average interest-bearing demand deposits over those same time periods. Average brokered deposits, sometimes referred to as “brokered CDs”, are included in average time deposits and were $19.7 million in 2023, compared to $1.1 million during 2022.

Average noninterest bearing deposits decreased $12.6 million in 2023, compared to 2022. These trends reflect the broader market trends in which customers have reduced non-interest- and interest-bearing demand deposits in favor of term CDs given the rising bank deposit rate environment. Additionally, to assist with the management of overall interest rate risk and to save on funding costs, fixed rate CDs were used to reduce exposure to higher-cost short-term FHLB borrowings. The average rate on the brokered CD deposits during 2023 was 4.45%, which represented a 53-basis point, or 11%, reduction in interest expense when compared to the average rate on FHLB and FRB borrowings during the year. Replacing the FHLB borrowings with CDs, including brokered CDs, did not increase on-balance sheet liquidity but did increase our available borrowing capacity at the FHLB, due to the decline in FHLB borrowed balances.

Our net interest margin was 2.76% for 2023, compared to 3.39% for 2022, a decrease of 63 basis points. While our total cost of funds increased 194 basis points year over year, we also experienced a 74 basis point increase in yield on our earning assets over the same period, due to the overall increase in market interest rates. The Federal Open Market Committee (FOMC) target Federal Funds rates increased 525 basis points through 11 rate hikes between March 2022 and July 2023.

The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.

	For the year ended December 31, 2023			For the year ended December 31, 2022
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans(1)	$472,113	$25,779	5.46%	$456,297	$21,818	4.78%
Investment securities	61,694	1,611	2.61%	70,389	1,651	2.35%
Other interest earning assets	16,888	734	4.35%	17,492	292	4.67%
Total earning assets	550,695	$28,124	5.11%	544,178	$23,761	4.37%
Noninterest-earning assets	29,101			29,083
Total assets	$579,796			$573,261

Interest-bearing liabilities
Checking, money market and savings deposits	$260,238	$6,878	2.64%	$294,000	$2,920	0.99%
Time deposits	120,367	4,261	3.54%	62,811	764	1.22%
Total interest-bearing deposits	380,605	11,139	2.93%	356,811	3,684	1.03%
FRB and FHLB advances	15,179	756	4.98%	43,533	576	1.32%
Subordinated debt, net of issue costs	24,568	1,054	4.29%	24,489	1,054	4.30%
Total interest-bearing liabilities	420,352	$12,949	3.08%	424,832	$5,314	1.25%
Noninterest-bearing deposits	89,165			101,790
Other liabilities	8,139			7,932
Shareholders’ equity	62,140			38,706
Total liabilities and stockholders’ equity	$579,796			$573,261

Net interest income		$15,175			$18,447
Net interest spread		2.03%			3.12%
Net interest margin		2.76%			3.39%

(1)	Includes nonaccrual loans.

Rate-Volume Analysis

The table below presents the effect of volume and rate changes on interest income and expense. Changes in volume are based on the current period’s average balance multiplied by the previous period’s average rate. Changes in rate are based on the current period’s average rate multiplied by the average balance from the previous period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

2023 vs 2022 Volume & Rate Analysis

	Years Ended December 31,
	2023 vs. 2022
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$777	$3,184	$3,961
Securities	(483)	443	(40)
Other interest earning assets	(9)	451	442
Total interest-earning assets	285	4,078	4,363

Interest-bearing liabilities:
Checking, money-market and savings accounts	(294)	4,252	3,958
Certificates of deposit	1,133	2,364	3,497
Total deposits	839	6,616	7,455
Advances from FRB and FHLB	(55)	235	180
Subordinated debt, net of issuance costs	11	(11)	(0)
Total interest-bearing liabilities	795	6,840	7,635
Change in net interest income	$(510)	$(2,762)	$(3,272)

Allowance and Provision for Credit Losses – Loans held-for-investment

At December 31, 2023, the ACL was $5.9 million, or 1.28% of loans held-for-investment, an increase of $1.1 million, or 23% when compared to the allowance for loan losses at December 31, 2022, which was based on an incurred loss model, not CECL. We maintain ACL at a level that management believes is adequate to absorb expected credit losses over the lifetime of the bank’s loans held-for-investment. Specifically, identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge-off.

The provision for credit losses is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of the collectability of the loans held-for-investment in light of current economic conditions and market trends. Our provision for credit losses was, $4.2 million for 2023 and $2.4 million for 2022. In the fourth quarter of 2023, we charged off $3.4 million of an out of market commercial real estate loan which accounted for a large portion of the provision expense in 2023. The remaining loan balance of $3 million is categorized as OREO in our December 31, 2023, balance sheet. In the fourth quarter of 2022, we charged off $2.9 million of a commercial loan which led to higher provision expense in 2022.

At December 31, 2023, management believes the ACL is appropriate and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for credit losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for credit losses.

Allowance for Credit Losses – Off Balance Sheet Credit Exposures

We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The ACL on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Upon adoption of CECL, we recorded an ACL on unfunded commitments of $165,000.

Noninterest Income

The following table presents our noninterest income for the years ended December 31, 2023, and 2022.

	Year Ended December 31,
(In thousands)	2023	2022
Service charges and fees	$463	$391
Gain on sale of loans	32	—
Bank owned life insurance	248	238
Gain (loss) on disposal/impairment of fixed assets	74	(25)
Other	(87)	(59)
Total noninterest income	$730	$545

Our noninterest income increased $185,000 to $730,000 in 2023, from $545,000 in the prior year. The increase in noninterest income for 2023, compared to 2022, was primarily due to a $99,000 increase in gains on sales of fixed assets, a $41,000 increase in service charges and fees and a $32,000 gain on sale of loans in 2023.

Noninterest Expense

The following table presents noninterest expense for the years ended December 31, 2023, and 2022.

	Year Ended December 31,
(In thousands)	2023	2022
Salary and employee benefits	$6,124	$9,092
Occupancy	1,148	1,292
Data processing	2,665	2,107
Federal insurance premiums and other insurance	348	427
Professional fees	742	525
Merger costs	3,010	—
Advertising	46	89
Other	1,454	1,652
Total noninterest expense	$15,537	$15,184
59

Our noninterest expense increased $353,000 to $15.5 million for year ended December 31, 2023, from $15.3 million for 2022. The increase in noninterest expense in 2023, compared to 2022, was primarily due to merger-related expense of $3 million in 2023, and a $558,000 increase in data processing fees. Those increases were partially offset by decreases of $3.1 million in salaries and employee benefits, $198,000 in other expense, and $144,000 in occupancy expense.

Salary and employee benefits expense is the largest component of our noninterest expense and includes employee payroll expense, incentive compensation, health benefits and payroll taxes. Salary and employee benefits decreased $3.1 million for 2023, compared to the prior year, due primarily to a $1.6 million decrease in pension expense due to costs related to a defined benefit pension plan terminated in 2022, lower incentives resulting from a decline in loan demand, the reduction in force in April 2023, and no employee recruiting expense in 2023. These reductions were partially offset by the benefit of the $547,000 Employee Retention Credit (ERC) booked in the first quarter of 2022 under the 2021 Consolidated Appropriations (CARES) Act.

Merger costs of $3 million was incurred in 2023 compared to none in 2022. Merger costs included systems termination and conversion costs of $983,000, external audit expenses of $560,000, and legal fees of $526,000.

Data processing fees in 2023 were $558,000 larger than 2022 due to system upgrades and product expansion.

Efficiency ratio

The efficiency ratio is one measure of profitability in the banking industry. This ratio measures the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. We calculate this ratio by dividing non-interest expense by the sum of net interest income and non-interest income.

Our efficiency ratio was 97.69% and 80.07% for the years ended December 31, 2023, and 2022, respectively. The efficiency ratio for the year ended December 31, 2023, reflects $3 million of non-interest expense related to merger costs. Excluding these 2023 merger costs, our efficiency ratio was 78.77% for the year ended December 21, 2023.

Return on equity and assets

The following table sets forth our ROAA, ROAE, dividend payout and average stockholders’ equity to average assets ratio for the periods ended:

	December 31,
	2023	2022
Return on average total assets (ROAA)	(0.59)%	0.23%
Return on average stockholders’ equity (ROAE)	(5.48)%	3.44%
Dividend payout ratio	(15.91)%	50.08%
Average stockholders’ equity to average assets	10.72%	6.75%

Income Taxes

We had an income tax benefit for the year ended 2023 of $453,000 compared to income tax expense of $58,000 for the year ended 2022. The 2023 income tax benefit was due to our pre-tax loss in 2023. Our effective tax rate was 11.75% for the year ended 2023, compared to 4.18% for the year ended 2022. The effective tax rate for the year ended 2023 includes an unfavorable impact of $2.2 million of non-deductible merger costs. This unfavorable impact was partially offset by favorable state tax credits which were proportionally greater to our 2023 pre-tax loss as compared to our 2022 pre-tax income.

Further information on our annual income taxes is presented in Note 11 – Income Taxes in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

FINANCIAL CONDITION

Balance Sheet

Our total assets were $581.3 million at December 31, 2023, compared to $574.3 million at December 31, 2022. Our total loans held for investment were $457.0 million at December 31, 2023, a decrease of $6.3 million, compared to $463.4 million at December 31, 2022.

Investment Securities

Our securities portfolio is used to make various term investments, maintain a source of liquidity and serve as collateral for certain types of borrowings. We manage our investment portfolio according to written investment policies approved by our board of directors. Investment in our securities portfolio may change over time based on our funding needs and interest rate risk management objectives. Our liquidity levels take into account anticipated future cash flows funds and available sources of funds and are maintained at levels that we believe are appropriate to provide the necessary flexibility to meet our anticipated funding requirements.

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of December 31, 2023, and December 31, 2022. All available-for-sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.

Our securities available-for-sale decreased by $1.9 million to $56.7 million at December 31, 2023, compared to December 31, 2022. The decrease was primarily due to maturities and regular monthly payments on mortgage-backed securities being offset by purchases of $2 million. Securities held-to-maturity were $5.7 million at December 31, 2023, and $5.8 million at December 31, 2022.

Allowance for Credit Losses – Held-to-Maturity Debt Securities

 The following table presents the activity in the allowance for credit losses on held-to-maturity debt securities, for the year ended December 31, 2023:

December 31, 2023 (in 000s)	Corporate Bonds
Allowance for credit losses:
Beginning balance	$—
Impact of adopting ASU 2016-13	38
Provision for credit losses	77
Securities charged-off (recoveries)	—
Ending balance	$115

Loans

Our loan portfolio represents a broad range of borrowers primarily in our markets in Arizona and New Mexico, comprised of construction, commercial, commercial real estate, residential real estate and consumer financing loans.

Gross loans as of December 31, 2023, were $458.2 million, compared to $464.7 million as of December 31, 2022.

The following tables set forth the composition of our loan portfolio, as of the periods presented:

	December 31, 2023		December 31, 2022
(In thousands)	Amount	% of total loans	Amount	% of total loans
1-4 Family residential real estate	61,645	13.5%	63,176	13.6%
Commercial	50,169	10.9%	48,567	10.5%
Consumer and other	698	0.2%	1,048	0.2%
Construction	34,538	7.5%	43,664	9.4%
NOO CRE	168,404	36.8%	185,699	40.0%
OO CRE	82,228	17.9%	61,375	13.2%
Multifamily	60,546	13.2%	61,201	13.1%
Total gross loans	$458,228	100%	$464,730	100%

Family residential real estate loans represent loans to consumers collateralized by a mortgage on a residence and include purchase money, refinancing, secondary mortgages, and home equity loans and lines of credit.

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

Consumer and other include direct consumer installment loans, overdrafts and other revolving loans.

Construction loans include both residential and commercial projects. Construction loan terms are dependent upon the project, but in some cases the loan will be longer term and include both the construction phase as well as longer term financing.

Commercial real estate loans include owner occupied and non-owner occupied commercial real estate mortgage loans to operating commercial businesses and include loans for long-term financing of land and buildings. No significant concentrations are present within the CRE portfolio as the bank has made an effort to diversify across various industries and geographic locations. While the majority of these loans are made primarily in our marketplace, some of the loans have out of market properties. In response to the deterioration of the large out of market commercial real estate loan during 2023, management engaged an external party to complete a loan review that included approximately 90% of the out of market collateral portfolio. Additionally, management reviewed the property appraisals associated with the out of market loans and plans to limit out of market lending moving forward.

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

(In thousands)
As of December 31, 2023	One year or less	After one through five years		After five through 15 years		After 15 years		Total
		Fixed	Variable	Fixed	Variable	Fixed	Variable
1-4 Family residential real estate	$2,750	$36,192	$1,601	$9,010	$1,823	$4,668	$5,600	$61,645
Commercial	16,340	15,241	1,458	8,857	8,274	0	0	50,169
Consumer and other	589	109	0	0	0	0	0	698
Construction	8,933	8,767	3,591	970	10,355	1,922	0	34,538
NOO CRE	17,651	70,156	15,034	7,319	42,033	0	16,212	168,404
OO CRE	5,639	28,413	1,160	13,176	33,196	0	644	82,228
Multifamily	2,445	33,251	2,458	19,712	2,681	0	0	60,546
Total gross loans	$54,347	$192,129	$25,301	$59,043	$98,362	$6,589	$22,456	$458,228

Allocation of Allowance for Credit Losses

The following tables present the allocation of the ACL on loans held-for-investment and the percentage of the total amount of loans held-for-investment in each category listed and as of the dates indicated:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Allowance Amount	% of Portfolio	Allowance Amount	% of Portfolio
1-4 Family residential real estate	$736	1.19%	$454	0.72%
Commercial	924	1.84%	1,382	2.85%
Consumer and other	8	1.15%	56	5.34%
Construction	512	1.48%	222	0.51%
NOO CRE	1,859	1.10%	1,680	0.90%
OO CRE	1,201	1.46%	555	0.90%
Multifamily	620	1.02%	429	0.70%
Total	$5,860	1.28%	$4,778	1.03%

The ACL increased by $1.1 million during the year ended December 31, 2023, including $604,000 from the adoption of CECL. The change in methodologies from an incurred loss model to an expected loss model resulted in allowance allocations increasing across the construction, non-owner occupied commercial real estate, owner occupied commercial real estate, 1-4 Family residential real estate, and multifamily portfolios. The CECL adoption also resulted in lower allowance allocations in the commercial and consumer and other portfolios.

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

Historically Other Real Estate Owned (OREO) represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO generally are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We typically have incurred recurring expenses relating to OREO in the form of maintenance, taxes, insurance, and legal fees, among others, until the OREO parcel is disposed. While disposition efforts with respect to our OREO are generally ongoing, if these properties are appraised at lower-than-expected values or if we are unable to sell the properties at the prices for which we expect to be able to sell them, we may incur additional losses. Bank 34 held $3 million of OREO, represented by one out of market commercial real estate property, at December 31, 2023, and no OREO at December 31, 2022.

The following tables set forth our non-performing assets, non-performing asset ratios, and net losses as a percentage of average loans for each period presented:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Nonaccrual loans:
1-4 Family residential real estate	$66	$659
Commercial	1,208	1,641
Consumer and other	—	—
Construction	—	1,591
NOO CRE	—	—
OO CRE	—	—
Multifamily	970	—
Total nonaccrual loans	2,244	3,891
Accrual loans greater than 90 days past due	—	292
Total nonperforming loans (NPLs)	2,244	4,183
Other real estate owned and foreclosed assets, net	3,000	—
Total nonperforming assets (NPAs)	$5,244	$4,183

ACL	5,860	4,778
NPLs	2,244	4,183
ACL to NPLs	261.14%	114.22%

NPA’s	5,244	4,183
Total Assets	581,265	574,340
NPAs to total assets	0.90%	0.73%

NPLs	2,244	4,183
Total Gross Loans	458,228	464,730
NPLs to total loans	0.49%	0.90%

	December 31, 2023			December 31, 2022
(Dollars in thousands)	Net Loss /(recovery)	Average Balance	Loss %	Net Loss /(recovery)	Average Balance	Loss %
1-4 Family residential real estate	$(6)	$61,019	-0.01%	$ 6 5	$59,025	0.11%
Commercial	321	$51,111	0.63%	2,905	44,007	6.60%
Consumer and other	—	$940	0.00%	—	459	0.00%
Construction	—	$43,838	0.00%	—	44,175	0.00%
NOO CRE	3,382	$185,860	1.82%	—	185,892	0.00%
OO CRE	—	$69,461	0.00%	—	62,988	0.00%
Multifamily	—	$59,885	0.00%	—	59,751	0.00%
Total	$3,697	$472,113	0.78%	$2,970	$456,297	0.65%

Total nonperforming assets were $5.2 million as of December 31, 2023, compared to $4.2 million at December 31, 2022. The increase was due to the increase in OREO, with paydowns of existing nonaccrual loans.

Potential problem loans are impaired loans which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Management has not identified any potential problem loans not included in the nonperforming assets table above.

Allowance for Credit Losses – Unfunded loan commitments

The following table presents the changes in the ACL on unfunded loan commitments for the year ended December 31, 2023:

December 31, 2023 (in 000s)	Unfunded Loan Commitments
Allowance for credit losses:
Beginning balance	$—
Impact of adopting ASU 2016-13	165
Recovery of credit losses	(30)
Ending balance	$135

Deposits

Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits decreased $27.6 million as of December 31, 2023, compared to $487.6 million at December 31, 2022. Consistent with industry trends, we experienced an outflow of deposits as large deposit customers diversified their deposit holdings and sought out other forms of investment. Deposit outflows in 2023 were partially offset by growth in brokered CDs, which increased $14.6 million from $5 million at December 31, 2022, to $19.5 million on December 31, 2023, and a new high yield savings account offered through an online banking platform which grew by $9.1 million during the same period. The high-yield savings account offering is through a platform administered by a third-party which we believed would offer better reach in terms of potential depositors, and we do not classify them as brokered deposits. The savings accounts provided additional diversity to our funding sources and represented modest savings over non-core funding alternatives. Our total time deposits, or CDs, increased $54.9 million from December 31, 2022, to December 31, 2023, primarily due to customers wishing to lock in higher interest rates for longer periods, CD promotions to attract new customers, and the $14.6 million growth in brokered CDs.

The following table sets forth the average balance amounts and the average rates paid on deposits held by us for the periods presented:

	For the years ended
	December 31, 2023		December 31, 2022
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposits	$89,165	—%	$101,790	—%
Interest-bearing demand and NOW deposits	260,238	2.64	294,000	0.99
Certificates of deposit	120,367	3.54	62,811	1.22
Total deposits	$469,770	2.37%	$458,601	0.80%

For the years ended December 31, 2023, and December 31, 2022, average certificates of deposit includes average brokered CD balances of $19.7 million and $1.1 million, respectively. This growth in our brokered CD deposits in 2023 has been used to supplement deposit growth, assist in the management of interest rate risk through less volatile funding costs, and to reduce the reliance on short-term FHLB borrowings.

The following table sets forth the portion of the Bank’s time deposits, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2023:

(In thousands)	December 31, 2023
Three months or less	$10,739
Over three months through six months	4,355
Over six months through twelve months	12,441
Over twelve months	16,354
Total	$43,889

As of December 31, 2023, and December 31, 2022, approximately $195.6 million and $283.5 million, of our total deposit portfolio was uninsured. The estimates are based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Federal Reserve Bank and Federal Home Loan Bank Advances

Other than deposits, we also utilize Federal Home Loan Bank (FHLB) advances and Federal Reserve Bank (FRB) advances as supplementary funding sources to finance our operations. At December 31, 2023, we had $29 million of borrowings through the FRB’s Bank Term Funding Program (BTFP) established in March 2023. At December 31, 2022, we had $5 million in term FHLB borrowings. Our advances from the FRB are collateralized by pledged securities. Collateral for FHLB borrowings is provided by a blanket lien on our loan portfolio. At December 31, 2023, we had $1.3 million in availability through the FRB’s BTFP and $15.4 million in availability through the FRB’s Discount Window. As of December 31, 2023, we had $145.6 million in borrowing capacity at the FHLB of San Francisco.

The following table presents certain attributes of our FRB and FHLB Advances. The maximum month-end balance represents the high indebtedness at any month end during 2023.

			Maximum
	Ending	Period End	Month End	Period Average
(Dollars in thousands)	Balance	Rate	Balance	Balance	Rate
As of and for the year ended December 31, 2023
FRB and FHLB Advances	$29,000	4.83%	$29,000	$15,179	4.98%
Subordinated debt	25,000	4.00%	25,000	25,000	4.00%
Total	$54,000	4.45%	$54,000	$40,179	4.50%
66

Subordinated Debt

In addition to our FHLB advances, we also have subordinated debt amounting to $24.6 million at December 31, 2023, and $24.5 million at December 31, 2022, net of remaining origination fees. For more information about these borrowings, see Note 6—Borrowings in our audited consolidated financial statements included elsewhere in Annual Report on Form 10-K.

Capital Raises

During December 2022 and January 2023, Bancorp 34 completed two private placements of common and preferred stock. Bancorp 34 issued a total of 1,359,497 shares of common stock and 820,115 shares of convertible, non-voting Series A perpetual preferred Stock at $14.00 per share each, generating net cash proceeds of approximately $28.6 million. Bancorp 34 will use the net proceeds from these private placements to fund organic growth, transact on potential acquisition opportunities, enter complementary new business lines, and to enhance capital ratios.

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

For more information about these private placements, see Note 17--Private Placements of Common and Preferred Stock, in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Liquidity

Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset funding, meet present and future obligations of deposit withdrawals, lending obligations, and other contractual obligations.

Bancorp 34 (Parent Company)

Bancorp 34 has routine cash needs consisting primarily of operating expenses, debt service, and funds used for acquisitions. Bancorp 34 can obtain funding to meet its obligations from dividends collected from its subsidiary, Bank 34, and through the issuance of varying forms of debt and equity. At December 31, 2023, Bancorp 34 has cash and cash equivalents of $19.2 million, a $1.5 million note receivable from the Bank 34 ESOP, and debt outstanding, net of issuance costs, of $24.6 million. Management believes Bancorp 34 has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Bank 34 may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2022 or 2023 and is not currently required. At December 31, 2023, Bank 34 could pay dividends to Bancorp 34 of approximately $5.5 million without prior regulatory approval. During the year ended December 31, 2023, Bank 34 did not pay a dividend to Bancorp 34.

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

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers and capital expenditures. These liquidity requirements are met primarily through our deposits, FHLB advances, subordinated debt and the principal and interest payments we receive on loans and investment securities. Cash, interest-bearing deposits in third party banks, securities available for sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are available to us include the sale of loans we hold for investment, the ability to acquire additional national market non-core deposits, borrowings through the Federal Reserve’s discount window and the issuance of additional debt or equity securities.

At December 31, 2023, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $28.9 million, or 5% of total assets, compared to $16.9 million, or 3% of total assets, at December 31, 2022. The increase in our liquid assets was primarily due to an increase in cash held at the Federal Reserve. Our available-for-sale securities at December 31, 2023, were $56.7 million, or 10% of total assets, compared to $58.6 million, or 10% of total assets, at December 31, 2022. Investment securities with an aggregate carrying value of $43.1 million and $8.2 million at December 31, 2023, and December 31, 2022, respectively, were pledged to secure various liquidity sources.

The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At December 31, 2023, net loans as a percentage of deposits were 98%, compared with 94% at December 31, 2022. For additional information related to our deposits, see the Deposits section above.

We are also borrowing capacity at the FRB of San Francisco and the FHLB of San Francisco, from which we can borrow for leverage or liquidity purposes. Both the FRB and FHLB require that securities and qualifying loans be pledged to secure any advances. At December 31, 2023, we had $29.0 million in advances from the FRB’s BTFP. At December 31, 2023, we had $1.3 million in availability through the FRB’s BTFP and $15.4 million in availability through the FRB’s Discount Window. As of December 31, 2023, we had $145.6 million in borrowing capacity at the FHLB of San Francisco.

In addition, we have unused Federal funds lines-of-credit with certain other financial institutions totaling $39.8 million as of December 30, 2023.

Management believes the Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.

Capital Resources

Stockholders’ equity at December 31, 2023, was $60.7 million, compared to $49.2 million at December 31, 2022, an increase of $11.5 million, or 23%. The increase was primarily driven by the private placement of common and preferred shares generating $15.0 million in new equity, partially offset by the net loss and dividends paid in 2023. The private placement of equity was completed on January 27, 2023, representing the second round of the capital raise begun on December 30, 2022.

We are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.

Regulatory capital rules adopted in July 2013 and fully-phased in as of January 1, 2019, which we refer to as the Basel III rules, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with consolidated assets of more than $3 billion. In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain the fully-phased in “capital conservation buffer” of 2.5% on top of its minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1 risk-based capital, but the buffer applies to all three measurements (common equity Tier 1 risk-based capital, Tier 1 capital and total capital). At December 31, 2023, Bancorp 34 and Bank 34 exceeded the regulatory minimums and met the regulatory definition of well-capitalized.

The following table shows the regulatory capital ratios for Bancorp 34 at the dates indicated:

					Minimum Required
					To be Well-
			Minimum Required		Capitalized under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes(1)		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Total risk-based capital to risk-weighted assets	$96,761	19.20%	$40,311	8.00%	$N/A	N/A	%
Tier 1 risk-based capital to risk-weighted assets	65,651	13.03	30,234	6.00	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 leverage capital to average assets	65,651	11.20	23,446	4.00	N/A	N/A

As of December 31, 2022
Total risk-based capital to risk-weighted assets	$85,108	17.72%	$38,422	8.00%	$N/A	N/A	%
Tier 1 risk-based capital to risk-weighted assets	53,329	11.52	28,816	6.00	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 leverage capital to average assets	53,329	9.48	23,335	4.00	N/A	N/A

The following table shows the regulatory capital ratios for Bank 34 at the dates indicated:

					Minimum Required
					To be Well-
			Minimum Required		Capitalized under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes(1)		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Total risk-based capital to risk-weighted assets	$74,142	14.79%	$40,114	8.00%	$50,143	10.00%
Tier 1 risk-based capital to risk-weighted assets	68,032	13.57	30,086	6.00	40,114	8.00
Common Equity Tier 1 (CET 1) to risk-weighted assets	68,032	13.57	22,564	4.50	32,593	6.50
Tier 1 leverage capital to average assets	68,032	11.66	23,347	4.00	29,184	5.00

As of December 31, 2022
Total risk-based capital to risk-weighted assets	$64,492	13.57%	$38,286	8.00%	$47,857	10.00%
Tier 1 risk-based capital to risk-weighted assets	60,163	12.57	28,717	6.00	38,290	8.00
Common Equity Tier 1 (CET 1) to risk-weighted assets	60,163	12.57	21,538	4.50	31,111	6.50
Tier 1 leverage capital to average assets	60,163	10.34	23,274	4.00	29,092	5.00

Off-Balance Sheet items

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and unused lines of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contractual or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

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

The following table summarizes commitments as of the dates presented (dollars in thousands):

	December 31, 2023		December 31, 2022
	Fixed	Variable	Fixed	Variable
Commitments to extend credit	$5,327	$6,966	$7,112	$16,090
Unused lines of credit	3,962	18,859	4,544	14,162
Totals	$9,289	$25,825	$11,656	$30,252

Contractual Obligations

We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk.

The following table summarizes our contractual obligations as of December 31, 2023, and December 31, 2022:

(In thousands)		Less than	1-3	3-5	More than
December 31, 2023	Total	1 Year	Years	Years	5 Years
Long-term debt:
FRB term advances	$29,000	$29,000	$—	$—	$—
Subordinated debt	25,000	—	—	—	25,000
Total long-term debt	54,000	29,000	—	—	25,000
Operating leases	2,344	325	726	749	544
Certificates of deposit	128,403	93,675	30,390	4,338	0
Total	$184,747	$123,000	$31,116	$5,087	$25,544

December 31, 2022
Long-term debt:
FHLB term advances	5,000	5,000	—	—	—
Subordinated debt	25,000	—	—	—	25,000
Total long-term debt	30,000	5,000	—	—	25,000
Operating leases	2,578	205	714	738	921
Certificates of deposit	73,493	50,025	21,627	1,841	—
Total	$106,071	$55,230	$22,341	$2,579	$25,921
70

Item 7-A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of reduced earnings and/or declines in the net market value of the balance sheet due to changes in market rates. Our primary market risk is interest rate risk which impacts our net interest income, fee income related to interest sensitive activities such as mortgage origination and servicing income and loan and deposit demand.

We are subject to interest rate risk due to:

•	the maturity or repricing of assets and liabilities at different times or for different amounts;
•	differences in short-term and long-term market interest rate changes; and
•	the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change.

Our Asset Liability Committee, or ALCO, which is composed of our executive officers, certain board members and other members of management, monitors interest rate risk on an ongoing basis in accordance with policies approved by our board of directors. The ALCO reviews interest rate positions and considers the impact projected interest rate scenarios have on earnings, liquidity, business strategies and other factors.

The ALCO’s objective is to operate in compliance with the board of directors’ approved policies and procedures. Limits are established by policy around point in time liquidity metrics which include, but are not limited to, on-hand liquidity, non-core funding dependency, and loan-to-deposit ratios. Limits are also established around various funding sources which include, but are not limited to, brokered deposits, deposits gathered through on-line resources, and borrowings. Regarding interest rate risk, limits have been instituted around 12- and 24-month earnings simulation modeling as well as economic value of equity modeling. No material changes to policy limits have been made in response to current market conditions or developments.

Due to the possibility of rapid changes within the credit and interest rate markets, the ALCO must have the flexibility to make prudent decisions which may temporarily deviate from the approved policy and risk limits to enhance profitability or minimize risk. Our policy thus permits ALCO management to implement exceptions to policy; however, any exception to policy must have the prior approval of the Chief Executive Officer and one other ALCO member. All exceptions must be documented in the ALCO minutes and reported to the board of directors at the next scheduled meeting. In 2023, no policy exception strategies have been implemented that deviate from the risk limits outlined in the ALCO related policies and procedures.

To assess and manage interest rate risk, sensitivity analysis is used to determine the impact on earnings and the net market value of the balance sheet across various interest rate scenarios, balance sheet trends, and strategies.

Management uses a simulation model to analyze the sensitivity of net interest income to changes in interest rates across various interest rate scenarios, which seeks to demonstrate the level of interest rate risk inherent in the balance sheet. The analysis holds the current balance sheet values constant and does not take into account management intervention. In addition, we assume certain correlation rates, often referred to as a “deposit beta,” for interest-bearing deposits, wherein the rates paid to customers change relative to changes in benchmark interest rates. The effect on the bank’s net interest income over a 12-month time horizon and economic value of equity due to hypothetical changes in market interest rates is presented in the table below. In this interest rate shock simulation, as of the periods presented, interest rates have been adjusted by instantaneous parallel changes rather than in a ramp simulation, which applies interest rate changes over time. All rates, short-term and long-term, are changed by the same amount (e.g. plus or minus 100 basis points) resulting in the shape of the yield curve remaining unchanged.

	% Change in Net Interest Income		% Change in Economic Value of Equity
Changes in Interest Rates (Basis Points)	As of December 31, 2023	As of December 31, 2022	As of December 31, 2023	As of December 31, 2022
400	-13.90%	-18.02%	-9.67%	-10.04%
300	-8.20%	-10.77%	-5.36%	-5.36%
200	-3.70%	-5.44%	-1.06%	-0.66%
100	0.61%	0.57%	1.25%	1.96%
Base
-100	-0.59%	-0.59%	-2.78%	-4.07%
-200	2.52%	4.71%	-6.54%	-7.69%
-300	5.77%	8.77%	-10.50%	-11.86%
-400	8.92%	14.53%	-15.26%	-17.88%
71

Item 8. Financial Statements and Supplementary Data

BANCORP 34, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Bancorp 34, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bancorp 34, Inc. (the “Company”) as of December 31, 2023, and 2022; the related consolidated statements of comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023; and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As described in Notes 1 and 3 to the financial statement, the Company adopted the provisions of Accounting Standards Updated (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), as of January 1, 2023. Our opinion is not modified with respect to this matter.

Basis for Opinion

The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

To the Shareholders and Board of Directors

Bancorp 34, Inc.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the December 31, 2023, audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Qualitative Adjustments - Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The allowance for credit losses for loans consists of a collectively evaluated and an individually evaluated reserve as described in Notes 1 and 3 to the financial statements. The collectively evaluated reserve has both quantitative and qualitative components. The Company estimates the quantitative allowance for credit losses using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. This quantitative component is then adjusted for qualitative risk factors that involve significant assumptions and a high degree of management’s judgment. The qualitative risk factors included consideration of the following: changes in lending policies and underwriting standards; changes in economic conditions; changes in nature and volume of loans; changes in the depth of lending staff; changes in the volume and severity of past due, non-accrual and adversely classified loans; changes in the levels and trends of charge offs and recoveries; changes in the quality of the loan review system; changes in concentrations of credit; and, the effects of other external factors such as competition and legal and regulatory requirements. Given the significant estimates and assumptions management makes to estimate qualitative adjustments within the allowance for credit losses, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our primary audit procedures related to the qualitative adjustments to the collectively evaluated allowance for credit losses of loans included the following, among others:

-	We obtained an understanding of management’s process for development of the qualitative factors and evaluated the design of controls over the application of management’s qualitative factor methodology.

-	We evaluated the methodology and the relevance and reliability of information utilized in the development of the estimate.

-	Where applicable, we evaluated the accuracy and completeness of data used by management in the measurement of qualitative factor adjustments or compared to relevant external data sources.

-	We developed an independent estimate to assess the modelling assumptions and significant inputs used to estimate the allowance for credit losses for collectively evaluated loans, which involved independently obtaining significant inputs from external sources.

-	We assessed the adequacy of the disclosures related to the allowance for credit losses.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditors since 2023.

Denver, Colorado

March 7, 2024

Consolidated Balance Sheets

(Dollars in Thousands, except share data)

December 31, 2023, and December 31, 2022

	December 31,
	2023	2022
ASSETS
Cash and due from banks	$27,182	$16,112
Fed funds sold	1,715	835
Total cash and cash equivalents	28,897	16,947

Available-for-sale securities, at fair value	56,690	58,582

Held-to-maturity securities, at amortized cost, net of allowance for credit losses	5,684	5,832

Loans held for investment	457,027	463,360
Allowance for credit losses	(5,860)	(4,778)

Loans held for investment, net	451,167	458,582

Other real estate owned	3,000	—
Premises and equipment, net	7,350	8,077
Operating lease right-of-use assets	1,819	2,067
Other investments	4,063	1,277
Accrued interest receivable	1,597	1,505
Deferred income tax asset, net	4,884	4,924
Bank owned life insurance	11,847	11,598
Prepaid and other assets	4,267	4,949
Total assets	$581,265	$574,340

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets (Continued)

(Dollars in Thousands, except Share data)

December 31, 2023, and December 31, 2022

LIABILITIES AND STOCKHOLDERS’ EQUITY
	December 31,
LIABILITIES	2023	2022
Deposits
Demand deposits	$88,091	$102,699
Savings and NOW deposits	243,505	311,395
Time deposits	128,403	73,493
Total deposits	459,999	487,587

Federal Reserve Bank BTFP Advances	29,000	—
Federal Home Loan Bank advances	—	5,000
Subordinate debt, net of issuance costs	24,595	24,531
Escrows	168	179
Operating lease liabilities	2,011	2,153
Accrued interest and other liabilities	4,771	5,652
Total liabilities	520,544	525,102

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value Authorized: 50,000,000 shares Issued and outstanding: 0 and 521,849 on December 31, 2023, and December 31, 2022, respectively	—	5
Common stock, $0.01 par value Authorized: 100,000,000 shares, including 1,100,000 shares of non-voting common stock
Voting common stock, $0.01 par value Issued and outstanding: 3,873,895 and 3,032,606 on December 31, 2023, and December 31, 2022, respectively	39	30
Non-voting common stock, $0.01 par value Issued and outstanding: 820,115 and 0 on December 31, 2023, and December 31, 2022, respectively	8	—
Additional paid-in capital	43,279	28,369
Retained earnings	24,301	29,013
Accumulated other comprehensive loss	(5,560)	(6,773)
Unearned Employee Stock Ownership Plan (ESOP) share	(1,346)	(1,406)
Total stockholders’ equity	60,721	49,238

Total liabilities and stockholders’ equity	$581,265	$574,340

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income

(Dollars in Thousands, Except Per Share Data)

For years ended December 31, 2023, and 2022

	Year Ended December 31,
	2023	2022

INTEREST INCOME
Interest and fees on loans	$25,779	$21,818
Interest on securities	1,611	1,650
Interest on other interest-earning assets	734	293

Total interest income	28,124	23,761

Interest expense
Interest on deposits	11,139	3,684
Interest on borrowings	1,810	1,630

Total interest expense	12,949	5,314

Net interest income	15,175	18,447
Provision for credit losses	4,223	2,420

Net interest income after provision for credit losses	10,952	16,027

NON-INTEREST INCOME
Service charges and fees	463	391
Gain on sale of loans, net	32	—
Bank owned life insurance	248	238
Gain (Loss) on disposal or impairment of fixed assets	74	(25)
Other	(87)	(59)

Total non-interest income	730	545

NON-INTEREST EXPENSE
Salaries and employee benefits	6,124	9,092
Occupancy	1,148	1,292
Data processing fees	2,665	2,107
FDIC and other insurance expense	348	427
Professional fees	742	525
Merger Costs	3,010	—
Advertising	46	89
Other	1,454	1,652

Total non-interest expense	15,537	15,184

(Loss) income before provision for income taxes	(3,855)	1,388
(Benefit from) provision for income taxes	(453)	58

Net (loss) income	(3,402)	1,330

Other comprehensive income (loss)	1,684	(7,868)
Tax effect of other comprehensive income or loss	(471)	2,015

Other comprehensive income (loss), net of tax	1,213	(5,853)

Comprehensive (loss)	$(2,189)	$(4,523)

(Loss) Earnings per common share Basic	$(0.88)	$0.56

(Loss) Earnings per common share Diluted	$(0.88)	$0.56

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in Thousands, Except Number of Shares)
Years Ended December 31, 2023, and 2022

	Shares			Balances
									Other
	Voting	Non-voting	Series A	Voting	Non-voting	Series A	Additional		Comprehensive	Unearned
	Common	Common	Preferred	Common	Common	Preferred	Paid-In	Retained	Income	ESOP
	Shares	Shares	Shares	Stock	Stock	Stock	Capital	Earnings	(Loss), Net	Shares	Total
BALANCE, January 1, 2023	3,032,606	—	521,849	$30	$—	$5	$28,369	29,013	$(6,773)	$(1,406)	$49,238
Cumulative adjustment for day one adoption of ASU 2016-13, net of tax (Reference Notes 1 and 3)	—	—	—	—	—	—	—	(654)	—	—	(654)
BALANCE, January 1, 2023 (as adjusted for the adoption of ASU 2016-13)	3,032,606	—	521,849	$30	$—	$5	$28,369	28,359	$(6,773)	$(1,406)	$48,584

Net loss for 2023	—	—	—	—	—	—	—	(3,402)	—	—	(3,402)
Other comprehensive income on AFS securities	—	—	—	—	—	—	—	—	1,213	—	1,213
Restricted stock award	10,250	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeiture	(2,050)	—	—	—	—	—	—	—	—	—	—
Amortization of equity awards	—	—	—	—	—	—	90	—	—	60	150
Repurchase of common stock	(15,000)	—	—	—	—	—	(210)	—	—	—	(210)
Issuance of common stock, net of issuance costs	848,089	—	—	9	—	—	10,858	—	—	—	10,867
Issuance of Series A preferred stock, net of issuance costs	—	—	298,266	—	—	3	4,172	—	—	—	4,175
Conversion of Series A preferred stock to non voting common stock	—	820,115	(820,115)	—	8	(8)	—	—	—	—	—
Dividends paid - $0.14 per share	—	—	—	—	—	—	—	(656)	—	—	(656)

BALANCE, DECEMBER 31, 2023	3,873,895	820,115	—	$39	$8	$—	$43,279	24,301	$(5,560)	$(1,346)	$60,721

	Shares			Balances
									Other
	Voting	Non-voting	Series A	Voting	Non-voting	Series A	Additional		Comprehensive	Unearned
	Common	Common	Preferred	Common	Common	Preferred	Paid-In	Retained	Income	ESOP
	Shares	Shares	Shares	Stock	Stock	Stock	Capital	Earnings	(Loss), Net	Shares	Total
Balance on January 1, 2022	2,523,398	—	—	$25	$—	$—	$14,647	$28,383	$(920)	$(1,465)	$40,670

Net income for 2022	—	—	—	—	—	—	—	1,330	—	—	1,330
Other comprehensive loss on AFS securities	—	—	—	—	—	—	—	—	(7,161)	—	(7,161)
Defined benefit plan	—	—	—	—	—	—	—	—	1,308	—	1,308
Restricted stock awards	9,500	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeiture	(7,439)	—	—	—	—	—	—	—	—	—	—
Amortization of equity awards	—	—	—	—	—	—	292	—	—	59	351
Repurchase of common stock	(5,297)	—	—	—	—	—	(78)	—	—	—	(78)
Stock option exercise	1,036	—	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	511,408	—	—	5	—	—	6,207	—	—	—	6,212
Issuance of Series A preferred stock, net of issuance costs	—	—	521,849	—	—	5	7,301	—	—	—	7,306
Dividends paid - $0.28 per share	—	—	—	—	—	—	—	(700)	—	—	(700)

Balance on December 31, 2022	3,032,606	—	521,849	$30	$	$5	$28,369	$29,013	$(6,773)	$(1,406)	$49,238

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

For years ended December 31, 2023, and 2022

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,402)	$1,330
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	583	489
Stock dividends on other investments	(71)	(47)
Amortization of premiums and discounts on securities, net	265	349
Amortization of equity awards	150	351
Gain on sale of loans, net	(32)	—
Loans originated with the intent to sell	(1,316)	—
Proceeds from sale of loans	1,367	5,002
Provision for credit losses	4,223	2,420
Gain on the sale of fixed assets	(74)	25
Net appreciation on bank-owned life insurance	(248)	(238)
Deferred income tax (benefit) expense	(278)	191
Changes in operating assets and liabilities
Accrued interest receivable	(92)	(151)
Prepaid and other assets	851	(123)
Accrued interest and other liabilities	(1,016)	213

Net cash provided by operating activities	910	9,761

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from calls, sales, maturities, or principal payments on available-for-sale securities	5,348	7,475
Purchases of available-for-sale securities	(2,005)	(8,060)
Purchases of held-to-maturity securities	—	(500)
Net (purchase) redemptions of other investments	(2,715)	556
Net change in loans held for investment	(382)	(55,709)
Proceeds from disposals of premises and equipment	443	84
Purchases of premises and equipment	(226)	(684)

Net cash provided by (used in) investing activities	463	(56,838)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(27,599)	49,783
Proceeds from Federal Home Loan Bank advances	320,398	712,500
Repayments of Federal Home Loan Bank advances	(325,398)	(726,500)
Proceeds from Federal Reserve advances	122,000	—
Repayments of Federal Reserve advances	(93,000)	—
Common stock repurchases	(210)	(78)
Common stock issuance, net	10,867	6,212
Preferred stock issuance, net	4,175	7,306
Payment of dividends	(656)	(700)

Net cash provided by financing activities	10,577	48,523

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,950	1,446
CASH AND CASH EQUIVALENTS, beginning of period	16,947	15,501

CASH AND CASH EQUIVALENTS, end of period	$28,897	$16,947

SUPPLEMENTAL DISCLOSURES
Interest on deposits and borrowings paid	$12,536	$5,181
Income tax (refunds received) paid	$(1)	$998
Loans transferred to other real estate owned	$3,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

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

Use of estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Estimates associated with the allowance for credit losses are particularly susceptible to material change in the near term.

Adoption of ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” – On January 1, 2023, we adopted ASC 326. The FASB issued ASC 326 (also known as CECL, for Current Expected Credit Losses) to replace the incurred loss model for loans and other financial assets with an expected loss model that requires consideration of a wider range of reasonable and supportable information to determine credit losses. In accordance with ASC 326, we have developed an Allowance for Credit Loss (ACL) methodology effective January 1, 2023, which replaces its previous allowance for loan losses methodology. The ACL is a valuation account that is deducted from loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Upon adoption, we recorded an increase to the ACL on loans held-for-investment of $604,000, established an ACL on unfunded commitments of $165,000, established an ACL on held-to-maturity investments of $38,000, recorded an increase to deferred tax assets of $153,000, and a corresponding one-time cumulative reduction to retained earnings, net of tax, of $654,000 in the consolidated balance sheet as of January 1, 2023.

Subsequent events – Subsequent events have been evaluated through the date the consolidated financial statements were issued.

Cash and cash equivalents – Cash and cash equivalents include cash, due from banks, and federal funds sold. Generally, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. In monitoring credit risk associated with deposits in other banks, the Bank periodically evaluates the stability of the correspondent financial institutions. Banks may be required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. No reserves were required at December 31, 2023 and December 31, 2022.

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

For Available-for-sale (AFS) securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that the Company will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through net income. For AFS securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of applicable taxes.

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

Loans held for investment, net – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs and net of any deferred fees or costs. Loans are considered past due, or delinquent based on the contractual terms in the loan agreement and how recently repayments have been received. Interest income is recognized based upon principal amounts outstanding. The accrual of interest is discontinued at the time the loan is 90 days past due or when, in the opinion of management, there is doubt about the ability of the borrower to pay interest or principal, unless the credit is well secured and in process of collection. Interest previously accrued but uncollected on such loans is reversed and charged against current income. Loans are charged-off as uncollectible when, in the opinion of management, collectability of principal is improbable. If payment is received on a nonaccrual loan, generally the payment is first applied to the remaining principal balance. Payments are then applied to recover any charged-off amounts related to the loan. Finally, if both the principal balance and any charge-offs have been recovered, then the payment will be recorded as fee and interest income. Personal loans are typically charged off when no later than 180 days past due.

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

The principal segments of our loan portfolio are discussed below:

Commercial loans. We provide a mix of variable and fixed rate commercial loans. The loans are typically made to small- and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs and business expansion. Commercial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with business operations as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, and equipment. Personal guarantees are typically obtained on commercial loans as well.

Commercial real estate loans. Our commercial real estate loans consist of both real estate occupied by the borrower for ongoing operations and non-owner occupied real estate properties. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as owner and non-owner-occupied offices, warehouses and production facilities, office buildings, hotels, mobile home parks, retail centers, and assisted living facilities.

Multifamily. Our multifamily portfolio includes properties with 5 or more dwellings where the use is primarily residential.

Construction and land development loans. Our construction and land development loans are comprised of residential construction, commercial construction, and land acquisition and development loans.

Residential real estate loans. Our residential real estate loans consist of residential properties that generally do not qualify for secondary market sale.

Consumer loans. Our consumer loans include direct personal loans and automobile loans. Personal loans are generally unsecured or secured by cash held at the bank.

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

Prior to the adoption of ASC 326 methodology, the allowance consisted of probable credit losses inherent in the loan portfolio. Allowances for impaired loans were generally determined based on collateral values or the present value of estimated cash flows and made up the specific reserve component of the reserve. The general component of the allowance covered non-impaired loans and had a quantitative component (historical loss) and a qualitative component (current risk factors). The qualitative risk factors included consideration of the following: changes in lending policies and underwriting standards; changes in economic conditions; changes in nature and volume of loans; changes in the depth of lending staff; changes in the volume and severity of past due, non-accrual and adversely classified loans; changes in the levels and trends of charge offs and recoveries; changes in the quality of the loan review system; changes in concentrations of credit; and, the effects of other external factors such as competition and legal and regulatory requirements.

The allowance is increased by a provision for credit losses, which is charged to expense and reduced by charge-offs, net of recoveries.

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

Other investments – The Bank has investments in The Independent Bankers Bank (TIB), Pacific Coast Bankers’ Bancshares (PCBB) and the Federal Home Loan Bank (FHLB) of San Francisco. The Bank is a member of FHLB system. The Bank is required to maintain minimum levels of FHLB stock-based on various factors, including the amount of borrowings outstanding, mortgage assets, and the Bank’s total assets. These equity securities, included within “Other investments” on the Consolidated Balance Sheets, are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The carrying value of financial institution stocks at December 31, 2023, and December 31, 2022, was $3,254,000 and $963,000, respectively. Cash and stock dividends are recorded in the Interest on other interest-earning assets section of the Consolidated Statement of Comprehensive Income.

The Company invested in the Castle Creek Launchpad Fund I, LP in April 2022. The Company has committed to fund up to $2 million over a 4-year funding period. As of December 31, 2023, the investment has a carrying value of $809,000 compared to $315,000 as of December 31, 2022. As of December 31, 2023, the investment was valued using the net asset value practical expedient. The scope of the NAV practical expedient is limited to investments without readily determinable fair values in entities that calculate NAV per share consistently with the measurement principles of ASC 946, Financial Services — Investment Companies. Both criteria were present at year-end. The investment was carried at cost as of December 31, 2022.

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

Other real estate owned – Other real estate owned is comprised of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Generally, these properties are initially recorded at fair value, less estimated cost to sell at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management; other real estate owned is carried at the lower of the carrying amount or fair value, less the estimated cost to sell. Expenses, gains and losses on disposition, and reductions in carrying value are reported as a non-interest expense. There was $3,000,000 in other real estate owned as of December 31, 2023, and none at December 31, 2022.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities; includes certain U.S. Treasury and other U.S. Government agency debt that is highly liquid and is actively traded in over-the-counter markets.

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

Additionally, the Company received $254,000 of credits that it determined met the substantial authority to file a claim with the IRS. However, based on uncertainty associated with the IRS’s regulation and notices associated with qualifying under the governmental order eligibility criteria, the Company has concluded the claim meets the probable threshold required to recognize the benefits of the credit. As such, the Company will not recognize the income until the statute of limitations has elapsed.

Income taxes – Income tax (benefit) expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Accrued interest and penalties associated with uncertain tax positions are recognized as part of the income tax provision. The Company has no uncertain tax provisions.

Comprehensive income (loss) – Comprehensive income (loss) consists solely of unrealized gains and losses on securities available-for-sale (net of taxes) as of December 31, 2023, and December 31, 2022.

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

Business Combination – On April 26, 2023, the Company and CBOA Financial, Inc. (“CBOA”) entered into an Agreement and Plan of Merger that provides for the merger of CBOA with and into the Company, with the Company as the surviving entity (the “merger”). The parties amended the merger agreement on December 21, 2023. If the merger is completed, each share of CBOA common stock will be converted into the right to receive 0.2628 shares of Company common stock plus cash in lieu of any fractional shares. Completion of the merger, among other things, is subject to the requisite approval of the appropriate regulatory bodies and the Company’s stockholders and CBOA’s shareholders, and if approved is expected to close in the first quarter of 2024. At December 31, 2023, CBOA had total assets of $434.7 million, total liabilities of $402.1 million, and total stockholders’ equity of $32.6 million.

Recent Accounting Guidance That Has Not Yet Been Adopted – The following new accounting standards have yet to be adopted by the Company but may have an impact on financial statements and/or related disclosures once implemented.

In December 2023, the Financial Accounting Standards Board issued a final standard on improvements to income tax disclosures. The standard requires, among other things, disaggregated information as regards effective tax rate reconciliation components, as well as information on income taxes paid. This standard, Accounting Standards Update No. 2023-9, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, applies to all entities subject to income taxes. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted.

Note 2 – Securities

Available-for-sale and held-to-maturity securities have been classified in the consolidated balance sheets according to management’s intent on December 31, 2023, and 2022. The amortized cost of such securities and their approximate fair values were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale, December 31, 2023
Mortgage-backed securities	$36,829	$—	$(4,362)	$32,467
U.S. Treasuries	3,069	—	(277)	2,792
U.S. government agencies	287	—	(17)	270
Municipal obligations	22,921	—	(2,593)	20,328
Corporate debt	1,000	—	(167)	833

Total	$64,106	$—	$(7,416)	$56,690

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held-to-maturity, December 31, 2023
Corporate debt	$5,799	$—	$(692)	$5,107

Total	$5,799	$—	$(692)	$5,107

Allowance for Credit Losses	$(115)
Net carrying value of HTM securities	$5,684

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale, December 31, 2022
Mortgage-backed securities	$39,709	$—	$(5,177)	$34,532
U.S. Treasuries	3,083	—	(366)	2,717
U.S. government agencies	396	—	(26)	370
Municipal obligations	23,500	—	(3,349)	20,151
Corporate debt	1,000	—	(188)	812

Total	$67,688	$—	$(9,106)	$58,582

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held-to-maturity, December 31, 2022
Corporate debt	$5,832	$9	$(409)	$5,432

Total	$5,832	$9	$(409)	$5,432

There was no allowance for credit losses related to available for sale securities as of December 31, 2023.

Securities with unrealized losses on December 31, 2023, and 2022, that have not been recognized in income are as follows (dollars in thousands):

	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Available-for-sale, December 31, 2023
Mortgage-backed securities	$—	$—	$30,462	$(4,362)	$30,462	$(4,362)
U.S. Treasuries	—	—	2,792	(277)	2,792	(277)
U.S. government agencies	—	—	270	(17)	270	(17)
Municipal obligations	—	—	20,328	(2,593)	20,328	(2,593)
Corporate debt	—	—	833	(167)	833	(167)

Total temporarily impaired	$—	$—	$54,685	$(7,416)	$54,685	$(7,416)

Held to Maturity December 31, 2023
Corporate debt	$904	$(96)	$4,203	$(596)	5,107	(692)
Total temporarily impaired	$904	$(96)	$4,203	$(596)	5,107	(692)

	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Available-for-sale, December 31, 2022
Mortgage-backed securities	$21,377	$(2,080)	$13,155	$(3,097)	$34,532	$(5,177)
U.S. Treasuries	—	—	2,717	(366)	2,717	(366)
U.S. government agencies	171	(10)	199	(16)	370	(26)
Municipal obligations	12,547	(1,698)	7,104	(1,651)	19,651	(3,349)
Corporate debt	—	—	812	(188)	812	(188)

Total temporarily impaired	$34,095	$(3,788)	$23,987	$(5,318)	$58,082	$(9,106)

Held to Maturity December 31, 2022
Corporate debt	$2,615	$(202)	$1,793	$(207)	4,408	(409)
Total temporarily impaired	$2,615	$(202)	$1,793	$(207)	4,408	(409)

Unrealized losses on U.S. Treasury bonds and U.S. Agency bonds have not been recognized through the income statement due to the bonds being backed in full by the United States government. Management has no intent to sell the securities, the Company can hold the securities to maturity, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity date.

Unrealized losses on mortgage-backed securities have not been recognized into income. At December 31, 2023, 82% of the mortgage-backed securities portfolio were issued by U.S. government sponsored entities or agencies. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not intend to sell the mortgage-backed securities, it is likely that management will not be required to sell the securities prior to their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2023.

The remainder of the mortgage-backed securities portfolio includes non-agency structured commercial mortgage-backed securities (CMBS) with a fair value of $5,726,000 which had unrealized losses of $642,000 at December 31, 2023. Each CMBS was rated AAA at December 31, 2023. These bonds have significant credit enhancement and have performed as agreed. Management does not intend to sell the CMBSs and it is likely that management will not be required to sell the securities prior to their anticipated recovery.

Unrealized losses on available-for-sale municipal obligation securities have not been recognized through the income statement. As of December 31, 2023, the credit rating for these securities ranges from A+ to AAA. General Obligation bonds represent 30% of the municipal bond portfolio. The remaining 70% of the portfolio consists of revenue bonds, the majority of which are essential purpose or have an insurance wrapper. Management has no intent to sell these securities and can hold the securities to maturity. The decline in fair value is largely due to changes in market interest rates and management expects the fair value to recover as the securities approach their maturity date.

Management evaluated the foregoing available-for-sale securities for potential impairment as of December 31, 2023. Based on this evaluation, including the preceding analysis summary, management has determined that the unrealized losses on available-for-sale securities are primarily attributable to increases in market interest rates and do not reflect credit losses. Accordingly, as of December 31, 2023, management concluded that an allowance for credit losses on available-for-sale securities is not necessary, as the decline in fair value is not indicative of credit losses. Management will continue to monitor the fair value of these available-for-sale securities and reassess the need for an allowance for credit losses if circumstances change substantially.

The were no sales of securities for the years ended December 31, 2023, or 2022.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

As of December 31, 2023, the amortized cost and estimated fair value of the debt securities portfolio are shown by contractual maturity dates (dollars in thousands).

	Amortized Cost	Fair Value	Average Yield

Available-for-sale
Due in one year or less	$805	$794	2.11%
Due from one to five years	9,654	8,706	1.76%
Due from five to ten years	16,818	14,723	2.32%
Due after ten years	—	—	—
Mortgage-backed securities	36,829	32,467	2.21%
Total	$64,106	$56,690	2.17%

	Amortized Cost	Fair Value	Average Yield

Held-to-maturity
Due in one year or less	$—	$—	—
Due from one to five years	—	—	—
Due from five to ten years	5,799	5,107	4.28%
Due after ten years	—	—	—

Total	$5,799	$5,107	4.28%

Securities pledged at December 31, 2023, and December 31, 2022, had a carrying amount of $43,070,000 and $8,193,000, respectively.

The Company had no investment in securities of issuers outside of the United States as of December 31, 2023, or 2022.

Allowance for Credit Losses for HTM Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The held-to-maturity investment portfolio consists solely of bank subordinated debt. Accrued interest receivable on held-to-maturity debt securities totaled $56,000 at December 31, 2023, and is excluded from the estimate of credit losses. Refer to Note 1 – Nature of Operations and Significant Accounting Policies for additional information on the Company’s methodology on estimating credit losses. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the year ended December 31, 2023 (dollars in thousands):

For year ended December 31, 2023	Corporate Bonds
Allowance for credit losses:
Beginning balance	$—
Impact of ASU 2016-13 adoption	38
Provision for credit losses	77
Securities charged -off (recoveries)	—
Total ending allowance balance	115

The Company monitors the credit quality of held-to-maturity securities on a quarterly basis. As of December 31, 2023, there were no held-to-maturity securities past due or on non-accrual.

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

The following presents a summary of the Company’s loans at amortized cost as of the dates noted (dollars in thousands):

	December 31,
	2023	2022
1-4 Family residential real estate	$61,645	$63,176
Commercial	50,169	48,567
Consumer and other	698	1,048
Construction	34,538	43,664
Non-Owner Occupied (NOO) CRE	168,404	185,699
Owner Occupied (OO) CRE	82,228	61,375
Multifamily	60,546	61,201

Gross loans	458,228	464,730

Deferred loan fees	(1,201)	(1,370)

Loans held for investment	457,027	463,360

Less: allowance for credit losses	(5,860)	(4,778)

Loans, net	$451,167	$458,582

Allowance for Credit Losses on Loans

Beginning January 1, 2023, the allowance for credit losses for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at December 31, 2023, and December 31, 2022, was $1.3 million and $1.2 million, respectively, presented in Accrued interest receivable on the Condensed Consolidated Balance Sheets. Refer to Note 1 - Nature of Operations and Significant Accounting Policies for additional information related to the Company’s methodology for estimating the allowance for credit losses.

Allocation of a portion of the allowance for credit losses to one category of loans does not preclude its availability to absorb losses in other categories. The following table presents the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2023, and December 31, 2022 (dollars in thousands):

	1–4 Family Residential Real Estate	Commercial	Consumer and Other	Construction	NOO Commercial Real Estate	OO Commercial Real Estate	Multifamily	Total
Changes in allowance for credit losses for the year ended December 31, 2023
Beginning balance	$454	$1,382	$56	$222	$1,680	$555	$429	$4,778
Impact of adopting of ASU 2016-13	(33)	(307)	(50)	441	271	142	140	604
Provision (credit) for loan losses	309	170	2	(151)	3,290	504	51	4,175
Loans charged off	—	(321)	—	—	(3,382)	—	—	(3,703)
Recoveries	6	—	—	—		—	—	6
Balance on December 31, 2023	$736	$924	$8	$512	$1,859	$1,201	$620	$5,860

	1–4 Family Residential Real Estate	Commercial	Consumer and Other	Construction	NOO Commercial Real Estate	OO Commercial Real Estate	Multifamily	Total
Changes in allowance for loan losses for the year ended December 31, 2022
Beginning balance	$470	$647	$101	$282	$2,565	$731	$532	$5,328
Provision (credit) for loan losses	49	3,640	(45)	(60)	(885)	(176)	(103)	2,420
Loans charged off	(72)	(2,905)	—	—	—	—	—	(2,977)
Recoveries	7	—	—	—	—	—	—	7
Balance on December 31, 2022	$454	$1,382	$56	$222	$1,680	$555	$429	$4,778

Allowance for loan losses - December 31, 2022
Ending balance individually evaluated for impairment	$—	$99	$—	$—	$—	$—	$—	$99
Ending balance collectively evaluated for impairment	454	1,283	56	222	1,680	555	429	4,679

Total	$454	$1,382	$56	$222	$1,680	$555	$429	$4,778

Gross loans - December 31, 2022
Ending balance individually evaluated for impairment	$719	$1,641	$—	$1,591	$—	$—	$—	$3,951
Ending balance collectively evaluated for impairment	62,457	46,926	1,048	42,073	185,699	61,375	61,201	460,779

Total	$63,176	$48,567	$1,048	$43,664	$185,699	$61,375	$61,201	$464,730

The following table presents the aging of the recorded investment in contractually past due loans, as of December 31, 2023, and 2022. It is shown by class of loans (dollars in thousands):

	Loans Contractually Past Due
December 31, 2023	30–59 Days	60–89 Days	Over 90 Days	Total	Loans Not Past Due	Total
1-4 Family residential real estate	$409	$—	$—	$409	$61,236	$61,645
Commercial	—	—	589	589	49,580	50,169
Consumer and other	—	—	—	—	698	698
Construction	—	—	—	—	34,538	34,538
NOO CRE	—	—	—	168,404	—	168,404
OO CRE	—	—	—	—	82,228	82,228
Multifamily	—	—	—	—	60,546	60,546

Total	$409	$—	$589	$998	$457,230	$458,228

	Loans Contractually Past Due
December 31, 2022	30–59 Days	60–89 Days	Over 90 Days	Total	Loans Not Past Due	Total
1-4 Family residential real estate	$536	$441	$—	$977	$62,199	$63,176
Commercial	313	427	292	1,032	47,535	48,567
Consumer and other	—	—	—	—	1,048	1,048
Construction	—	—	—	—	43,664	43,664
NOO CRE	512	—	—	512	185,187	185,699
OO CRE	—	—	—	—	61,375	61,375
Multifamily	—	519	—	519	60,682	61,201

Total	$1,361	$1,387	$292	$3,040	$461,690	$464,730

Non-accrual loan balances guaranteed by the SBA are $589,000, or 26.3%, and $99,000, or 1.5%, of the nonaccrual loan balances at December 31, 2023, and December 31, 2022, respectively.

Impaired Loans: The following tables include the recorded investment and unpaid principal balances, net of charge-offs for impaired loans with the associated allowance amount, if applicable. Management determined the allocated allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the allocated allowance recorded.

December 31, 2022 (dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment

With no related allowance recorded:
Construction	$1,591	$1,591	$—	$1,464
1-4 Family Residential RE	719	719	—	739
Commercial and Industrial	—	—	—	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial Real Estate	—	—	—	—
1-4 Family Residential RE	—	—	—	—
Commercial and Industrial	4,546	1,641	99	4,333
Consumer	—	—	—	—

Total	$6,856	$3,951	$99	$6,536

Credit quality indicators – The following table represents the credit exposure by internally assigned grades at December 31, 2023, and December 31, 2022. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan. The Company uses the following definitions for risk ratings:

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

The following table presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, and year of origination for term loans as of December 31, 2023. For revolving lines of credit that are converted to term loans, if the conversion involved a credit decision, such loans are included in the origination year in which the credit decision was made. If revolving lines of credit converted to term loans without a credit decision, such lines of credit are included in the “Revolving lines of credit converted to term” column in the following table (dollars in thousands).

	Term Loans Amortized Cost by Origination
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family
Pass	$4,244	$24,009	$12,236	$7,928	$1,466	$9,622	$1,717	$—	$61,222
Special Mention	—	—	—	—	—	357	—	—	357
Substandard	—	—	—	—	—	67	—	—	67
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family	4,244	24,009	12,236	7,928	1,466	10,045	1,717	—	61,645
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	13,150	15,405	3,234	3,176	87	1,546	10,139	—	46,737
Special Mention	—	163	—	2,018	—	—	—	—	2,181
Substandard	—	—	—	903	96	—	—	—	999
Doubtful	—	—	—	—	252	—	—	—	252
Total Commercial	13,150	15,568	3,234	6,097	435	1,546	10,139	—	50,169
Current year-to-date gross write-offs	—	—	—	—	321	—	—	—	321
Consumer and other
Pass	43	138	—	5	10	3	499	—	698
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer and Other	43	138	—	5	10	3	499	—	698
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	7,788	21,551	3,938	38	310	592	321	—	34,538
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Construction	7,788	21,551	3,938	38	310	592	321	—	34,538
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
NOO CRE
Pass	7,187	35,899	53,442	21,091	13,491	30,911	6,140	—	168,161
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	243	—	—	—	—	243
Doubtful	—	—	—	—	—	—	—	—	—
Total NOO CRE	7,187	35,899	53,442	21,334	13,491	30,911	6,140	—	168,404
Current year-to-date gross write-offs	3,382	—	—	—	—	—	—	—	3,382
OO CRE
Pass	20,726	12,365	20,807	7,966	5,806	4,214	—	—	71,884
Special Mention	228	—	7,196	—	—	1,690	—	—	9,114
Substandard	—	—	—	37	1,193	—	—	—	1,230
Doubtful	—	—	—	—	—	—	—	—	—
Total OO CRE	20,954	12,365	28,003	8,003	6,999	5,904	—	—	82,228
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Multi Family
Pass	500	15,652	22,007	7,572	6,369	7,105	371	—	59,575
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	970	—	—	—	—	—	970
Doubtful	—	—	—	—	—	—	—	—	—
Total Multi Family	500	15,652	22,977	7,572	6,369	7,105	371	—	60,546
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Total	$53,866	$125,182	$123,830	$50,977	$29,080	$56,106	$19,187	$—	$458,228

Total year-to-date gross write-offs	$3,382	$—	$—	$—	$321	$—	$—	$—	$3,703
94

As of December 31, 2022, the risk category of loans by class of loans was as follows (dollars in thousands):

December 31, 2022	Pass	Special Mention	Substandard	Doubtful	Not Risk Rated	Total
1-4 Family	$62,517	$—	$659	$—	$—	$63,176
Commercial	46,474	377	1,716	—	—	48,567
Consumer and other	993	—	—	—	55	1,048
Construction	42,073	—	1,591	—	—	43,664
NOO CRE	185,699	—	—	—	—	185,699
OO CRE	57,407	3,685	283	—	—	61,375
Multi Family	61,201	—	—	—	—	61,201

Total	$456,364	$4,062	$4,249	$—	$55	$464,730

Non-accrual loans – The accrual of interest on loans is discontinued at the time the loan becomes 90 or more days delinquent unless the loan is well secured and in the process of collection or renewal due to maturity. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged off if collection of interest or principal is considered doubtful. There was no interest income recognized from non-accrual loans in the income statement for the years ending December 31, 2023, and December 31, 2022. The following presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing by class as of the date noted (dollars in thousands).

	As of December 31, 2023
	Non-accrual loans with no ACL	Total non-accrual loans	Loans past due over 89 days and still accruing
1-4 Family residential real estate	$66	$66	$—
Commercial	847	1,208	—
Consumer and other	—	—	—
Construction	—	—	—
NOO CRE	—	—	—
OO CRE	—	—	—
Multifamily	970	970	—

Total	$1,883	$2,244	$—

	As of December 31, 2022
	Non-accrual loans with no ACL	Total non-accrual loans	Loans past due over 89 days and still accruing
1-4 Family residential real estate	$719	$719	$—
Commercial	—	1,641	292
Consumer and other	—	—	—
Construction	1,591	1,591	—
NOO CRE	—	—	—
OO CRE	—	—	—
Multifamily	—	—	—

Total	$2,310	$3,951	$292

Collateral dependent loans – Non-accrual loans, excluding loans held for investment measured at fair value, are classified as collateral dependent loans and are individually evaluated. The following presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses by class of loans as of the date noted (dollars in thousands):

	As of December 31, 2023 Collateral Dependent Loans
	Secured by Real Estate	Secured by Other	Total
1-4 Family residential real estate	$66	$—	$66
Commercial	—	1,208	1,208
Consumer and other	—	—	—
Construction	—	—	—
NOO CRE	—	—	—
OO CRE	—	—	—
Multifamily	970	—	970

Total	$1,036	$1,208	$2,244

Loan Modifications Made to Borrowers Experiencing Financial Difficulty – The ACL incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The analysis includes losses from modifications of receivables to borrowers experiencing financial difficulty. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACL allowance for credit losses, a change to the ACL is generally not recorded when a loan is modified. Currently, the bank does not hold any loans having modified terms related to economic distress and none were modified during the years ended December 31, 2023, or 2022.

Note 4 – Premises and Equipment, Net

Components of premises and equipment, net included in the consolidated balance sheets at December 31, were as follows (dollars in thousands):

	2023	2022

Land and improvements	$1,806	$2,170
Buildings and improvements	12,482	12,439
Furniture and equipment	1,953	1,776
Total cost	16,241	16,385
Accumulated depreciation and amortization	(8,891)	(8,308)

Net book value	$7,350	$8,077

Depreciation and amortization expenses were $583,000 and $489,000 for the years ended December 31, 2023, and 2022, respectively.

Note 5 – Time Deposits

Following are maturities of time deposits at December 31, 2023, and 2022 (dollars in thousands):

Maturity	2023	2022

One year or less	$93,675	$50,025
Over one through three years	30,390	21,627
Over three through five years	4,338	1,841
Totals	$128,403	$73,493

On December 31, 2023, and 2022, the Bank had $43.9 million and $23.4 million, respectively, in time deposits of $250,000 or more. On December 31, 2023, and 2022, $27.5 million and $19.8 million, respectively, of such time deposits mature within one year.

As of December 31, 2023, and December 31, 2022, certificate of deposits includes brokered CD balances of $19,531,000 and $5,000,000, respectively. This growth in our brokered CD deposits in 2023 has been used to supplement deposit growth, assist in the management of interest rate risk through the fixing of funding costs, and to reduce the reliance on short-term borrowings.

Note 6 – Borrowings

The bank converted from the FHLB Dallas to the FHLB of San Francisco effective October 2, 2023, and established a borrowing line on the same date with the FHLB San Francisco. As of December 31, 2023, the Bank had no outstanding FHLB advances. As of December 31, 2023, borrowing capacity totaled $146.0 million and collateral consists of a banket lien on the loan portfolio. As of December 31, 2022, the Bank had one outstanding advance at the FHLB of Dallas totaling $5.0 million carrying an interest rate of 1.40% with a maturity date in 2023. As of December 31, 2022, loans and securities with a carrying value of $264.1 million were pledged to secure advances at the FHLB of Dallas, with remaining availability of $198.1 million at year end.

On March 12, 2023, the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help ensure banks could meet the needs of depositors made available through the creation of a new Bank Term Funding Program (“BTFP”). The BTFP is a liquidity resource with capacity based on the pledging of high-quality securities. The intention of the program was to eliminate an institution’s need to quickly sell those securities in times of stress. As of December 31, 2023, the Company pledged investments of $30.3 million in securities under the BTFP and has one borrowing of $29.0 million at a rate of 4.83% with a maturity date of December 27, 2024. Additionally, the bank has $15.4 million in availability at the Federal Reserve Bank of San Francisco’s Discount Window.

As of December 31, 2023, and 2022, the bank had unsecured Federal Funds lines of credit at correspondent banks totaling $39.8 million, respectively. The terms of the borrowings are overnight at the applicable fed funds borrowing rate.

On June 29, 2021, the Company completed a private placement of $25.0 million of 10 year, fixed-to-floating rate subordinated notes. The subordinated notes will initially bear interest at 4.00% per annum for five years, floating at Three-Month SOFR plus 328 basis points quarterly thereafter. The ten-year notes mature on July 15, 2031, and are callable at the Company’s option after five years. The subordinated notes have unamortized origination fees of $405,000 at December 31, 2023.

The following are maturities of outstanding borrowings as of December 31, 2023 (dollars in thousands):

Maturity
One year or less	$29,000
Over one through three years	0
Over three through five years	0
Over five through ten years	25,000
Totals	$54,000

Note 7 – Financial instruments with off-balance-sheet risk

In the normal course of business, and from time to time, the Bank has had outstanding commitments to extend credit and standby letters of credit which, consistent with U.S. GAAP, are not reflected in the accompanying consolidated financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amounts of those instruments. The Bank uses the same credit policies in making commitments as it does for instruments that are included in the consolidated balance sheets.

Contractual or notional amounts of financial instruments representing off-balance-sheet credit risk are as follows as of December 31 (dollars in thousands):

	2023		2022
	Fixed	Variable	Fixed	Variable
Commitments to extend credit	$5,327	$6,966	$7,112	$16,090
Unused lines of credit	3,962	18,859	4,544	14,162
Totals	$9,289	$25,825	$11,656	$30,252

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

For the year ended December 31, 2023
Beginning Balance	$—
Impact of Adopting ASU 2016-13	165,000
(Release) provision for credit losses	(30,000)
Ending Balance	$135,000

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. There are no standby letters of credit at December 31, 2023, or December 31, 2022.

Note 8 – Leases

The Bank has noncancelable operating leases for office space that expire over the next seven years that require the payment of base lease amounts and executory costs such as taxes, maintenance, and insurance. At September 30, 2023, the bank had one active operating lease. Rental expenses for leases was $365,000 and $516,000 for the years ended December 31, 2023, and 2022 respectively.

The following presents the classification of the right-of-use assets and corresponding liabilities as of the December 31 (dollars

in thousands):

	December 31,
	2023	2022
Lease right-of-use assets
Operating lease right-of-use assets	$1,819	$2,067

Lease Liabilities
Operating lease liabilities	$2,011	$2,153

Approximate future minimum rental commitments under noncancelable leases as of December 31, 2023, are (dollars in thousands):

2024	$325
2025	360
2026	366
2027	372
2028	377
2029	383
2030	161
Total minimum lease payments	2,344
Amounts representing interest (present value discount)	(333)
Operating lease liabilities (present value of minimum lease payments)	$2,011

Weighted-average remaining term (in years)	6.4
Weighted-average discount rate	4.70%

Note 9 – Employee Retirement Benefit Plans

Profit Sharing Plan: The Company has established a profit-sharing 401(k) type salary reduction plan (Plan) for all employees that meet the necessary eligibility requirements and participants are fully vested after six years of service. For Company matching contributions made for plan years prior to 2014, annual Company contributions were at the discretion of the Board of Directors. From 2014 through 2019, the Company adopted a Safe Harbor matching contribution provision, whereby it agreed to match 100% of participant’s contributions up to the first 3% of salary and 50% of the next 2%, for a total maximum Company matching contribution of 4% of participant salary, as defined by the Plan. The Safe Harbor matching contribution was guaranteed. The Company elected not to adopt a safe harbor matching contribution for 2023 or 2022.

Employee Stock Ownership Plan: The ESOP covers substantially all employees that meet certain age and service requirements. Under the plan, annual retirement expense is generally defined as a percentage of employee compensation, net of forfeitures from employees who have terminated employment.

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

Shares held by the ESOP on December 31, 2023, and 2022, were as follows:

	2023	2022

Allocated shares	50,717	44,476
Unallocated shares	139,334	145,597

Total ESOP shares	190,051	190,073

The fair value of unallocated shares held by the ESOP is $1,379,000 and $1,966,000 at December 31, 2023, and 2022, respectively. ESOP expense was $67,000 and $338,000 for the years ended December 31, 2023, and 2022, respectively.

Bank 34 Employees DB Retirement Plan: Effective April 1, 2020, the Company withdrew from the Pentegra DB Plan and established the Bank 34 Employee Defined Benefit Retirement Plan (“Bank DB Plan”). On June 2, 2020, all assets and liabilities were transferred from the Pentegra DB Plan to the newly established Bank DB Plan. The Bank DB Plan was a funded noncontributory defined benefit pension plan covering 49 current and former employees. Similar to its predecessor plan, benefits available under the Bank DB Plan are frozen. The plan provides defined benefits based on years of service and final average salary. The fair value of plan assets and accumulated benefit obligation on the April 1, 2020, Bank DB Plan adoption date were $2,392,000 and $3,951,000, respectively.

During the year ended December 31, 2022, the Company extinguished the Bank DB Plan and recorded expense of $1,750,000. At December 31, 2023 and 2022, there were no plan assets or liabilities included in the Consolidated Balance Sheet, respectively. Contributions to the plan totaled $-0- and $30,000 in 2023 and 2022, respectively.

Deferred Compensation and Director’s Fee Plans: A deferred compensation plan covers all senior officers and a deferred director’s fee plan covers all directors. Under these plans, the company pays each participant that elects to defer, or their beneficiary, the amount deferred plus interest over a pre-selected period up to 10 years, beginning with the participant’s termination of service. A liability is accrued monthly for the deferred amount plus interest earned. The interest rate on deferred balances is determined annually on January 1st at the greater of Wall Street Journal Prime or 5%; and was 7.5% and 5.0% for the years ended December 31, 2023, and 2022, respectively. Interest expense for the deferred plans was $147,000 and $97,000, for the years ended December 31, 2023, and 2022, respectively. Deferred plan liabilities, included in accrued interest and other liabilities on the consolidated balance sheet, were $2,012,000 and $1,949,000, as of December 31, 2023, and 2022, respectively.

Note 10 – Board of Directors’ Retirement Policy

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

The total liability for the combined policies and agreements was $229,000 and $256,000 at December 31, 2023, and 2022, respectively.

Note 11 – Income Taxes

Income tax provision consists of the following (dollars in thousands):

	2023	2022

Current
Federal	$—	$23
State	(175)	(227)
Deferred benefit	(278)	262
Total income tax provision	$(453)	$58

Income tax expense from continuing operations differs from the amounts computed by applying the federal income tax rate of 21% in 2023 and 2022, to earnings before federal income tax expense. These differences are primarily caused by state income taxes, net of federal tax benefit, income that is not taxable for federal and state income tax purposes, expenses that are not deductible for tax purposes and tax adjustments related to prior federal income tax returns.

Income tax provision calculated at the statutory federal income tax rate of 21% for 2023 and 2022, differs from actual income tax provision as follows (dollars in thousands):

	2023	2022

Income tax at statutory rate	$(810)	$292

Non-deductible merger costs	468	—
Benefit from other permanent differences:
Earnings on life insurance assets	(52)	(50)
State income taxes, net of Federal tax benefit	(165)	(116)
Other items, net	106	(68)
Totals	$(453)	$58

Deferred tax assets and liabilities consist of the following at December 31 (dollars in thousands):

	2023	2022
Deferred tax assets:
Allowance for credit losses	$1,458	$1,191
Net operating loss carryforwards and certain state tax credits	1,042	582
Deferred compensation	557	549
Accrued bonus	9	318
Lease liability	500	536
Unrealized losses on AFS securities	1,840	2,317
Other, net	283	292
Total deferred tax assets	5,689	5,785

Deferred tax liabilities:
Loan origination costs	(165)	(196)
Depreciation	(152)	(515)
Right-of-use asset	(453)	(139)
FHLB stock dividends	(35)	(11)
Total deferred tax liabilities	(805)	(861)
Net deferred tax assets included in other assets	$4,884	$4,924

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carry-back potential, and tax planning strategies in making this assessment. Based upon the Company’s assessment of all available evidence, management determined it was more likely than not that the net deferred tax asset would be realized at December 31, 2023.

At December 31, 2023, the Company had federal operating loss carry-forwards of approximately $3.7 million, $2.8 million of which are subject to Internal Revenue Code (“IRC”) Section 382 limitations, which limit the annual use of acquired losses to $250,000 per year, and begin to expire in 2028. At December 31, 2023, the Company has recorded deferred tax assets of $778 thousand related to the Federal net operating loss carry-forwards.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2023, and 2022, there were no material uncertain tax positions related to federal and state income tax matters. The Company does not expect the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

The Company files consolidated U.S. federal and various state income/franchise tax returns. The Company is no longer subject to examination by U.S. federal taxing authorities for years before 2020 and is no longer subject to examination by state taxing authorities for years before 2019. Our federal and state tax returns have not been audited for the past seven years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of December 31, 2023, and 2022, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the dollar amount of dividends that they may declare without prior regulatory approval.

As of December 31, 2023, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category. The Bank has not opted into the Community Bank Leverage Ratio (“CBLR”) and therefore is required to continue calculating and reporting risk-based capital ratios.

The Bank’s actual and required capital amounts and ratios are as follows (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2023

Total Capital to risk-weighted assets:	$74,142	14.79%	$40,114	8%	$50,143	10%
Tier 1 (Core) Capital to risk weighted assets:	$68,032	13.57%	$30,086	6%	$40,114	8%
Common Tier 1 Capital to risk weighted assets (CET1):	$68,032	13.57%	$22,564	4.50%	$32,593	6.50%
Tier 1 (Core) Capital to average assets:	$68,032	11.66%	$23,347	4%	$29,184	5%

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2022

Total Capital to risk-weighted assets:	$64,942	13.57%	$38,286	8%	$47,857	10%
Tier 1 (Core) Capital to risk weighted assets:	$60,163	12.57%	$28,717	6%	$38,290	8%
Common Tier 1 Capital to risk weighted assets (CET1):	$60,163	12.57%	$21,538	4.50%	$31,111	6.50%
Tier 1 (Core) Capital to average assets:	$60,163	10.34%	$23,274	4%	$29,092	5%

Note 13 – Related-Party Transactions

The Bank periodically enters into transactions with its executive officers, directors, significant stockholders, and their affiliates (related parties). Transactions with such related parties included (dollars in thousands):

	2023	2022
Fees and bonuses paid to directors during the period	$270	$231
Deposits from related parties held by the bank at the end of period	2,607	4,568

There were no loans to related parties in 2023 or 2022.

Note 14 – Stock-Based Compensation

Stock-based compensation expense, reflected in earnings, for the years ended December 31, 2023, and 2022, was $90,000 and $292,000, respectively.

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

The stock option plans allow for net settlement of vested options. In a net settlement, the Company, at the direction of the optionee, net settles the options by issuing new shares to the optionee with a value, at the current per share trading price, equal to the total in-the-money or intrinsic value of the options less any necessary tax withholdings on the disqualifying disposition of Incentive Stock Options. The optionee is granted newly issued shares and a small amount of cash in lieu of partial shares. There were no net settlements in 2023 and one net settlement in 2022.

In 2023, 10,250 stock options were granted and 8,739 shares of restricted stock were issued under the 2017 plan and 1,511 shares of restricted stock were issued under the 2022 plan. In 2022, 15,000 stock options were granted and 9,500 shares of restricted stock were issued under the 2017 plan. Stock option grant-date fair values for 2023 and 2022 were computed using the Black Scholes Merton options pricing model with the following weighted-average inputs and assumptions:

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

A summary of stock option activity in 2023 is presented below (Aggregate Intrinsic Value in thousands):

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	144,020	$14.07	2.8 years	95
Granted	10,250	12.03	6.3 years	—
Exercised	—	—	—	—
Forfeited or expired	(16,770)	14.53	2.1 years	—
Outstanding at end of year	137,500	$13.86	2.1 years	$—

Exercisable at year-end	109,700	$14.23	1.4 years	$—

Information related to stock option exercises during each year is as follows (dollars in thousands):

	2023	2022

Intrinsic value of options exercised	$—	$17
Cash received from options exercised	$—	$—
Tax benefit realized from options exercised	$—	$15

A summary of restricted stock activity for the year ended December 31, 2023, is presented below:

	Shares	Weighted- Average Grant Date Fair Value	Average Remaining Contractual Term

Non-vested on January 1, 2023	6,500	$14.89	4.1 years
Granted	10,250	12.03	4.3 years
Vested	(1,300)	14.89	3.2 years
Forfeited	(2,050)	13.18	3.8 years
Non-vested on December 31, 2023	13,400	$12.97	3.9 years

As of December 31, 2023, there was $67,000 and $143,000 of total unrecognized equity-based expense related to unvested stock options and restricted stock awards, respectively, granted under the equity plans that is expected to be recognized over the next 5 years as follows (dollars in thousands):

Year
2024	$64
2025	61
2026	49
2027	29
2028	7
Totals	$210

Note 15 – Fair Value Information

The following table presents information about assets and liabilities measured at fair value on a recurring and non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair values (dollars in thousands):

December 31, 2023	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Recurring:
Assets:
Securities available-for-sale:
Mortgage-backed securities	$—	$32,467	$—	$32,467
U.S. Treasuries	—	2,792	—	2,792
U.S. Government Agencies	—	270	—	270
Municipal obligations	—	20,328	—	20,328
Corporate debt	—	833	—	833
Total available-for-sale:	$—	$56,690	$—	$56,690

Nonrecurring basis:
Collateral dependent loans	$—	$—	$1,071	$1,071
Other Real Estate Owned	$—	$—	$3,000	$3,000
104

December 31, 2022	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Recurring:
Assets:
Securities available-for-sale:
Mortgage-backed securities	$—	$34,532	$—	$34,532
U.S. Treasuries	—	2,717	—	2,717
U.S. Government Agencies	—	370	—	370
Municipal obligations	—	20,151	—	20,151
Corporate debt	—	812	—	812
Total available-for-sale:	$—	$58,582	$—	$58,582

Nonrecurring basis:
Impaired loans	$—	$—	$3,951	$3,951

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

There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2023, or 2022.

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 financial assets measured on a non-recurring basis (dollars in thousands):

Collateral Dependent Loans December 31, 2023	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
Commercial	1,071	Appraisal	Receivables Discount/Liquidation Discount	0–50%
Total collateral dependent loans	$1,071

Other Assets

Other Real Estate Owned	$3,000	Appraisal	Appraisal Discount/Estimated Selling Costs	23%

Collateral Dependent Loans December 31, 2022	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
Commercial	1,641	Appraisal	Receivables Discount/Liquidation Discount	0–18%
NOO CRE	1,591	Appraisal	Appraisal Discount/Estimated Selling Costs	18–50%
1–4 family residential RE	719	Appraisal	Appraisal Discount/Estimated Selling Costs	0–18%
Total collateral dependent loans	$3,951

The estimated fair values of the Company’s consolidated financial instruments at year-end are as follows (dollars in thousands):

		December 31,
		2023		2022
Financial assets	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and due from banks	Level 1	$27,182	$27,182	$16,112	$16,112
Federal funds sold	Level 2	1,715	1,715	835	835
Securities available-for-sale	Level 2	56,690	56,690	58,582	58,582
Securities held-to-maturity	Level 2	5,684	5,107	5,832	5,432
Loans held for investment	Level 3	457,027	437,878	463,360	419,251
Other Real Estate Owned	Level 3	3,000	3,000
Other investments	Level 2	4,063	4,063	1,277	1,277
Accrued interest receivable	Level 1	1,597	1,597	1,505	1,505

Financial liabilities
Nonmaturity Deposits	Level 1	$(331,596)	$(331,596)	$(414,094)	$(414,094)
Time deposits	Level 2	(128,403)	(128,108)	(73,493)	(71,932)
FRB and FHLB advances	Level 2	(29,000)	(29,000)	(5,000)	(5,292)
Subordinated debentures	Level 3	(24,595)	(20,421)	(24,531)	(21,728)
Accrued interest payable	Level 1	(521)	(521)	(562)	(562)

Note 16 – Earnings per Share

Following shareholder approval received on June 29, 2023, the Company converted 820,115 shares of its Series A Preferred Stock to an equal number of shares of its newly created Non-Voting Common Stock, which was effective on July 19, 2023.

The Company has voting common stock, restricted stock awards, and non-voting common stock that are all eligible to participate in dividends equal to the voting common stock dividends on a per share basis. Securities that participate in dividends, such as the Company’s restricted stock awards and non-voting common stock, are considered “participating securities.” The Company calculates net income available to voting common shareholders using the two-class method required for capital structures that include participating securities.

In applying the two-class method, basic net income per share was calculated by dividing net income (less any dividends on participating securities) by the weighted average number of shares of common stock and participating securities outstanding for the period. Diluted earnings per share may include the additional effect of other securities, if dilutive. Potentially dilutive common stock equivalents consist of employee stock options and warrants. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants. The factors are used in the earnings per share computation follow:

	Year Ended December 31,
(dollars in thousands, except for earnings per common share amounts)	2023	2022
Net (loss) income	$(3,402)	$1,330
Less: convertible preferred stock dividends	115	—
Less: earnings allocated to participating securities	(11)	(11)
Net income allocated to common shareholders	$(3,506)	$1,319

Basic weighted average common shares outstanding - Voting	3,654	2,359
Basic weighted average common shares outstanding - Non-Voting	373	—
Diluted weighted average common shares outstanding - Voting	3,656	2,371
Diluted weighted average common shares outstanding - Non-Voting	373	—

Basic earnings per common share - Voting	($0.88)	$0.56
Basic earnings per common share - Non-Voting	($0.88)	—
Diluted earnings per common share - Voting	($0.88)	$0.56
Diluted earnings per common share - Non-Voting	($0.88)	—

Participating securities are restricted stock awards and preferred stock since they participate in common stock dividends. Stock options for 112,500 and 118,000 shares of common stock and warrants totaling 211,667 and 100,315 were not considered in computing diluted earnings per common share for 2023 and 2022, because they were antidilutive.

Note 17 – Private Placement of Common and Preferred Stock

In December 2022 and January 2023, the Company completed one private placement of common stock and one private placement of preferred stock, respectively. The Company issued 1,359,497 shares of common stock and 820,115 shares of convertible, non-voting Series A perpetual preferred stock at $14.00 per share each, generating net cash proceeds of approximately $28.6 million. The Company will use the net proceeds from these private placements to fund organic growth, transact on potential acquisition opportunities, enter complementary new business lines, and/or to enhance capital ratios.

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

Non-voting common stock – In accordance with the capital raise, and in conjunction with shareholder approval at the Annual Meeting that occurred on June 29, 2023, a class of non-voting common stock was created on July 19, 2023. On said date, the State of Maryland approved the Articles Supplementary to the Articles of Incorporation for Bancorp 34, Inc. in which a class of authorized stock containing 1,100,000 shares of non-voting common stock was established. In accordance with the stipulations established during the capital raise, the preferred stock issued during the raise was converted to the newly established class of non-voting common stock as of the date the class was created. Except for voting privileges, the new class of non-voting common stock is treated pari passu with common stock.

Note 18 – Bancorp 34, Inc. (Parent Company Only) Financial Information

Condensed financial statements of Bancorp 34, Inc. follow (dollars in thousands):

	December 31,
Balance Sheet	2023	2022

Assets
Cash and cash equivalents	$19,184	$17,835
Investment in subsidiary bank	63,102	54,073
ESOP note receivable	1,531	1,558
Other Investments	809	315
Prepaid and other assets	1,248	894

Total assets	$85,874	$74,675

Liabilities and stockholders’ equity
Subordinated debt, net of issuance costs	$24,595	$24,531
Accounts payable and other liabilities	558	906
Stockholders’ equity	60,721	49,238

Total liabilities and stockholders’ equity	$85,874	$74,675

	Year Ended December 31,
Statement of (Loss) Income	2023	2022

Interest income	$117	$52
Interest expense	(1,054)	(1,054)
Equity in (loss) income of subsidiary bank	(1,680)	2,162
Merger expense	(814)	—
Net asset value adjustment, other investments	(100)	—
Other expenses	(211)	(103)
Benefit for income taxes	340	273

Net (loss) income	$(3,402)	$1,330

	Year Ended December 31,
Statement of Cash Flows	2023	2022
Operating activities
Net (loss) income	$(3,402)	$1,330
Adjustments to reconcile net (loss) income to net cash used in operating activities
Amortization of subordinated debt issuance costs	64	84
Equity in loss (income) of subsidiary bank	1,680	(2,162)
Changes in prepaid and other assets	(354)	(297)
Changes in accrued interest and other liabilities	(348)	449

Net cash used in operating activities	(2,360)	(596)

Investing activities
Principal collections on ESOP note receivable	27	42
Other investment contributions	(494)	(315)
Capital contribution to bank subsidiary	(10,000)	—

Net cash used in investing activities	(10,467)	(273)

Financing activities
Repurchase of common stock	(210)	(78)
Issuance of common stock, net	10,866	6,212
Issuance of preferred stock, net	4,176	7,306
Cash dividends paid	(656)	(700)

Net cash from financing activities	14,176	12,740

Net change in cash and cash equivalents	1,349	11,871
Beginning cash and cash equivalents	17,835	5,964

Ending cash and cash equivalents	$19,184	$17,835

Note 19 – Real Estate Owned

Real estate owned activity was as follows (dollars in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Beginning balance	$—	$—
Foreclosures and additions	3,000	0
Impairments	—	—
Sales	—	0

Ending balance	$3,000	$—

At both December 31, 2023, and 2022, the balance of real estate owned includes no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2023, and 2022, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $0 and $17,000, respectively.

Note 20 – Subsequent Events

On February 22, 2024, the bank consummated a note sale relating to the real estate owned in Note 19 – Real Estate Owned through a third-party broker. Net cash proceeds totaled $2.5 million after the broker’s fee. The additional loss in value of $0.5 million was attributed to the decline in tenant cash rents collected during January and February of 2024 compared to the tenant cash rents collected in December 2023 when $3.0 million value was established. The $0.5 million loss will be reflected in the Company’s 2024 first quarter financial statements.

Effective January 1, 2024, the deferred compensation plan that covered all senior officers and the deferred director’s fee plan that covered all directors was frozen. The terms of each plan remain in place as described in Note 9 – Employee Retirement Benefit Plans, but contributions can no longer be made by participants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this annual report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

Not Applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The Bancorp 34 board of directors is divided into three classes approximately equal in number, serving staggered three-year terms. As a result, the terms of only approximately one-third of Bancorp 34’s board members expire at each annual meeting. The term of Bancorp 34’s Class I directors will expire at the 2024 annual meeting, the term of its Class II directors will expire at the 2025 annual meeting and the term of its Class III directors will expire at the 2026 annual meeting.

Two of our directors currently serve on the board of directors pursuant to the securities purchase agreements entered into with Castle Creek and Brush Creek. This agreement will not terminate upon the completion of the merger. See the section entitled “Certain Relationships and Related Transactions, and Director Independence—Arrangements with Castle Creek Fund VIII, L.P. and Brush Creek-B 34, LLC” for a description of the terms of the securities purchase agreements.

Name	Age	Served as Director Since
Class I (term expires 2024)
Randal L. Rabon	67	2007
Wortham A. (Pete) Cook	75	2015

Class II (term expires 2025)
William F. Burt	73	2007
Don P. Van Winkle	67	2013
Spencer T. Cohn	36	2023

Class III (term expires 2026)
Elaine E. Ralls	74	2014
James T. Crotty	45	2020
Kevin Ahern	60	2023

Biographical Information for Directors

Elaine E. Ralls, Ph.D has served as a director since 2014 following the acquisition of Bank 1440, where she was an organizer and served as a Vice Chair of the Board. She serves as Chair of the Audit Committee for Bank 34. Ms. Ralls is on the Board of Directors of the Pacific Southwest Better Business Bureau, is a founding partner of Commit Agency, an active member of Women Presidents Organization, Central Christian Church and the Sun Lakes Rotary Club. Previously she has served in leadership with Women on Boards 2020, as a director for the Arizona Foundation for Women, on the Steering Committee for Women in Leadership for the Chandler Chamber, as an active member of Vistage International, and as an adjunct professor in the Colangelo College of Business at Grand Canyon University. Ms. Ralls’ OneBigLife personal brand has been featured in “Think and Grow Rich for Women”, by Sharon Lechter, as well as “Discover Your Inner Strength” which she co-authored with Ken Blanchard, Stephen Covey, and Brian Tracy. Ms. Ralls has earned an MBA from Arizona State University as well as a Ph.D. from Nova Southeastern University’s Wayne Huizenga’s College of Business and Entrepreneurship. She has built and transitioned multiple businesses in Arizona, spanning many industries including healthcare, education, and banking, and has been dubbed a serial entrepreneur by Biz AZ magazine. Her experience with numerous company mergers and associated integration of companies and cultures provides us with a strong resource for guidance pertaining to our business expansion via strategic alliances and acquisitions.

James T. (“Jim”) Crotty is the current Chief Executive Officer and President of Bancorp 34 and Bank 34. Mr. Cotty was appointed Co-President and Co-Chief Executive Officer of Bancorp 34 and Bank 34 in July 2020, and was named President and Chief Executive Officer of each entity in September 2020. Before joining Bank 34, Mr. Crotty spent 16 years of his career at Keefe, Bruyette & Woods as an investment banker advising and working with community banks on a variety of strategic initiatives. Mr. Crotty’s primary focus was on mergers and acquisitions, debt and equity capital raising (including mutual to stock conversions and initial public offerings), branch and asset purchases and divestitures as well as overall strategic planning initiatives. Prior to his time at KBW, Mr. Crotty served as a software engineer and consultant for a software development firm. Mr. Crotty is a graduate of Miami University.

Kevin Ahern is currently a co-founder and Managing Partner of Brush Creek Partners (formed in 2020), a private opportunistic investment vehicle focused on making investments in operating companies in the specialty finance, banking and financial services, manufacturing, distribution, media, and business and consumer services sectors. Mr. Ahern has 35 years of experience as an executive, entrepreneur, and operator in the financial services industry including commercial banking, private equity, institutional investment management, alternative investments, insurance, investment banking, and mergers and acquisitions. He also actively provides consulting and advisory services to several banking and wealth management organizations via Colorow Capital Partners, a strategic advisory and consulting company that was formed in 2017.

Mr. Ahern currently serves on the board of directors of InBank Corp and InBank, ERI Group, Inc., a Colorado-based medical device contract design and manufacturing firm, GXIII, a New York-based digital audio company, and is an active board observer with the Bank of Idaho Holding Company. He is also Chairman of Investment Trust Company, a Colorado-based independent trust company. Mr. Ahern is the former Founder, Chairman, and CEO of CIC Bancshares, a bank holding company that was formed in 2009. Following CIC’s sale to Heartland Financial USA in 2016, Mr. Ahern remained as Executive Chairman of Centennial Bank and as Chairman of the Board of Citywide Banks, a Colorado-chartered community bank and Heartland Financial member bank. From 2005 to 2008, Mr. Ahern served as President and COO of Braddock Financial Corporation, a Colorado-based alternative asset management and private equity firm, and previously held executive positions with CoBiz Financial and CoBiz Bank, NA, Aetna Investment Management, ING Investment Management, and Sterling Partners.

Mr. Ahern was appointed by the Governor of Colorado and served two terms on the Board of Trustees for the University of Northern Colorado. He formerly served on the board of the UNC Foundation, Inc. and chaired the investment committee. He is currently a member of the Dean’s Leadership Council of the Monfort College of Business and is a frequent adjunct faculty member teaching an undergraduate senior level investments course. Mr. Ahern serves on the ACE Scholarships Board of Trustees. He is also an active member and former board member of YPO-Gold Rocky Mountain and is a Chartered Financial Analyst (CFA).

Randal L. Rabon has served as a director of Bancorp 34 since 2007 and is currently Chairman of Bancorp 34. He is a lifelong resident of Alamogordo where he co-owns and operates several businesses. His primary interests include C&R Ventures; Mesa Verde Enterprises (which is Otero County’s largest civil contractor); Aggregate Technologies; The Heritage Group (developer of Mesa Village and Cielo Vista Ranch subdivisions); and the Mesa Verde Ranch. Mr. Rabon’s deep economic roots in the community and experience dealing with regulatory matters associated with banking and government contracts is highly beneficial in bringing perspective to corporate governance matters.

Wortham A. (Pete) Cook has served as a director of Bancorp 34 since 2015. Prior to his appointment to the Board of Directors, Mr. Cook served as a financial consultant to Bank 34 from January 2014 to March 2015. From 1989 until his retirement in 2013 he served as President, Chief Executive Officer and Director at First National Bank in Alamogordo, New Mexico. Mr. Cook also served as Executive Vice President and Vice President at First National Bank from 1987 to 1989. He held the position of Executive Vice President and managed commercial lending, corporate strategy and administration at United Bank of Lea County, Hobbs, New Mexico, from 1982 through 1987. He served as an executive branch manager overseeing consumer finance and administration from 1971 through 1982 in Hobbs, New Mexico and Farmington, New Mexico. Mr. Cook is past chairman of the Economic Development Council of Otero County and a former member of the Committee of 50 (military support committee). His director experience spanned other organizations including: Federal Reserve Bank, El Paso, Texas; Federal Reserve Bank, Dallas, Texas; and the New Mexico Bankers Association. Mr. Cook’s banking background and leadership experience brings valuable insight in the areas of leadership, bank operations, credit evaluation and corporate governance.

William F. Burt has served as director of Bancorp 34 since 2007 and is currently Vice Chairman of Bancorp 34. Mr. Burt has served in several different capacities in the broadcast industry since receiving his degree in Mass Communications from New Mexico State University in 1974. He has been the owner and general manager of Burt Broadcasting, Inc. since 1988. Mr. Burt is a current State Senator representing District #33. He has spent many years actively supporting the U.S. Air Force and Army. Mr. Burt was a charter member of the Governor Appointed New Mexico Military Base Planning Commission and is a member of the Military and Veterans Affairs Committee. He also serves as a Holloman Wingman and a former member of the Air Force Air Combat Command Commanders Group. In the New Mexico State Senate, Mr. Burt serves on the Senate Finance Committee, as well as the Revenue Stabilization and Tax Committee and Science and Technology Committee. Mr. Burt has been awarded the New Mexico Broadcaster of the Year Award, Owner of the Radio Station of the Year Award and was named Alamogordo Citizen of the Year. He has also served as Chairman of the Alamogordo Chamber of Commerce, the Committee of 50 (military support committee), Flickinger Center for Performing Arts Board and the New Mexico Broadcasters Association. Mr. Burt’s media background, senatorial experience and experience in our local markets provides the franchise with substantial insights and discipline for enhancing our public perception and corporate citizenship initiatives.

Don P. Van Winkle has served as a director of Bancorp 34 since 2013. He works with mid-market companies in an out-sourced corporate development and Board role to include managing acquisitions and divestitures, bank-relations and other capital access options. Previous experience includes: Vistage Chair for Vistage International from 2011 through 2014 (a CEO peer advisory organization); Managing Director for SDR Ventures, a Denver-based investment banking firm and mezzanine debt fund; Three years as both President and Corporate Banking Manager for two Denver-based middle-market banking groups; Seven years as Chairman & Chief Executive Officer of Van Winkle’s Farmers Market, Inc. (a 500 employee IGA retail grocery store group based in New Mexico), which he successfully sold in 2002; Chief Financial Officer and Chief Operating Officer of Fresh Produce Sportswear, Inc., a sportswear design and distribution firm based in Boulder, Colorado where he additionally served on the Board of Directors for 10 years. Mr. Van Winkle began his career as a corporate banker in Denver (1980 to 1991) after spending two years as a bank examiner with the Comptroller of the Currency. Mr. Van Winkle’s experience is instrumental in high level evaluation of our credit management processes and practices and his experience as a chief financial officer and chief executive officer qualify him to serve as our audit committee financial expert.

Spencer T. Cohn currently works and has worked for a private equity fund, Castle Creek, since 2014. He sits on the board of directors at several bank portfolio companies. Prior to joining the firm, Mr. Cohn worked at Keefe, Bruyette & Woods, Inc. as an Investment Banking Associate in the Financial Institutions Group. At KBW, he concentrated on mergers and acquisitions including bankruptcy structures, recapitalizations and restructurings, and capital markets transactions. Mr. Cohn is a Director of the Cystic Fibrosis Foundation and serves as Co-Chair of the Cystic Fibrosis Foundation’s Tomorrow’s Leaders program (San Diego Chapter). In addition to his charitable involvement, Mr. Cohn is a Senior Mentor and Resume Reviewer for Wall Street Oasis.

Biographical Information for Executive Officers

Our executive officers are:

Name	Age	Position
James T. Crotty	45	President and Chief Executive Officer of Bancorp 34 and Bank 34

Kim Yacuel	56	Senior Vice President and Chief Operating Officer of Bancorp 34 and Bank 34

Kevin Vaughn	43	Senior Vice President and Chief Financial Officer of Bancorp 34 and Bank 34

Because Mr. Crotty also serves on our board of directors, we have provided biographical information for him above. Biographical information for each of Ms. Yacuel and Mr. Vaughn is provided below:

Kim Yacuel currently serves as Senior Vice President and Chief Operations Officer of Bancorp 34 and Bank 34, a position she has held since 2014. Prior to joining Bank 34, Ms. Yacuel held the position of Executive Vice President at First Scottsdale Bank in Scottsdale, Arizona. During her 33 years of banking, Ms. Yacuel has gained experience in areas such as BSA, strategic project management, compliance and risk management, core conversion process integration, systems conversion and managing teams with best practice operational support, products, ongoing employee development program, and customer servicing processes.

Kevin Vaughn currently serves as the Senior Vice President and Chief Financial Officer of Bancorp 34 and Bank 34, a position he has held since March of 2022. Mr. Vaughn has 20 years of banking industry experience. Prior to joining Bancorp 34, he spent seven years with a $1+ billion institution in the Midwest in a senior finance role with responsibility for investments, financial reporting, and other related functions. Prior to his senior finance role, Mr. Vaughn served for twelve years as a bank examiner with the Indiana Department of Financial Institutions.

Code of Ethics

Bancorp 34’s Board of Directors approved and adopted a Code of Ethics applicable to all of our directors, executive officers and employees. The full text of the Code of Ethics is attached hereto as Exhibit 14.1 and is incorporated herein by reference. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation

Compensation of Executive Officers

In this Annual Report on Form 10-K, we refer to the individuals who served as our principal executive officer and our two other most highly compensated executive officers, as the “named executive officers.” Our named executive officers as of December 31, 2023, were:

•	James T. Crotty, President and Chief Executive Officer of Bancorp 34 and Bank 34;
•	Kim Yacuel, Senior Vice President and Chief Operations Officer of Bancorp 34 and Bank 34; and
•	Kevin Vaughn, Senior Vice President and Chief Financial Officer of Bancorp 34 and Bank 34.

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid to our named executive officers for all services rendered in all capacities to us and our subsidiaries for the fiscal year ended December 31, 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non- Equity Incentive Plan Compensation ($)(4)	Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
James T. Crotty	2023	318,750	242,000	60,150	12,100	—	—	52,770	685,770
Chief Executive Officer and President

Kim Yacuel	2023	185,000	103,500	30,075	6,050	16,680	—	41,946	383,251
Senior Vice President and Chief Operations Officer

Kevin Vaughn	2023	171,416	54,000	18,045	3,630	—	—	21,350	268,441
Senior Vice President and Chief Financial Officer

(1)	See discussion under “Annual Bonus Payment” below.
(2)	The amounts shown in this column reflect the aggregate grant date fair value of the restricted stock awards computed in accordance with FASB ASC Topic 718. For the year ended December 31, 2023, the amounts shown are not an indication of actual compensation received but rather the maximum potential compensation (based on the grant date fair value of the restricted stock awards) if all performance and service requirements are met over the entire five-year vesting period. For further information regarding the aggregate grant date fair value of the restricted stock awards, see Note 14 our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(3)	The amounts shown in this column reflect the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718. For the year ended December 31, 2023, the amounts shown are not an indication of actual compensation received but rather the maximum potential compensation (based on the grant date fair value of the option awards) if all performance and service requirements are met over the entire five-year vesting period. The per share exercise price of each option award was equal to the market value of Bancorp 34’s common stock on the date each option was granted. For further information regarding the aggregate grant date fair value of the option awards, see Note 14 our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(4)	See discussion under “Jet Fuel Cash Incentive Plan” below.
(5)	There were no above-market or preferential earnings on our nonqualified deferred compensation plan.
(6)	The amounts set forth in this column include the following:
116

	Mr. Crotty ($)	Ms. Yacuel ($)	Mr. Vaughn ($)

Paid Time off Payout	20,295	12,019	9,856
401(k) match	15,292	11,992	9,894
ESOP Stock Allocation	8,783	9,082	—
Split Dollar Death Benefit BOLI	—	53	—
Christmas Gift	—	400	400
Car Allowance	7,200	7,200	—
Cell phone	1,200	1,200	1,200
Total	52,770	41,946	21,350

Narrative to Summary Compensation Table

Employment Agreements with Named Executive Officers

We currently have employment agreements with each of our named executive officers. We have included below descriptions of the current employment agreements for each of these officers.

Current Employment Agreement with James T. Crotty

Bancorp 34 entered into an employment agreement (the “current employment agreement”) with Mr. Crotty, effective July 20, 2020, pursuant to which he serves as President and Chief Executive Officer of Bancorp 34. The initial term of the current employment agreement was two years. Mr. Crotty’s current employment agreement was amended on April 1, 2022 to amend the term of the agreement until May 1, 2024, to renew each year on May 1 for a successive two year period, subject to the disinterested members of the board of directors conducting a comprehensive performance evaluation and review of Mr. Crotty at least 60 days prior to renewal of the agreement and affirmative approval the renewal of the agreement. In addition, in the event of a change in control, the agreement is automatically extended for an additional 24 months.

Under the current employment agreement, Mr. Crotty is entitled to an annual base salary of $260,000. His base salary will be reviewed during the term of the agreement and may be increased, but not decreased, at the discretion of the board. Mr. Crotty’s current base salary is $320,000. The current employment agreement also entitles Mr. Crotty to a $200,000 retention bonus, payable ratably over 5 years on each anniversary of Mr. Crotty’s employment date. The retention bonus is expected to be used for the purchase of Bancorp 34 common stock, unless the value of Mr. Crotty’s investment in Bancorp 34, excluding equity benefits provided by Bancorp 34, exceeds the cumulative retention bonus paid. Upon 90 days of employment the agreement also provides that Mr. Crotty receive a grant of 25,000 Bancorp 34 stock options, which vest in equal installments over a five-year period, provided Mr. Crotty remains employed.

Mr. Crotty is entitled to receive performance or other bonuses based upon the achievement of the goals and objectives agreed upon with the board of directors, and Mr. Crotty is also eligible to participate in all employee benefit plans, arrangements and perquisites offered to other employees and officers of the company. In addition, Mr. Crotty is entitled to participate in a non-qualified deferred compensation plan which will allow Mr. Crotty to defer up to 100% of his base salary per year. Bancorp 34 also provides Mr. Crotty a $600 per month automobile allowance and a $100 per month cell phone allowance. Mr. Crotty is also entitled to 25 days per year in paid time off and reimbursement for reasonable travel, entertainment and other reasonable business expenses incurred.

We may terminate Mr. Crotty’s employment with or without cause, and Mr. Crotty may terminate his employment with or without good reason. Mr. Crotty is eligible for certain severance benefits upon termination, as described below under “Potential Payments Upon Termination or Change in Control.” If Mr. Crotty is terminated without cause, he is entitled to a cash lump sum payment equal to his base salary at the time of termination through the last day of the remaining term of his employment agreement, subject to Mr. Crotty executing a customary release.

Ms. Crotty’s current employment agreement requires that he keep information about Bancorp 34 confidential. He is also subject to provisions related to non-competition and non-solicitation that generally preclude him, for a period of 1 year following termination (other than a termination following a change in control), from, among other things, (a) competing with Bancorp 34 or Bank 34 or otherwise being employed directly or indirectly in any capacity, including as a consultant, for any entity that competes with Bancorp 34 or Bank 34 and has an office within 25 miles of any location in which Bancorp 34 has business operations or has filed an application with regulatory authorities to establish an office; (b) soliciting any business relation to terminate its an existing business relationship with Bancorp 34; (c) soliciting for employment any person employed by Bancorp 34 or Bank 34 to work for any business that competes with Bancorp 34 or Bank 34 within the restricted territory.

New Employment Agreement with James T. Crotty

In connection with the proposed merger with CBOA, and contingent upon the consummation of the merger, Bank 34 has entered into a new employment agreement (the “new employment agreement”) with Mr. Crotty. Mr. Crotty has agreed to serve as the Chief Executive Officer of Bank 34 and Bancorp 34 for a two-year term ending April 30, 2025, that may be extended for additional one-year periods upon each anniversary of the agreement. Mr. Crotty’s initial base salary will be $320,000. In addition to his base salary, Mr. Crotty, will be entitled to receive cash bonuses equaling up to 40% of his annual base salary if Mr. Crotty achieves certain performance levels established from time to time by the board of directors or its authorized designee.

The new employment agreement provides that Mr. Crotty will be reimbursed for reasonable and necessary travel, mobile cellular and data plans, and other business expenses. Mr. Crotty will participate in Bank 34’s retirement, welfare, health, and other benefit programs. Mr. Crotty will be prohibited from disclosing our trade secrets or confidential information.

The new employment agreement provides that, if Bank 34 terminates the executive’s employment without cause prior to a change in control or more than 12 months following a change in control, Bank 34 will pay the executive on the first day of the month following the date of termination, and thereafter on the first day of the month for the next 11 months, compensation in an amount equal to 100% of his then current monthly base salary, plus any bonus earned or accrued through the date of termination.

We may terminate Mr. Crotty’s employment with or without cause, and Mr. Crotty may terminate his employment with or without good reason. Mr. Crotty is eligible for certain severance benefits upon termination, as described below under “Potential Payments Upon Termination or Change in Control.” If Mr. Crotty is terminated without cause, he is entitled to a cash lump sum payment equal to his base salary at the time of termination through the last day of the remaining term of his employment agreement, subject to Mr. Crotty executing a customary release.

Finally, during their employment and for a period of 12 months thereafter (other than a termination within one year following a change in control), Mr. Crotty may not, subject to limited exceptions, (i) compete with us by forming, serving as an organizer, director, or officer of, or consultant to, or acquiring or maintaining more than a 1% passive investment in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches within our territory, (ii) solicit our customers for a competing business, or (iii) solicit our employees for a competing business.

Current Change in Control Agreement with Kim Yacuel

Bancorp 34 entered into a change in control agreement with Ms. Yacuel, effective January 1, 2017 (the “current change in control agreement”). The initial term of the current change in control agreement was two years. Ms. Yacuel’s current change in control agreement was amended on April 1, 2022 to amend the term of the agreement until May 1, 2024, to renew each year on May 1 for a successive two year period, subject to the disinterested members of the board of directors conducting a comprehensive performance evaluation and review of Mr. Crotty at least 60 days prior to renewal of the agreement and affirmative approval of the renewal of the agreement.

We may terminate Ms. Yacuel’s employment with or without cause, and Ms. Yacuel may terminate her employment with or without good reason. Under the change in control agreement Ms. Yacuel is eligible for certain severance benefits upon termination, as described below under “Potential Payments Upon Termination or Change in Control.”

New Change in Control Agreement with Kim Yacuel

In connection with the proposed merger with CBOA, and contingent upon the consummation of the merger, Bank 34 has entered into a new change in control agreement with Ms. Yacuel (the “new change in control agreement”). The new change in control agreement is for a two-year term ending April 30, 2025, that may be extended for additional one-year periods upon each anniversary of the agreement. Under the new change in control agreement Ms. Yacuel is eligible for certain severance benefits upon termination, as described below under “Potential Payments Upon Termination or Change in Control.”

Change in Control Agreement with Kevin Vaughn

In connection with the proposed merger with CBOA, and contingent upon the consummation of the merger, Bank 34 has entered into a new change in control agreement with Mr. Vaughn. The change in control agreement is for a two-year term ending April 30, 2025, that may be extended for additional one-year periods upon each anniversary of the agreement. Under the change in control agreement Mr. Vaughn is eligible for certain severance benefits upon termination, as described below under “Potential Payments Upon Termination or Change in Control.”

Annual Bonus Payments

Annual bonus compensation is an integral component of our total compensation program that links executive decision-making and performance with our annual strategic objectives. Our named executive officers were eligible for bonus payments in 2023.

In 2023, the board of directors did not establish any specific set of corporate metrics or measures to determine annual bonuses for our named executive officers. However, in consultation with our Chief Executive Officer, the board of directors took into consideration, among other things, the following achievements of management:

•	Strong core earnings for Bancorp 34 in 2022;
•	Healthy deposit growth;
•	Completion of a successful capital raise;
•	Solid core credit metrics;
•	Successful execution on internal strategic initiatives;
•	Favorable results from outside and 3rd party reviews and audits; and
•	Continued growth of the balance sheet.

In 2023, based on their individual performance, Mr. Crotty received an annual bonus equal to 76% of his base salary, Ms. Yacuel received an annual bonus equal to 56% of her base salary, and Mr. Vaughn received an annual bonus equal to 32% of his base salary.

Jet Fuel Cash Incentive Plan

The Bank 34 Jet Fuel Incentive Plan is a plan under which Bank 34 officers can earn cash incentives based upon the solicitation and opening of new deposit accounts at Bank 34. Under the plan, for an opened demand deposit account, an officer receives 30 basis points of the total amount deposited by the customer at the 90 day anniversary of the account opening date, and an additional 60 basis points of the amount deposited by the customer at the one year anniversary of the account opening date. For interest bearing deposit accounts, an officer receives 25 basis points of the total amount deposited by the customer at the 90 day anniversary of the account opening date, with a maximum payout of $1,000.

2017 Equity Incentive Plan

The Bancorp 34, Inc. 2017 Equity Incentive Plan, which we refer to as the “2017 Equity Plan,” was adopted by the Bancorp 34 board of directors and approved by our stockholders on November 17, 2017. The 2017 Equity Plan remains effective as long as any awards are existing under the plan, provided that no awards may be granted under the plan after the ten-year anniversary date of the of plan. The Equity Plan was designed to enable us to attract, retain and reward individuals who contribute to the further success and to further align the participant’s interest with those of the company’s stockholders.

Shares Subject to the Equity Plan. The shares issuable under the 2017 Equity Plan are 263,127 shares of Bancorp 34 common stock that are authorized but unissued or reacquired common stock. The maximum number of stock options that may be issuable under the plan is 187,948, and the maximum number of restricted stock or restricted stock unit awards that may be issuable under the plan is 75,179. Generally, shares that have not been delivered because they were forfeited or cancelled or the award was settled in cash, and that have not been applied to pay the exercise price or taxes, may again be issued pursuant to new awards. The compensation committee of the board of directors of Bancorp 34 (the “committee”) must equitably adjust awards and the shares available under the 2017 Equity Plan in the event of certain corporate restructurings and corporate events, such as recapitalization, reorganization, stock split, or stock dividend.

Types of Awards and Eligibility. There are four types of awards that may be made under the 2017 Equity Plan including options (both incentive stock options (“ISOs”) and nonqualified stock options (“NQSOs”)), restricted stock awards and restricted stock units. Awards are memorialized in an award agreement and are subject to the conditions, restrictions and contingencies specified by the committee in such agreement (and the 2017 Equity Plan). Employees and directors of Bancorp 34 or any of its subsidiaries are eligible to receive awards.

Stock Options. Options can be issued as ISOs or NQSOs. ISOs are options to purchase our common stock that receive tax benefits under Section 422 of the Code. NQSOs are options to purchase our common stock that do not meet those requirements. Unless otherwise specified by the award agreement, any stock option granted to an employee under the plan will be an ISO to the maximum extent permitted, and ISO’s may not be granted to a non-employee. As a general rule, the exercise price of each option must be at least 100% (or, in the case of an ISO granted to a 10% or more stockholder, 110%) of the fair market value of a share on the date of grant. A higher or lower exercise price may be permissible in connection with a merger or other corporate transaction if it would not violate Section 409A of the Code. The maximum term of any option is ten years from the date of grant (or five years, for ISOs granted to an employee who is a 10% or more stockholder). The maximum shares covered by stock options granted in any calendar year to an employee is 46,987 and to any non-employee director is 9,397 (or to all non-employee directors in the aggregate, 56,384).

Restricted Stock. A restricted stock award can be issued as a restricted stock award or restricted stock unit. A restricted stock award and a restricted stock unit is a grant of shares subject to restrictions specified by the committee that generally lapse upon vesting. The maximum shares covered by restricted stock or restricted stock unit awards granted in any calendar year to an employee is 18,794 and to any non-employee director is 3,759 (or to all non-employee directors in the aggregate, 22,553).

Restricted Stock Awards. Except to the extent that dividend equivalent rights are provided in the award agreement, a participant of a restricted stock award has stockholder rights, such as voting and cash dividend rights, provided that dividends for restricted stock awards that are performance awards will not be paid until the vesting of the performance based restricted stock award.

Restricted Stock Units. Unless otherwise provided in the award agreement, a participant of a restricted stock unit has no stockholder rights, such as voting or cash dividend rights, until vesting of the restricted stock.

Performance Awards. A performance award means the grant of a right to receive shares or share units based on our performance, or the performance of any one or more of our subsidiaries, or business units of either, during a performance period set forth in the award agreement. The number of performance shares earned by the participant depends on the extent to which the performance goals are attained. While the 2017 Equity Plan was drafted to allow the grant of “performance-based compensation” awards that would be exempt from the $1 million deduction limit that applies to publicly-held corporations under Section 162(m) of the Code, this special exclusion was repealed December 31, 2017 and is not available for awards granted after that date.

Other Stock-Based Awards. Other stock-based incentives valued in whole or in part by reference to, or otherwise based on, shares (such as restricted stock units) may be granted under the 2017 Equity Plan, with such restrictions and other conditions as the board determines.

Administration. The 2017 Equity Plan is administered by the members of the committee who are disinterested board members (as defined in the plan). The board of directors may, in their discretion, take any action or exercise any power, privilege or discretion conferred on the committee under the plan with the same force and effect as if done or exercised by the committee. Among other powers, the committee has the authority to grant awards, choose participants to receive awards, determine the number of shares of Bancorp 34 common stock that will be subject to the awards, interpret the 2017 Equity Plan, and establish, amend or rescind any rules and regulations relating to the 2017 Equity Plan. Except with respect to certain capitalization adjustments, the committee, however, does not have the power to make any adjustment or amendment to an award that reduces or would have the effect of reducing the exercise price of a stock option previously granted under the plan, whether through amendment, cancellation (including cancellation in exchange for a cash payment in excess of the stock option’s in-the-money value or in exchange for options or other awards), replacement grants, or other means.

Vesting; Forfeiture & Transferability. The committee determines the time and conditions under which an option holder may exercise an award or when the period of restriction that applies to an award will lapse (“vesting”) and specifies these terms in the award agreement. Unless the committee specifies a different vesting schedule at the time of grant, awards other than performance awards are granted with a vesting rate not to exceed 20% per year, with the first installment vesting no earlier than the one year anniversary of the date of grant. All awards granted under the 2017 Equity Plan are subject to a vesting requirement of at least one year of employment or service as a director following the grant of the award (subject to acceleration upon death, disability or certain involuntary terminations following a change in control). Vesting may be based upon employment or service, or achievement of performance goals, or both. Unless provided otherwise in the award agreement or an employment or severance agreement, all unexercised or unvested awards are forfeited upon termination of employment or service and vested options continue to be exercisable for three months (or, in the case of disability or death, 12 months), or their earlier expiration. Awards may be subject to certain clawback rights to the extent required by the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or a policy adopted by the board for Bancorp 34. The committee may at any time accelerate vesting of an award or extend the exercise period of an option in a manner in compliance with section 409A of the Code, except for any award within the first year after the grant of the award. Awards are generally only exercisable by the participant, and are transferable only by will or by the laws of descent and distribution, except in certain limited cases of divorce or where otherwise provided by the committee.

Change in Control. In the event of any merger, consolidation or other business reorganization of Bancorp 34 (including, but not limited to a change in control, as defined in the 2017 Equity Plan) in which Bancorp 34 is not the surviving entity, unless otherwise determined by the committee prior to such event, outstanding stock options will automatically convert to stock options to purchase voting securities of the surviving entity with substantially the same terms as in effect prior to the event and reflecting the same economic benefit; provided, however, that the committee may direct that outstanding stock options are canceled as of the merger for a cash payment equal to the spread (or, in the case of underwater stock options, for no consideration). Otherwise in the event of a change in control, if the acquiring corporation fails to assume any awards or to convert the awards to awards for the acquiror’s stock options, restricted stock or restricted stock units, such awards will vest immediately upon the effective time of the change in control. If, at or following a change in control, the participant is involuntarily terminated (including a constructive termination for “good reason”), all stock options will fully vest and remain exercisable until one year following the involuntary termination, and all awards of restricted stock subject to time-based vesting will fully vest immediately; and any restricted stock or restricted stock unit awards subject to performance-based vesting conditions will be vested at the “target” level of performance unless data supports and the committee certifies the performance measures have been achieved at a higher level than “target” in which case the award will vest at such higher level. To the extent not specified in the award agreement or the plan, the committee shall have the discretion to determine the treatment of outstanding unvested awards, provided that such awards shall be deemed earned and shall vest if not assumed by the successor entity.

Amendment & Termination. The 2017 Equity Plan became effective immediately upon our stockholder approval, and terminates on the tenth anniversary of its effective date. The board may, as permitted by law, at any time amend or terminate the 2017 Equity Plan or any award agreement, without consent of stockholders or participants, provided, however, that no amendment may cause the repricing of a stock option or without the consent of such participants impair the rights of participants with outstanding awards; and provided further that no amendment may (i) materially increase the benefits accruing to participants under the plan, (ii) materially increase the aggregate number of securities which may be issued under the plan, other than pursuant to a corporate transaction, or (iii) materially modify the requirements for participation in the plan, unless the amendment under (i), (ii) or (iii) above is approved by Bancorp 34’s stockholders. Notwithstanding the foregoing, the committee may amend the 2017 Equity Plan or any award to conform to law or avoid certain negative accounting treatments.

2022 Equity Incentive Plan

The Bancorp 34, Inc. 2022 Equity Incentive Plan, which we refer to as the “2022 Equity Plan,” was adopted by the Bancorp 34 board of directors and approved by our stockholders on May 25, 2022. The 2022 Equity Plan remains effective as long as any awards are existing under the plan, provided that no awards may be granted under the plan after the ten-year anniversary date of the of plan. The Equity Plan was designed to enable us to attract, retain and reward individuals who contribute to the further success and to further align the participant’s interest with those of the company’s stockholders.

Shares Subject to the Equity Plan. The shares issuable under the 2022 Equity Plan are 252,340 shares of Bancorp 34 common stock that are authorized but unissued or reacquired common stock. The maximum number of stock options that may be issuable under the plan is 84,113, and the maximum number of restricted stock or restricted stock unit awards that may be issuable under the plan is 168,227. Generally, shares that have not been delivered because they were forfeited or cancelled or the award was settled in cash, and that have not been applied to pay the exercise price or taxes, may again be issued pursuant to new awards. The compensation committee of the board of directors of Bancorp 34 (the “committee”) must equitably adjust awards and the shares available under the 2022 Equity Plan in the event of certain corporate restructurings and corporate events, such as recapitalization, reorganization, stock split, or stock dividend.

Types of Awards and Eligibility. There are four types of awards that may be made under the 2017 Equity Plan including options (both incentive stock options (“ISOs”) and nonqualified stock options (“NQSOs”)), restricted stock awards and restricted stock units. Awards are memorialized in an award agreement and are subject to the conditions, restrictions and contingencies specified by the committee in such agreement (and the 2022 Equity Plan). Employees, directors and certain consultants and advisors of Bancorp 34 or any of its subsidiaries are eligible to receive awards.

Stock Options. Options can be issued as ISOs or NQSOs. ISOs are options to purchase our common stock that receive tax benefits under Section 422 of the Code. NQSOs are options to purchase our common stock that do not meet those requirements. Unless otherwise specified by the award agreement, any stock option granted to an employee under the plan will be an ISO to the maximum extent permitted, and ISO’s may not be granted to a non-employee. As a general rule, the exercise price of each option must be at least 100% (or, in the case of an ISO granted to a 10% or more stockholder, 110%) of the fair market value of a share on the date of grant. A higher or lower exercise price may be permissible in connection with a merger or other corporate transaction if it would not violate Section 409A of the Code. The maximum term of any option is ten years from the date of grant (or five years, for ISOs granted to a 10% or more stockholder).

Restricted Stock. A restricted stock award can be issued as a restricted stock award or restricted stock unit. A restricted stock award and a restricted stock unit is a grant of shares subject to restrictions specified by the committee that generally lapse upon vesting.

Restricted Stock Awards. Unless otherwise provided in the award agreement, a participant of a restricted stock award has stockholder rights, such as voting and dividend rights, provided that dividends payable with respect to restricted stock awards will be subject to the same vesting conditions appliable to the restricted stock award and will be paid when any vesting conditions lapse.

Restricted Stock Units. Unless otherwise provided in the award agreement, a participant of a restricted stock unit has no stockholder rights, such as voting or dividend rights, until vesting of the restricted stock.

Performance Awards. A performance award means an award that vests in whole or in part upon the achievement of one or more specified performance measures as determined by the committee. Performance measures may be based on our performance as a whole or on any one or more of our subsidiaries, or our or our subsidiary’s business units, may provide that partial achievement of performance measures may result in the partial payment or vesting of the award or that the achievement of a performance measure may be measured over more than one period in a fiscal year. The number of performance shares earned by the participant depends on the extent to which the performance goals are attained as determined by the committee.

Other Stock-Based Awards. Other stock-based incentives valued in whole or in part by reference to, or otherwise based on, shares (such as restricted stock units) may be granted under the Equity Plan, with such restrictions and other conditions as the board determines.

Administration. The 2022 Equity Plan is administered by the members of the committee who are disinterested board members (as defined in the plan). The board of directors may, in their discretion, take any action or exercise any power, privilege or discretion conferred on the committee under the plan with the same force and effect as if done or exercised by the committee. Among other powers, the committee has the authority to grant awards, chose participants to receive awards, and to determine the number of shares of Bancorp 34 common stock that will be subject to the awards, interpret the 2022 Equity Plan, and establish, amend or rescind any rules and regulations relating to the 2022 Equity Plan. Except with respect to certain capitalization adjustments, the committee, however, does not have the power to make any adjustment or amendment to an award that reduces or would have the effect of reducing the exercise price of a stock option previously granted under the plan, whether through amendment or cancellation (including cancellation in exchange for a cash payment in excess of the stock option’s in-the-money value or in exchange for options or other awards) or replacement grants, or other means.

Vesting; Forfeiture & Transferability. The committee determines the time and conditions under which an option or restricted stock holder may exercise an award or when the period of restriction that applies to the award will lapse (“vesting”) and specifies these terms in the award agreement, provided that at least 95% of the awards available under the plan will vest no earlier than one year after the date of grant. Vesting may be based upon employment or service, or achievement of performance goals, or both. Unless provided otherwise in the award agreement or an employment or severance agreement, all unexercised or unvested awards are forfeited upon termination of employment or service and vested options continue to be exercisable for three months (or, in the case of disability or death, 12 months), or their earlier expiration. Awards may be subject to certain clawback rights to the extent required by the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or a policy adopted by the board for Bancorp 34. The committee may at any time accelerate vesting of an award or extend the exercise period of an option in a manner in compliance with section 409A of the Code, except that the committee may not accelerate the vesting period of any award within the first year following the date of the grant if the exercise of such discretion would result in more than 5% of the aggregate awards under the plan vesting in less than one year from the date of grant. Awards are generally only exercisable by the participant, and are transferable only by will or by the laws of descent and distribution, except in certain limited cases of divorce or where otherwise provided by the committee. The award agreement may require the participant to agree to hold a vested award or shares of stock received upon exercise of a stock option for a specified holding period, subject to certain exceptions.

Merger; Change in Control. If the event of a merger, consolidation or other business reorganization (including a change in control) in which the company is not the surviving entity, outstanding stock options will automatically convert to stock options to purchase voting securities of the surviving entity with substantially the same terms as in effect prior to the event and reflecting the same economic benefit. Similar, any outstanding restricted stock or restricted stock unit award will be assumed by and become restricted stock or restricted stock unit award of the surviving entity. If the surviving entity fails to assume the outstanding awards, any service-based awards will vest immediately at or immediately before the effective time of the merger, and performance-based awards will vest at the greater of the “target” level of performance or actual annualized performance measured as of the most recent completed fiscal quarter. Unless otherwise provided in the 2022 Equity Plan, any holder of vested restricted stock or restricted stock unit award will receive the same value as received by other stockholders in the event and any holder of vested stock options will receive the spread based on the value as received by other stockholders in the event. If, at or following a change in control, the participant is involuntarily terminated (including a constructive termination for “good reason”), then, except as otherwise provided in the plan or otherwise specified in the award agreement, all service-based stock options will fully vest and remain exercisable until one year following the termination, all service-based restricted stock or restricted stock unit awards will fully vest immediately, and any restricted stock or restricted stock unit awards subject to performance-based vesting conditions will vest at the greater of the “target” level of performance or actual annualized performance measured as of the most recent completed fiscal quarter.

Amendment & Termination. The 2022 Equity Plan became effective immediately upon our stockholder approval, and terminates on the tenth anniversary of its effective date. The board may, as permitted by law, at any time amend or terminate the 2022 Equity Plan or any award agreement, without consent of stockholders or participants, provided, however, that no amendment may cause the repricing of a stock option or without the consent of such participants impair the rights of participants with outstanding awards; and provided further that no amendment may (i) materially increase the benefits accruing to participants under the plan, (ii) materially increase the aggregate number of securities which may be issued under the plan, other than pursuant to a corporate transaction, or (iii) materially modify the requirements for participation in the plan, unless the amendment under (i), (ii) or (iii) above is approved by Bancorp 34’s stockholders. Notwithstanding the foregoing, the committee may amend the 2022 Equity Plan or any award to conform to law or avoid certain negative accounting treatments.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table provides a summary of equity awards outstanding as of December 31, 2023, for the named executive officers.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested(2) (#)	Market value of shares of units of stock that have not vested ($)
James T. Crotty	10/19/2020	15,000	10,000	9.85	10/19/2027	—	—
	02/15/2022	1,200	4,800	16.00	02/15/2029	2,400	14.97
	04/03/2023	—	5,000	12.03	04/03/2030	5,000	12.03
Kim Yacuel	12/6/2017	6,000	—	14.90	12/6/2024	—	—
	2/15/2022	600	2,400	16.00	02/15/2029	1,200	14.97
	04/03/2023	—	2,500	12.03	04/03/2030	2,500	12.03
Kevin Vaughn	6/19/2022	400	1,600	14.52	6/19/2029	800	14.48
	04/03/2023	—	1,500	12.03	04/03/2030	1,500	12.03

(1)	Represents stock options that vest ratably over a five year period on each anniversary date of the grant date.
(2)	Represents restricted stock grants that vest ratably over a five year period on each anniversary date of the grant date.

Potential Payments Upon Termination or Change in Control

Employment Agreements

Current Employment Agreement with James T. Crotty

Mr. Crotty’s current employment agreement was amended on December 16, 2020 to provide for an amended change in control benefit to Mr. Crotty. Under the amendment to the employment agreement, upon the termination of Mr. Crotty without cause or with good reason (as those terms are defined in the current employment agreement) after the time of a change in control (as defined in the current employment agreement), Bancorp 34 will pay Mr. Crotty an amount equal to three times the sum of (i) his highest rate of base salary, and (ii) the highest annual bonus paid to, or earned by, Mr. Crotty during the current calendar year of the date of termination or either of the two prior years. The amendment also requires Bancorp 34 to pay Mr. Crotty any unpaid portion of the retention bonus in a single lump sum within ten days following the date of termination.

If Mr. Crotty’s employment is terminated within six months of a change in control, Mr. Crotty is entitled to the difference of any amounts otherwise received upon termination and the amount Mr. Crotty would have received based upon termination due to a change in control.

New Employment Agreement with James T. Crotty

Mr. Crotty’s new employment agreement provides for certain change in control benefits to Mr. Crotty. If, within 12 months following a change in control Bank 34 terminates Mr. Crotty without cause or Mr. Crotty terminates his employment for good reason, Mr. Crotty will be entitled to severance equal to the sum of Mr. Crotty’s then current base salary plus the average of his last two years’ bonuses multiplied by three, plus any bonuses awarded for previous years but which have not been paid. While we believe the amounts to be paid to Mr. Crotty upon termination are reasonable compensation for services under the applicable provisions of the Internal Revenue Code, if Bank 34’s independent accounting firm or independent tax counsel determine that payments to the executive would constitute “excess parachute payments,” the payments to the executive will be either delivered in full or reduced such that no portion would be subject to any additional tax liability applicable to the executive as a result of such payments, whichever results in the greatest amount of benefits to the executive, as determined by the Bank 34’s independent accounting firm or independent tax counsel.

Current Change in Control Agreement with Kim Yacuel

Under the current change in control agreement with Ms. Yacuel, upon the termination of Ms. Yacuel without cause or with good reason (as those terms are defined in the change in control agreement) within six months of a change in control or after a change in control (as defined in the change in control agreement), Bancorp 34 will pay Ms. Yacuel an amount equal to one times the executive’s highest rate of base salary, and the average bonus paid to Ms. Yacuel during the current calendar year of the date of termination and the two prior years. If this payment constitutes an “excess parachute payments” the payment will be reduced by the minimum amount necessary to such that the payments due to the executive are not subject to penalties under IRS code sections 280G and 4999.

New Change in Control Agreement with Kim Yacuel

Under the new change in control agreement with Ms. Yacuel, if simultaneous with or with one year following a change in control Bank 34 terminates Ms. Yacuel without cause or Ms. Yacuel terminates her employment for good reason, Ms. Yacuel will be entitled to severance equal to the sum of Ms. Yacuel’s then current base salary plus the average of her last two years’ bonuses, plus any bonuses awarded for previous years but which have not been paid. While we believe the amounts to be paid to Ms. Yacuel upon termination are reasonable compensation for services under the applicable provisions of the Internal Revenue Code, if Bank 34’s independent accounting firm or independent tax counsel determine that payments to the executive would constitute “excess parachute payments,” the payments to the executive will be either delivered in full or reduced such that no portion would be subject to any additional tax liability applicable to the executive as a result of such payments, whichever results in the greatest amount of benefits to the executive, as determined by the Bank 34’s independent accounting firm or independent tax counsel.

Change in Control Agreement with Kevin Vaughn

Under the change in control agreement with Mr. Vaughn, if simultaneous with or with one year following a change in control Bank 34 terminates Mr. Vaughn without cause or Mr. Vaughn terminates his employment for good reason, Mr. Vaughn will be entitled to severance equal to the sum of Mr. Vaughn’s then current base salary plus the average of his last two years’ bonuses multiplied by 0.5, plus any bonuses awarded for previous years but which have not been paid. While we believe the amounts to be paid to Mr. Vaughn upon termination are reasonable compensation for services under the applicable provisions of the Internal Revenue Code, if Bank 34’s independent accounting firm or independent tax counsel determine that payments to the executive would constitute “excess parachute payments,” the payments to the executive will be either delivered in full or reduced such that no portion would be subject to any additional tax liability applicable to the executive as a result of such payments, whichever results in the greatest amount of benefits to the executive, as determined by the Bank 34’s independent accounting firm or independent tax counsel.

Equity Incentive Plan

Stock Options

Each option award granted to our named executive officers was granted under the 2017 Equity Plan. Under our option award agreements with our named executive officers, outstanding stock options vest ratably over a five year period on each anniversary of the grant date.

If the executive is terminated for any reason other than due to death, disability, retirement, involuntary termination (including for good reason) following a change in control or for cause (as those terms are defined in the 2017 Equity Plan), any options that were exercisable at the time of termination, may be exercised for a period of three months following the time of such termination, subject to termination on the option’s expiration date, if earlier. If the executive is terminated for death or disability, all options become vested and exercisable for a period of one year from the date of termination, subject to termination on the option’s expiration date, if earlier. If the executive is terminated for retirement, vested options may be exercised for a period of one year from the date of termination, subject to termination on the option’s expiration date, if earlier. If the executive is terminated for cause, all options that have not been exercised expire and are forfeited.

In addition, in the event of the executive’s involuntary termination (including for good reason) following a change in control (as those terms are defined in the 2017 Equity Plan) all options held by the executive, whether or not exercisable, will become fully exercisable, subject to the expiration provisions otherwise applicable to the option. In addition, the committee can determine, prior to the effective date of the change in control, to require options to be cancelled for a cash payment in accordance with the 2017 Equity Plan.

Restricted Stock

Each restricted stock award granted to our named executive officers was granted under the 2017 Equity Plan. Under our restricted stock award agreements with our named executive officers, outstanding restricted stock vests ratably over a five year period on each anniversary of the grant date.

If the executive is terminated for any reason other than due to death, disability, retirement, involuntary termination (including for good reason) following a change in control or for cause (as those terms are defined in the 2017 Equity Plan), any restricted stock awards that were not vested at the time of termination expire and are forfeited. If the executive is terminated for death or disability, all restricted stock awards become vested upon the date of termination of service. If the executive is terminated for retirement, any restricted stock awards that were not vested at the time of termination expire and are forfeited.

In addition, in the event of the executive’s involuntary termination (including for good reason) following a change in control (as those terms are defined in the 2017 Equity Plan) all restricted stock awards held by the executive become fully vested. In addition, the committee can determine, prior to the effective date of the change in control, to require options to be cancelled for a cash payment in accordance with the 2017 Equity Plan.

Compensation of Directors for Fiscal Year 2023

We do not pay our “inside” employee-directors any additional compensation for their service as directors. For 2023, we provided the following annual compensation to our non-employee directors for their service as directors, which consists of a monthly cash retainer of $3,000.

The following table sets forth, for the fiscal year ended December 31, 2023, certain information regarding the compensation of each non-employee director of Bancorp 34.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)(1)	Nonqualified Deferred Compensation Earnings ($)		Total ($)
Kevin W. Ahern(2)	33,000	—	—		33,000
William P. Burt	36,000	1,637	—		37,637
Spencer T. Cohn	36,000	—	—		36,000
Wortham A. (Pete) Cook	—		36,000	(3)	36,000
Jill Gutierrez(4)	6,000	960	—		6,960
Randal L. Rabon		751	36,000	(5)	36,751
Elaine E. Ralls	—	—	36,000	(6)	36,000
Don P. Van Winkle	36,000	—			36,000

(1)	The amounts included in “All Other Compensation” include reportable amounts of Split Dollar Bank Owned Life Insurance policies owned by the bank.
(2)	Mr. Ahern joined the board of directors in 2023 and his compensation is based on a partial year of service.
(3)	The director compensation for Mr. Cook is contributed to a vested deferred compensation account for Mr. Cook.
(4)	Ms. Gutierrez resigned from the board of directors in February of 2023.
(5)	The director compensation for Mr. Rabon is contributed to a vested deferred compensation account for Mr. Rabon.
(6)	The director compensation for Ms. Ralls is contributed to a vested deferred compensation account for Ms. Ralls.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has been an officer or employee of Bancorp 34 or any of our subsidiaries. In addition, none of our executive officers serves or has served as a member of the board of directors, compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The following table sets forth information about the beneficial ownership of Bancorp 34 common stock as of March 7, 2024:

•	each person known to Bancorp 34 to be the beneficial owner of more than 5% of its common stock;
•	each named executive officer of Bancorp 34;
•	each director of Bancorp 34; and,
•	all of Bancorp 34’s executive officers and directors as a group.

Unless otherwise noted in the footnotes below, the address of each beneficial owner listed in the table is c/o Bancorp 34, Inc., 8777 E. Hartford Drive, Suite 100, Scottsdale, Arizona 85255. Except as indicated by the footnotes below, Bancorp 34 believes, based on the information furnished to it, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of Bancorp 34 common stock beneficially owned by a person and the percentage ownership of that person, it deemed outstanding shares of its common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 7, 2024. Bancorp 34, however, did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

	Amount of Voting Shares Owned	Right to Acquire(1)	Total Non- Voting Shares Held	Total (Voting)(2)		Percent of Class (Voting)	Percent of Class (Voting and Non- Voting)(3)
Directors and Named Executive Officers
Kevin W. Ahern(4)	321,428	32,143	—	353,571		8.42%	7.05%
William F. Burt	21,563	9,600	—	31,163	(5)	*	*
Spencer T. Cohn(6)	380,580	108,242	701,849	383,595		9.90%	23.73%
Wortham A. (Pete) Cook	16,903	9,400	—	26,303	(7)	*	*
James T. Crotty	30,089	17,400	—	47,489	(8)	1.13%	*
Randall L. Rabon	51,445	10,114	—	61,559	(9)	1.47%	1.23%
Elaine E. Ralls	27,555	9,700	—	37,255	(10)	*	*
Kevin Vaughn	2,500	400	—	2,900	(11)	*	*
Don P. Van Winkle	8,986	9,471	—	18,457	(12)	*	*
Kim Yacuel	7,100	7,200	—	14,300	(13)	*	*
All directors and executive officers as a group (10 persons)	868,149	213,670	701,849	976,592		23.27%	35.55%

5% Stockholders
Brush Creek-B34, LLC(14)	321,428	32,143	—	353,571		8.42%	7.05%
Castle Creek Capital Partners VIII, L.P.(15)	380,580	108,242	701,849	383,595		9.90%	23.73%
AB Financial Services Opportunities(16)	260,546	29,999	118,266	383,595		6.92%	8.15%

*	Indicates ownership which does not exceed 1.0%.
(1)	The shares in this column represents (i) restricted stock of Bancorp 34 held by the person or entity and (ii) stock options and warrants of Bancorp 34 that are currently exercisable or exercisable within 60 days of March 7, 2024.
(2)	Bancorp 34 has based its calculation of the percentage of beneficial ownership on 3,873,895 shares which represent all of Bancorp 34 voting common stock outstanding as of March 7, 2024, plus those shares of non-voting common stock and warrants held by the person or entity which are immediately convertible to voting common stock.
(3)	Bancorp 34 has based its calculation of the percentage of beneficial ownership on 5,017,177 share of its voting common stock, non-voting common stock and warrants.
(4)	Mr. Ahern serves as the director designee for Brush Creek-B34, LLC. Mr. Ahern is a Managing Partner at BCP Manager, LLC, which is the general partner of Brush Creek Partners, LP, the sole owner of Brush Creek-34, LLC, which entity owns 321,428 shares of Bancorp 34 voting common stock and 32,143 warrants to purchase Bancorp 34 common stock. Mr. Ahern disclaims beneficial ownership of such shares held by Brush Creek-B34, LLC except to the extent of his pecuniary interest therein.
(5)	Represents 21,563 shares and 9,600 options held by Mr. Burt.
(6)	Mr. Cohn serves as the director designee for Castle Creek Partners VIII, L.P. Mr. Cohn is a director at Castle Creek Capital LLC which is the sole general partner of Castle Creek Partners VIII, L.P., which entity owns 380,580 shares of Bancorp 34 voting common stock, 701,849 shares of non-voting stock and 108,242 warrants to purchase Bancorp 34 common stock. Mr. Cohn disclaims beneficial ownership of such shares held by Castle Creek Partners VIII, L.P., except to the extent of his pecuniary interest therein.
(7)	Represents 16,903 shares and 9,400 options held by Mr. Cook.
(8)	Represents 21,949 shares held by Mr. Crotty, individually, 740 shares held by Mr. Crotty’s spouse in an IRA, 17,400 options, and 7,400 shares of unvested restricted stock.
(9)	Represents 19,835 shares held by Mr. Rabon individually, 28,439 held jointly with his spouse, 3,171 shares held jointly with his spouse and grandchildren, 9,400 options, and 714 warrants to purchase common stock.
(10)	Represents 27,555 shares held in Ms. Ralls living trust, 9,400 options, and 300 vested warrants to purchase common stock.
(11)	Represents 200 shares held by Mr. Vaughn individually, 400 options, and 2,300 shares of unvested restricted stock.
(12)	Represents 8,986 shares held by Mr. Van Winkle and 9,471 options to purchase common stock.
(13)	Represents 3,400 shares held by Ms. Yacuel individually, 7,200 options, and 3,700 shares of unvested restricted stock.
(14)	The address of Brush Creek-B34, LLC (“Brush Creek-B34”) is 2549 V. Main Street, Suite 201, Littletown, co 80120. BCP Manager, LLC is the general partner of Brush Creek Partners, LP, the sole owner of Brush Creek-B34. Kevin Ahern and Scott Majerhofer are managing partners of Brush Creek Partners, LP. The effect of this ownership structure is that Mr. Ahern holds voting and investment control of Brush Creek-B34’s shares of Bancorp 34, and in Mr. Ahern’s absence Mr. Maierhofer holds voting and investment control of Brush Creek-B34’s shares of Bancorp 34.
(15)	The address of Castle Creek Capital Partners VIII, L.P. is 11682 EI Camino Real, ste 320, San Diego, CA 92130. Castle Creek Capital LLC is the sole general partner of Castle Creek Partners VIII, L.P. Spencer Cohn is the director of Castle Creek Partners VIII, L.P., and David Volk is the managing principal of Castle Creek Partners VIII, L.P. The effect of this ownership structure is that Mr. Cohn holds voting and investment control of Castle Creek Capital Partners VIII, L.P.’s shares of Bancorp 34, and in Mr. Cohn’s absence Mr. Volk holds voting and investment control of Castle Creek Capital Partners VIII, L.P.’s shares of Bancorp 34.
(16)	The address of AllianceBernstein Financial Services Opportunities Fund (“ABSOF”) is c/o AllianceBernstein L.P., 1345 Avenue of the Americas, New York, NY 10105. Mike Howard, the Chief Investment Officer of ABSOF holds voting and investment control of ABSOF’s shares of Bancorp 34.

Equity Compensation Plan Information

The following table provides certain information with respect to all our equity compensation plans in effect as of December 31, 2023.

Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a)

Equity compensation plans approved by security holders (1)	109,700	$14.23	272,817
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	109,700	$14.23	272,817
(1) Column (a) consists of shares of our common stock issuable upon the exercise of 109,700 stock options issued under our 2017 Equity Incentive Plan and 0 shares under the 2022 Equity Incentive Plan. Column (c) consists of an aggregate of 21,988 shares reserved for future issuance under our 2017 Equity Incentive Plan, which was approved by our stockholders on November 17, 2017, and 250,829 shares reserved for future issuance under our 2022 Equity Incentive Plan, which was approved by our stockholders on May 25, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following section summarizes the material provisions of certain agreements entered into by Bancorp 34 with its related parties. The summaries of agreements in this section are qualified in their entirety by reference to the forms of such agreements, which have been filed as exhibits to this Annual Report on Form 10-K.

Arrangements with Castle Creek Fund VIII, L.P. and Brush Creek-B 34, LLC

Under a Securities Purchase Agreement entered into between Bancorp 34 and Castle Creek Capital Fund VIII, L.P. (“Castle Creek”) and a Securities Purchase Agreement entered into between Bancorp 34 and Brush Creek-B 34, LLC (“Brush Creek,” and collectively with Castle Creek, the “Funds”), which each beneficially own more than 5% of Bancorp 34 common stock, the Funds purchased for aggregate cash consideration of $15.4 million from Castle Creek and $4.5 million from Brush Creek, in our private placements an aggregate of 702,008 shares of our voting common stock, 701,849 shares of non-voting common stock (in the case of Castle Creek only) and warrants to purchase 140,385 shares of our common stock. As a result, as of December 31, 2023 the Funds currently beneficially own 18.3% of our voting common stock (assuming the exercise of all immediately exercisable warrants to voting common stock and immediately convertible non-voting common stock to voting common stock), and 30.8% of our outstanding common stock (including both voting and non-voting common stock and assuming the exercise of all immediately exercisable warrants held by them). Pursuant to the Securities Purchase Agreements with Castle Creek and Brush Creek, unless appropriate regulatory approvals are obtained, the Funds were each limited to purchasing no more than 24.9% of our total equity, and no more than 9.9% of any class of our voting securities. Pursuant to the Articles Supplementary to our Articles of Incorporation for Non-Voting Common Stock, each of the Funds is permitted to convert, or upon the written request of Bancorp 34 will convert, its shares of non-voting common stock to voting common stock at any time, provided that the Fund, together with its affiliates, own no more than 9.9% of our voting common stock.

Additionally, under the Securities Purchase Agreements with Brush Creek and Castle Creek, as long as each of Brush Creek or Castle Creek (together with their affiliates) owns at least 4.9% of our common stock then outstanding (the “minimum ownership interest”), each of Brush Creek and Castle Creek has the right to designate a representative reasonably acceptable to Bancorp 34 to the Bancorp 34 and Bank 34 Boards of Directors. To the extent that Brush Creek or Castle Creek maintain the minimum ownership and does not have a representative appointed to the board of directors of Bancorp 34 or Bank 34, or the board representative is unable to attend a board meeting, Brush Creek and Castle Creek have the right to appoint a representative to attend meetings of the boards of directors in a non-voting observer capacity. Bancorp 34 has agreed to use its reasonable efforts to have the board representative elected as a director of the company by the shareholders of the company, and will solicit proxies for the board representative to the same extent as it does for any of its other nominees to the board. Each board member appointed is entitled to compensation and indemnification and insurance coverage in connection with his or her role as a board member to the same extent as other members of our boards of directors.

Each of Brush Creek’s and Castle Creek’s nominating right will terminate at such time as the applicable Fund owns less than 4.9% of our common stock. Mr. Ahern currently serves as the Brush Creek representative on Bancorp 34’s and Bank 34’s Boards of Directors. See “Management—Board of Directors—Kevin Ahern” for Mr. Ahern’s biography. Mr. Cohn currently serves as the Castle Creek representative on Bancorp 34’s and Bank 34’s Boards of Directors. See “Management—Board of Directors—Spencer Cohn” for Mr. Cohn’s biography.

In consideration of a portion of the purchase price in our 2022 and 2023 private placement, we issued warrants to purchase an aggregate of 140,385 shares of our common stock to the Funds. The aggregate proceeds from the Funds of $19.9 million in our 2022 and 2023 private placement were allocated between the 702,008 voting common shares purchased, 701,849 common nonvoting shares purchased and the 140,385 warrants purchased based on the relative fair value of the warrants, resulting in a purchase price allocation of $19.9 million for the shares of common stock and non-voting common stock and $0.0 million for the warrants. The warrants are exercisable until December 30, 2029, or January 27, 2030, and have an exercise price of $14.00 per share. In addition, we paid approximately $104,000 to the Funds, as reimbursement for due diligence and related expenses in connection with its investment in our private placement. The Securities Purchase Agreement for the 2022 and 2023 private placement included representations, warranties and covenants customary for a transaction of this type and was materially similar to the stock subscription agreements entered into between Bancorp 34 and the other investors in the offering, except that the other investors (i) except for Brush Creek and Castle Creek, were not entitled to designate a board representative and board observer, (ii) purchased common stock in the private placement at $14.00 per share (the same price as the Funds), and (iii) were not reimbursed for due diligence and related expenses in connection with the private placement, each as described above. In addition, the Funds were granted “venture capital operating company” rights that were not provided to the other investors, including consultation rights, inspection and access rights, and rights to receive materials for all meetings of our Board of Directors, and the right to audited and unaudited financial statements, annual budget and other financial and operations information, including consultation with officers and directors of the company no more than once per calendar quarter, for so long as the Funds maintain an investment in our common stock, subject to their agreement to maintain the confidentiality of any non-public information provided to them and to comply with applicable securities laws.

Registration Rights Agreement

Registration Rights Agreement with the Funds. In connection with our 2022 and 2023 private placement, we entered into a registration rights agreement for the benefit of the Funds with respect to our common stock sold to the Funds in the private placements. Under the terms of the registration rights agreement, we agreed to file a registration statement under the Securities Act as would allow the Funds to resell shares of common stock acquired in the private placements (including those received upon exercise of the Funds’ warrants) (the “registrable securities”) no later than December 30, 2027 (with respect to Castle Creek) and January 27, 2028 (with respect to Brush Creek) for an offering to be made on a continuous basis pursuant to Rule 415 (or if a registration under Rule 415 is not available for offers and sales of the registrable securities, by such other means as Bancorp 34 may reasonably determine). We agreed to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC as soon practicable, but in no event later than the tenth trading day after the date Bancorp 34 is notified by the Securities and Exchange Commission that the registration statement will not be reviewed or will not be subject to further review, and then to maintain the effectiveness of the registration statement. As described in our registration rights agreement, if we do not comply with our obligations to file the registration statement and ensure that it is declared and remains effective, we could be obligated to contractual penalties, including liquidated damages.

Under the registration rights agreement, we are required to provide written notice to the Funds of our intent to file a registration statement covering a primary or secondary public offering of our common stock, non-voting common stock, warrants or other securities (a “Primary or Secondary Registration Statement”) other than in connection with registration statement to implement an employee benefit plan pursuant to a registration statement on Form S-8 (or successor form) or a registration statement on Form S-4 (or successor form) or a transaction to which Rule 145 or any other similar rule of the Securities and Exchange Commission is applicable. The Funds have “piggy-back” registration rights that permit them to have shares of common stock owned by them included in the Primary or Secondary Registration Statement upon written notice to us within the prescribed time limit. The ability of the Funds to register shares under the Primary or Secondary Registration Statement is subject to the terms of the registration rights agreement. The managing underwriter may under certain circumstances limit, or cut back the number of shares owned by such holders that are included in the offering.

We will pay all expenses incident to our performance under the registration rights agreement with the Funds, including, without limitation, all SEC and Financial Industry Regulatory Authority, Inc. (“FINRA”) registration, filing and review fees, all fees and expenses of complying with securities or state “blue sky” laws, all fees of counsel and independent public accountants retained by us and those expenses of each Fund actually and reasonably incurred, including reasonable attorneys’ fees, not to exceed $50,000 in the aggregate per Fund. We are not required, however, to pay any underwriting discounts and selling commissions, stock transfer taxes and fees of counsel (except as provided in the prior sentence) for the holders of registrable securities. We have also agreed to indemnify the Funds and their affiliates who have securities included in a registration statement against specified liabilities, including certain potential liabilities arising under the Securities Act, and the Funds have similarly agreed to indemnify us against specific liabilities.

Related Party Transaction Policy

Transactions by us with related parties are subject to regulatory requirements and restrictions. These requirements and restrictions include Sections 23A and 23B of the Federal Reserve Act (which govern certain transactions by us with our affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by us to our executive officers, directors and principal stockholders). We have also adopted policies to comply with these regulatory requirements and restrictions, including policies governing the approval of related party transactions. Under our policies, all transactions between us and our directors, officers and 5% stockholders are subject to the approval of a majority of the independent and disinterested outside directors and are conducted on terms no less favorable than could be obtained from unaffiliated third parties on an arm’s-length basis. In addition, we conduct an appropriate review of all related person transactions for potential conflicts of interest on an ongoing basis, and all such transactions must be approved by the Audit Committee (or another independent body of the board).

Director Independence

Our securities are not listed on a national securities exchange or any inter-dealer quotation system which has a requirement that a majority of directors be independent. Our board has undertaken a review of the independence of each director on the Bancorp 34 board of directors under the standards for director independence set forth in the NASDAQ Marketplace Rules. Under these rules, our board has affirmatively determined that Ms. Ralls, Mr. Ahern, Mr. Cohn, Mr. Van Winkle, Mr. Burt, Mr. Cook and Mr. Rabon are “independent directors.” We have determined that Mr. Crotty does not qualify as independent director because he is an executive officer of both Bancorp 34 and Bank 34.

Item 14. Principal Accounting Fees and Services

We have paid or expect to pay the following fees to Plante & Moran, PLLC for work performed in 2022 and 2023 or attributable to the audit of our 2022 and 2023 consolidated financial statements:

Type of Fees	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Audit Fees paid to Plante & Moran, PLLC	$383,954	215,407
Audit-Related Fees paid to Plante & Moran, PLLC	[-]	[-]
Tax Fees paid to Plante & Moran, PLLC	[-]	[-]
All Other Fees paid to Plante & Moran, PLLC	[-]	[-]
TOTAL FEES PAID TO Plante & Moran, PLLC	$383,954	215,407

Audit Fees. Audit fees for 2023 include actual fees for the 2023 audit of the financial statements and review of the 10K as well as additional services associated with our S-4 registration statement, including the performance of all comparable period interim reviews during the year and issuance of consents. Audit fees for 2022 include approximate fees for the re-audit of the 2022 financial statements and performance of all comparable period interim reviews during the year.

Audit-Related Fees. There were no audit related fees for 2023 or 2022.

Tax Fees. There were no tax fees for 2023 or 2022.

All Other Fees. There were no other fees for 2023 or 2022.

Pre-Approval Policy. The Audit Committee pre-approves all audit and non-audit and tax services performed by our independent registered public accounting firm. All services provided by the independent registered public accounting firm are either within general pre-approved limits or specifically approved by the Audit Committee. The Audit Committee is informed of the prospective services that would be provided at the next regularly scheduled Audit Committee meeting. All services provided by Plante & Moran, PLLC, and all fees related thereto, were approved accordingly.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and between Bancorp 34, Inc. and CBOA Financial, Inc. dated as of April 27, 2023 (incorporated by reference to Annex A of the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).**

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated December 21, 2023, by and between Bancorp 34, Inc. and CBOA Financial, Inc. to Agreement and Plan of Merger dated April 27, 2023 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File no. 333-273901) filed with the SEC on December 22, 2023).**

3.1	Articles of Incorporation of Bancorp 34, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).

3.2	Articles of Revival of Bancorp 34, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).

3.3	Articles Supplementary of Bancorp 34, Inc. for Series A Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).

3.4	Articles Supplementary of Bancorp 34, Inc. for Non-Voting Common Stock (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).

3.5	Bylaws of Bancorp 34, Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).

4.1	Form of common stock certificate of Bancorp 34, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).

4.2	Bancorp 34, Inc. will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant.

4.3	Form of Registration Rights Agreement by and among Bancorp 34 and the parties signatories thereto (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).

10.1	Employment Agreement dated as of June 20, 2020 by and among James T. Crotty and Bank 34 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

10.2	Amendment Number One to the Employment Agreement dated as of December 16, 2020 by and among James T. Crotty and Bancorp 34, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

10.3	Bancorp 34, Inc. and Bank 34 Amendment to Employment Agreement dated as of April 1, 2022 by and amount James T. Crotty, Bank 34 and Bancorp 34, Inc (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

10.4	Employment Agreement dated as of April 27, 2023 by and between Bank 34 and James Crotty (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

10.5	Change in Control Agreement dated as of January 9, 2017 by and between Bancorp 34, Inc. and Kimberly Yacuel (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

10.6	Bancorp 34, Inc. & Bank 34 Amendment to Change in Control Agreement dated as of April 1, 2022 by and between Bancorp 34, Inc., Bank 34 and Kimberly Yacuel (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

Exhibit No.	Description
10.7	Change in Control Agreement dated as of April 27, 2023 by and between Bank 34 and Kim Yacuel (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

10.8	Change in Control Agreement dated as of April 27, 2023 by and between Bank 34 and Kevin Vaughn (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

10.9	Bancorp 34, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

10.10	Bancorp 34, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

10.11	Form of Bancorp 34, Inc. Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

10.12	Form of Bancorp 34, Inc. Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

10.13	Form of Securities Purchase Agreement by and among Bancorp 34 and the parties signatories thereto (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).**

14.1*	Code of Ethics.

21.1	Subsidiaries of Bancorp 43, Inc (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).

24.1	Power of Attorney (included on Signature Page).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	line XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Annexes, schedules, and exhibits have been omitted pursuant to item 601(b)(2) of Regulation S-K. Bancorp 24 agrees to furnish supplementally a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.
+	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Scottsdale, Arizona, on March 8, 2024.

BANCORP 34, INC. (Registrant)

By:	/s/ James T. Crotty
James T. Crotty
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James T. Crotty and Kevin Vaughn, his or her true and lawful attorney‑in‑fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney‑in‑fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney‑in‑fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ James T. Crotty	Director, President and Chief Executive Officer	March 8, 2024
	James T. Crotty	(Principal Executive Officer)

By:	/s/ Kevin Vaughn	Senior Vice President and Chief Financial	March 8, 2024
	Kevin Vaughn	Officer (Principal Financial and Accounting Officer)

By:	/s/ Kevin W. Ahern	Director	March 8, 2024
Kevin W. Ahern

By:	/s/ William F. Burt	Director	March 8, 2024
William F. Burt

By:	/s/ Spencer T. Cohn	Director	March 8, 2024
Spencer T. Cohn

By:	/s/ Wortham A. Cook	Director	March 8, 2024
Wortham A. Cook

By:	/s/ Randal L. Rabon	Director	March 8, 2024
Randal L. Rabun

By:	/s/ Elaine E. Ralls	Director	March 8, 2024
Elaine E. Ralls

By:	/s/ Don P. Van Winkle	Director	March 8, 2024
Don P. Van Winkle
135