Form 10-Q
period 2024-03-31
Bancorp 34, Inc.
filed 2024-05-15
CIK 1668340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File Number 001-39068

BANCORP 34, INC.

(Exact name of registrant as specified in its charter)

Maryland	333-273901	74-2819148
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

8777 E. Hartford Drive, Suite 100

Scottsdale, Arizona 85255

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (623) 334-6064

Not Applicable

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

As of May 15, 2024, the registrant had 6,609,428 shares of common stock, par value $0.01 per share, issued and outstanding.

BANCORP 34, INC.

Quarterly Report on Form 10-Q

March 31, 2024

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical or current fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “plan,” “predict,” “project,” “forecast,” “guidance,” “goal,” “objective,” “prospects,” “possible” or “potential,” by future conditional verbs such as “assume,” “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements include, but are not limited to, statements related to our belief that sources of available liquidity are adequate to meet our current and expected liquidity needs, our plans to meet future cash needs through the generation of deposits, and statements regarding our business plan and strategies. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, are difficult to predict and are generally beyond our control.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	the possibility that the anticipated benefits of our recently completed merger (the “merger”) with CBOA Financial, Inc. (“CBOA”), including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where the Company and CBOA do business or as a result of other unexpected factors or events;
•	the impact of purchase accounting with respect to the merger, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
•	diversion of management’s attention from ongoing business operations and opportunities;
•	potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the merger;
•	the integration of the business and operations of CBOA, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to CBOA’s existing business;
•	challenges retaining or hiring key personnel;
•	business disruptions resulting from or following the merger;
•	the outcome of pending or threatened litigation or of matters before regulatory agencies, whether currently existing or commencing in the future, including litigation related to the merger;
•	increased capital requirements, other regulatory requirements or enhanced regulatory supervision;
•	the inability to grow revenue and earnings;
•	the inability to efficiently manage operating expenses;
•	changes in interest rates and capital markets;
•	changes in asset quality and credit risk;
•	changes in deposit costs and liquidity risk;
•	adverse changes in economic conditions;
•	customer borrowing, repayment, investment and deposit practices;
•	the impact, extent and timing of technological changes;
•	changes in legislation, regulation, policies or administrative practices, whether by judicial, governmental or legislative action, including, but not limited to, the Coronavirus Aid, Relief, and Economic Security Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which we refer to as the Dodd-Frank Act, and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection and insurance, and the ability to comply with such changes in a timely manner;
•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
•	changes in interest rates, which may affect the Company’s net income and other future cash flows, or the market value of the Company’s assets, including its investment securities;
•	changes in accounting principles, policies, practices or guidelines;
•	failure to attract new customers and retain existing customers in the manner anticipated;
•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan or other systems;
•	the adverse effects of events beyond each party’s control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in each party’s customers’ supply chains or disruption in transportation; and
•	other actions of the Federal Reserve and legislative and regulatory actions and reforms.

We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on any forward-looking statements. You should also consider the risks, assumptions and uncertainties set forth in the “Risk Factors” section of our 2023 Annual Report on Form 10-K. Further, any forward-looking statement speaks only as of the date on which it is made, and we do not intend to and disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BANCORP 34, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited) March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$66,234	$27,182
Federal funds sold	6,510	1,715
Total cash and cash equivalents	72,744	28,897

Available-for-sale securities, at fair value	102,226	56,690

Held-to-maturity securities, at amoritzed cost, net of allowance for credit losses	5,645	5,684

Loans held for investment	750,307	457,027
Allowance for credit losses	(10,675)	(5,860)

Loans held for investment, net	739,632	451,167

Other real estate owned	—	3,000
Premises and equipment, net	8,875	7,350
Operating leases right-of-use assets	4,599	1,819
Other investments	6,097	4,063
Accrued interest receivable	2,961	1,597
Deferred income tax asset, net	9,086	4,884
Bank owned life insurance	11,915	11,847
Core deposit intangible, net	8,868	—
Prepaid and other assets	7,531	4,267
Total assets	$980,179	$581,265

See accompanying notes to unaudited consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) March 31, 2024	December 31, 2023
LIABILITIES
Deposits
Demand deposits	$220,201	$88,091
Savings and NOW deposits	371,080	243,505
Time deposits	215,125	128,403
Total deposits	806,406	459,999

Federal Reserve Bank BTFP Advances	49,000	29,000
Subordinate debt, net of issuance costs	23,108	24,595
Subordinated debentures, trust preferred securities	4,145	—
Escrows	274	168
Operating lease liabilities	5,202	2,011
Accrued interest and other liabilities	9,845	4,771
Total liabilities	897,980	520,544

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value Authorized: 100,000,000 shares, including 1,100,000 shares of non-voting common stock
Voting common stock, $0.01 par value Issued and outstanding: 6,616,152 and 3,873,895 on March 31, 2024, and December 31, 2023, respectively	66	39
Non-voting common stock, $0.01 par value Issued and outstanding: 820,115 and 820,115 on March 31, 2024, and December 31, 2023, respectively	8	8
Additional paid-in capital	66,577	43,279
Retained earnings	22,762	24,301
Accumulated other comprehensive loss	(5,883)	(5,560)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,331)	(1,346)
Total stockholders’ equity	82,199	60,721

Total liabilities and stockholders’ equity	$980,179	$581,265

See accompanying notes to unaudited consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Interest and dividend income:
Interest and fees on loans	$6,890	$6,110
Interest on securities	470	417
Interest on other interest-earning assets	560	138
Total interest income	7,920	6,665

Interest expense:
Interest on deposits	3,612	2,201
Interest on borrowings	643	395
Total interest expense	4,255	2,596

Net interest income	3,665	4,069

Provision (benefit) for credit losses	3,916	(1)

Net interest (loss) income after provision for credit losses	(251)	4,070

Noninterest income:
Service charges on deposit accounts	91	96
Bank owned life insurance	68	59
Loss on sale of other real estate owned	(432)	—
Preliminary bargain purchase gain on the merger (Note 2)	5,136	—
Other income	3	3
Total noninterest income	4,866	158

Noninterest expense:
Salaries and employee benefits	2,525	2,103
Occupancy	421	258
Data processing	742	617
FDIC and other insurance expense	96	64
Professional Fees	542	267
Merger Costs	3,348	—
Advertising	11	20
Other expenses	472	297
Total noninterest expense	8,157	3,626

(Loss) income before provision for income taxes	(3,542)	602
(Benefit from) provision for income taxes	(2,003)	158
Net (loss) income	$(1,539)	$444

Earnings per share:
Basic	$(0.31)	$0.11
Diluted	$(0.31)	$0.11

See accompanying notes to unaudited consolidated financial statements.

4

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net (loss) income	$(1,539)	$444
Other comprehensive (loss) gain:
Unrealized holding (losses) gains on securities available for sale	(427)	1,300
Tax effect	105	(374)
Comprehensive (loss) income	$(1,861)	$1,370

See accompanying notes to unaudited consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except share data)

	Shares			Balances
	Voting Common Shares	Non-voting Common Shares	Series A Preferred Shares	Voting Common Stock	Non-voting Common Stock	Series A Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total
BALANCE, JANUARY 1, 2023	3,032,606	—	521,849	$30	$—	$5	$28,369	$29,013	$(6,773)	$(1,406)	$49,238
Cumulative adjustment for day one adoption of ASU 2016-13, net of tax	—	—	—	—	—	—	—	(654)	—	—	(654)
BALANCE, JANUARY 1, 2023(as adjusted for the adoption of ASU 2016-13)	3,032,606	—	521,849	$30	$—	$5	$28,369	$28,358	$(6,773)	$(1,406)	$48,583
Net income	—	—	—	—	—	—	—	444	—	—	444
Other comprehensive income on AFS securities, net of tax	—	—	—	—	—	—	—	—	926	—	926
Amortization of equity awards	—	—	—	—	—	—	16	—	—	15	31
Share repurchase	(15,000)	—	—	—	—	—	(210)	—	—	—	(210)
Issuance of common stock, net of costs	848,089	—	—	8	—	—	10,858	—	—	—	10,866
Issuance of Series A preferred stock, net of costs	—	—	298,266	—	—	3	4,173	—	—	—	4,176
Dividends	—	—	—	—	—	—	—	(328)	—	—	(328)

BALANCE, MARCH 31, 2023	3,865,695	—	820,115	$39	$—	$8	$43,205	$28,474	$(5,847)	$(1,391)	$64,488

BALANCE, JANUARY 1, 2024	3,873,895	820,115	—	$39	$8	$—	$43,279	$24,301	$(5,560)	$(1,346)	$60,721
Net loss	—	—	—	—	—	—	—	(1,539)	—	—	(1,539)
Other comprehensive loss on AFS securities, net of tax	—	—	—	—	—	—	—	—	(323)	—	(323)
Amortization of equity awards	—	—	—	—	—	—	15	—	—	15	30
Issuance of common stock for the Merger, (Note 2)	2,742,257	—	—	27	—	—	23,283	—	—	—	23,310

BALANCE, MARCH 31, 2024	6,616,152	820,115	—	$66	$8	$—	$66,577	$22,762	$(5,883)	$(1,331)	$82,199

See accompanying notes to unaudited consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three months ended March,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,539)	$444
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	189	133
Stock dividends on other investments	—	(32)
Amortization of premiums and discounts on securities, net	74	65
Amortization of equity awards	30	31
Loss on sale other real estate owned	432	—
Provision for credit losses	3,916	(1)
Net appreciation on bank-owned life insurance	(68)	(59)
Deferred income tax (benefit) expense	(839)	(1)
Preliminary bargain purchase gain from CBOA Financial, Inc. merger	(5,136)	—
Accretion of discount on loans	(309)	—
Core deposit intangible amortization	62	—

Changes in operating assets and liabilities:
Accrued interest receivable	214	62
Prepaid and other assets	(1,705)	898
Accrued interest and other liabilities	3,435	(781)

Net cash (used in) provided by operating activities	(1,244)	759

CASH FLOWS FROM INVESTING ACTIVITIES
CBOA Financial, Inc. merger, cash acquired	30,927	—
Proceeds from calls, sales, maturities, or principal payments on available-for-sale securities	8,354	1,971
Purchases of available-for-sale securities	—	—
Purchases of held-to-maturity securities	—	—
Net (purchase) redemptions of other investments	(184)	(956)
Net change in loans held for investment	18,878	(8,650)
Proceeds from sale of other real estate owned	2,568	—
Proceeds from disposals of premises and equipment	—	—
Purchases of premises and equipment	(100)	(38)

Net cash provided by (used in) investing activities	60,443	(7,673)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(352)	(26,763)
Proceeds from Federal Home Loan Bank advances	—	110,399
Repayments of Federal Home Loan Bank advances	—	(98,399)
Proceeds from Federal Reserve advances	—	—
Repayments of Federal Reserve advances	(15,000)	—
Common stock repurchases	—	(210)
Common stock issuance, net	—	10,866
Preferred stock issuance, net	—	4,176
Payment of dividends	—	(328)

Net cash (used in) financing activities	(15,352)	(259)

NET CHANGE IN CASH AND CASH EQUIVALENTS	43,847	(7,173)
CASH AND CASH EQUIVALENTS, beginning of period	28,897	16,947

CASH AND CASH EQUIVALENTS, end of period	$72,744	$9,774

SUPPLEMENTAL DISCLOSURES
Interest on deposits and borrowings paid	$4,270	$2,443

See accompanying notes to unaudited consolidated financial statements.

BANCORP 34, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bancorp 34, Inc. (“Bancorp 34” or the “Company”) is a Maryland corporation organized in 2016 and owns 100% of Southwest Heritage Bank (formerly Bank 34) (the “Bank”) and CBOA Financial Statutory Trust #1. On March 19, 2024, Bancorp 34 acquired CBOA Financial, Inc. (“CBOA”). Immediately following the acquisition, CBOA’s wholly-owned subsidiary, Commerce Bank of Arizona, was merged with and into Bancorp 34’s wholly-owned subsidiary, Bank 34, a federally chartered stock covered savings association. Bank 34 was subsequently rebranded as Southwest Heritage Bank. Also, as part of the acquisition of CBOA, the company acquired CBOA Financial Statutory Trust #1, a trust formed by CBOA in November 2005 to close a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. Southwest Heritage Bank provides a variety of banking services to individuals and businesses through its eight full-service community bank branches, three in Maricopa County, Arizona, in the cities of Scottsdale and Gilbert; three in Pima County, Arizona, in the cities of Tucson and Green Valley; one branch in Otero County, New Mexico in the city of Alamogordo; and one branch in Dona Ana County New Mexico, in the city of Las Cruces.

Basis of presentation – The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and may not include all the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K.

Basis of consolidation – The consolidated financial statements include the accounts of Bancorp 34 and the Bank. All significant intercompany accounts and transactions have been eliminated.

Reclassifications – Certain reclassifications have been made to the prior period’s financial information to conform to the current period presentation. Reclassifications had no effect on Equity or Net Income.

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

Significant estimates include, but are not limited to, allowance for credit losses, the fair value marks used in accounting for the acquisition of CBOA and estimating the effective tax rate for the Company for 2024 in full. The Company holds collateral dependent loans that are categorized as level three investments and are valued on a nonrecurring basis using unobservable inputs further described in Note 14.

Subsequent events – Subsequent events have been evaluated through the date the consolidated financial statements were issued.

Cash and cash equivalents – Cash and cash equivalents include cash, due from banks, and federal funds sold. Generally, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. In monitoring credit risk associated with deposits in other banks, the Bank periodically evaluates the stability of the correspondent financial institutions. Banks may be required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. No reserves were required at March 31, 2024 and December 31, 2023.

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

Net purchase premiums and discounts on securities are recognized in interest income using the level yield method over the estimated life of the security. Premiums are amortized to the earliest call date. Gains and losses on the sale of securities are determined using the specific identification method.

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

Allowance for credit losses - held-to-maturity securities: Held-to maturity securities are carried at amortized cost net of allowance for credit losses (“ACL”) when management has the positive intent and ability to hold them to maturity. The Company’s held-to maturity portfolio consists solely of bank subordinated debt. Management measures expected credit losses on held-to-maturity debt securities on an individual basis. When accrued interest is reversed or charged-off in a timely manner, the CECL standard provides a practical expedient to exclude accrued interest from ACL measurement. The Company considers it’s nonaccrual and charge-off policies to be timely for all investments and securities, as such, accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Loans held for investment, net – Loans the Bank originates and that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs and net of any deferred fees or costs. Loans are considered past due, or delinquent based on the contractual terms in the loan agreement and how recently repayments have been received. Interest income is recognized based upon principal amounts outstanding. The accrual of interest is discontinued at the time the loan is 90 days past due or when, in the opinion of management, there is doubt about the ability of the borrower to pay interest or principal, unless the credit is well secured and in process of collection. Interest previously accrued but uncollected on such loans is reversed and charged against current income. Loans are charged-off as uncollectible when, in the opinion of management, collectability of principal is improbable. If payment is received on a nonaccrual loan, generally the payment is first applied to the remaining principal balance. Payments are then applied to recover any charged-off amounts related to the loan. Finally, if both the principal balance and any charge-offs have been recovered, then the payment will be recorded as fee and interest income. Personal loans are typically charged off when no later than 180 days past due.

Loan origination fees on loans the Bank originates, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. See Note 2 - BUSINESS COMBINATION, for our accounting methodology for the loans acquired in the merger.

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

Acquired Loans - At the purchase or acquisition date, loans are evaluated to determine whether there has been more than insignificant credit deterioration since origination. Loans that have experienced more than insignificant credit deterioration since origination are referred to as purchase credit deteriorated (PCD) loans. In its evaluation of whether a loan has experienced more than insignificant deterioration in credit quality since origination, the Company takes into consideration loan grades, payment performance, past due status, and nonaccrual status. The Company also considered the results of an independent external credit review completed during the due diligence phase to identify other loans that have experienced deterioration. At the purchase or acquisition date, the amortized cost basis of PCD loans is equal to the purchase price and an initial estimate of credit losses. The initial recognition of expected credit losses on PCD loans has no impact on net income. When the initial measurement of expected credit losses on PCD loans is calculated on a pooled loan basis, the expected credit losses are allocated to each loan within the pool. Any difference between the initial amortized cost basis and the unpaid principal balance of the loan represents a noncredit discount or premium, which is accreted (or amortized) into interest income over the life of the loan. Subsequent changes to the ACL on PCD loans are recorded through the provision for credits losses. For purchased loans that are not deemed to have experienced more than insignificant credit deterioration since origination and are therefore not deemed PCD, any discounts or premiums included in the purchase price are accreted (or amortized) over the contractual life of the individual loan. See Note 2 - BUSINESS COMBINATIONS for further information related to PCD and Non-PCD loans acquired in connection with the merger.

Premises and equipment – Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method in amounts sufficient to relate the cost of depreciable assets to operations over the estimated useful lives of the assets which range from three to seven years for equipment and 15 to 40 years for leasehold improvements and buildings. Maintenance and repairs that do not extend the useful lives of premises and equipment are charged to expense as incurred.

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

Other investments – The Bank has investments in The Independent Bankers Bank (TIB), Pacific Coast Bankers’ Bancshares (PCBB) and the Federal Home Loan Bank (FHLB) of Dallas. The Bank is a member of FHLB system. The Bank is required to maintain minimum levels of FHLB stock-based on various factors, including the amount of borrowings outstanding, mortgage assets, and the Bank’s total assets. Financial institution stock is carried at cost, is classified as a restricted security, and is periodically evaluated for impairment based on ultimate recovery. The carrying value of financial institution stocks at March 31, 2024, and December 31, 2023, was $4,948,000 and $3,254,000, respectively. Cash and stock dividends are recorded in Other Income in the Consolidated Statement of Comprehensive Income.

The Company invested in the Castle Creek Launchpad Fund I, LP in April 2022. The Company has committed to funding up to $2 million over a 4-year funding period. As of March 31, 2024, the investment has a carrying value of $994,000 compared to $828,000 as of December 31, 2023. As of both dates, the investment was valued using the net asset value practical expedient. The scope of the NAV practical expedient is limited to investments without readily determinable fair values in entities that calculate NAV per share consistently with the measurement principles of ASC 946, Financial Services — Investment Companies. Both criteria were present at March 31, 2024, and December 31, 2023.

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

Other real estate owned – Other real estate owned is comprised of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Generally, these properties are initially recorded at fair value, less estimated cost to sell at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management; other real estate owned is carried at the lower of the carrying amount or fair value, less the estimated cost to sell. Expenses, gains and losses on disposition, and reductions in carrying value are reported as non-interest expenses. There was no other real estate owned as of March 31, 2024, and $3,000,000 of other real estate owned at December 31, 2023.

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

Employee Stock Ownership Plan (ESOP) – The Bank sponsors an internally leveraged ESOP. The cost of shares issued to the ESOP but not yet released is shown as unearned ESOP shares, an element of stockholders’ equity in our consolidated balance sheets. As shares are committed to be released, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations. To the extent that the fair value of ESOP shares committed differs from the cost of such shares, the difference is charged or credited to additional paid-in capital in stockholders’ equity.

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

Employee retention credit - The Company qualified for identified refunds based upon federal laws that allow an eligible employer to obtain a refundable employment tax credit under the Coronavirus Aid, Relief, and Economic Security Act, as amended by Taxpayer Certainty and Disaster Tax Relief Act of 2020, the American Rescue Plan Act of 2021, and the Infrastructure Investment and Jobs Act. A portion of the credits the Company received, $254,000, met the substantial authority to file a claim with the IRS. However, based on uncertainty associated with the IRS’s regulation and notices associated with qualifying under the governmental order eligibility criteria, the Company has concluded the claim meets the probable threshold required to recognize the benefits of the credit. As such, the Company will not recognize the income until the statute of limitations has elapsed.

Income taxes – Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Accrued interest and penalties associated with uncertain tax positions are recognized as part of the income tax provision. The Company has no uncertain tax positions.

Comprehensive income (loss) – Comprehensive income (loss) consists solely of unrealized gains and losses on securities available-for-sale (net of taxes) as of March 31, 2024, and December 31, 2023.

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

Recent Accounting Guidance That Has Not Yet Been Adopted – The following new accounting standard has yet to be adopted by the Company but may have an impact on financial statements and/or related disclosures once implemented.

In December 2023, the Financial Accounting Standards Board issued a final standard on improvements to income tax disclosures. The standard requires, among other things, disaggregated information regarding effective tax rate reconciliation components, as well as information on income taxes paid. This standard, Accounting Standards Update No. 2023-9, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, applies to all entities subject to income taxes. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted.

NOTE 2 – BUSINESS COMBINATION

On March 19, 2024, Bancorp 34 completed its previously announced merger with CBOA pursuant to the Agreement and Plan of Merger, dated as of April 27, 2023, as amended (the “Merger Agreement”). Under the Merger Agreement, CBOA was merged with and into Bancorp 34, with Bancorp 34 continuing as the surviving entity (the “Merger”). Immediately following the completion of the Merger, CBOA’s wholly-owned subsidiary, Commerce Bank of Arizona, an Arizona state-chartered bank, was merged with and into the Bank, with the Bank continuing as the surviving bank.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each CBOA shareholder had the right to receive 0.2628 shares of Bancorp 34 common stock, for each share of CBOA common stock owned by the CBOA shareholder, with cash to be paid in lieu of fractional shares. Additionally, each outstanding CBOA restricted stock unit vested and was cancelled and converted automatically into the right to receive 0.2628 shares of Bancorp 34 common stock with respect to each share of CBOA common stock underlying such restricted stock unit. In connection with the Merger, Bancorp 34 issued 2,742,257 shares of Bancorp 34 common stock, which had a fair value of approximately $23.3 million based on a common shares valuation as of the Merger date. Each outstanding share of Bancorp 34 common stock remained outstanding and was unaffected by the Merger.

Commerce Bank of Arizona operated five full-service offices serving customers in Gilbert, Green Valley, Oro Valley, Scottsdale and Tucson, Arizona. Completing the Merger further enhanced the Bank’s Arizona footprint, allowed for greater efficiencies based on size and scale, and strengthened the depth of the management team. The combined banks operate as Southwest Heritage Bank and serve customers from eight full-service offices in Arizona and southern New Mexico. The core system conversion was executed in March 2024.

We accounted for the Merger using the acquisition method of accounting in accordance the Financial Accounting Standards Board’s Accounting Standards Code 805 (“ASC 805”), Business Combinations, and accordingly, the assets and liabilities of CBOA were recorded at their respective Merger date estimated fair values. The estimated fair values of assets and liabilities are preliminary and subject to refinement during the measurement period (which cannot exceed one year from the Merger date), as additional information relative to the Merger date fair values becomes available. Effective in March 2024, we recognized a preliminary bargain purchase gain of $5.1 million in connection with the Merger (not taxable for income tax purposes), which is recognized in our first quarter 2024 operating results. The core deposit intangible asset of $8.9 million represents the estimated value of Commerce Bank of Arizona’s long-term deposit relationships with its customers and will be amortized over an estimated weighted average life of ten years using an accelerated method, which approximates the estimated run-off of the acquired deposits. During 2023 and through March 31, 2024, Bancorp 34 incurred, on a cumulative basis, approximately $6.4 million of merger-related expenses.

The primary cause of the $5.1 million preliminary bargain purchase gain was a decrease in Bancorp 34, Inc.’s common share valuation from April 2023 to March 2024. In April 2023 and upon the announcement of the Merger, the common share exchange ratio was 0.24, and Bancorp 34, Inc’s common share valuation was estimated to be $12.16 per share, based upon a third-party fairness opinion obtained in connection with the Merger. As of the Merger date in March 2024 and before Bancorp 34, Inc. issued its 2.7 million shares for the Merger, the common share exchange ratio was 0.2628 and Bancorp, Inc’s common share valuation was estimated to be $8.50, based on a March 2024 common share valuation completed by an independent third party.

The following table includes the: (i) total consideration paid on March 19, 2024, in connection with the Merger; (ii) fair values of the assets acquired; (iii) fair values of the liabilities assumed; and (iv) resulting preliminary bargain purchase gain (in thousands).

(in thousands)	As Recorded by CBOA	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by Bancorp 34
Fair Value of the common stock consideration			$23,310

Identifiable assets acquired:
Cash and cash equivalents	$30,927	$—	$30,927
Debt securities available for sale, at fair value	57,844	376	58,220
Loans
Purchased performing	300,080	(15,357)	284,723
Purchased credit deteriorated	30,425	(4,262)	26,163
Allowance for credit losses on loans	(3,855)	3,855	—
Deferred loan fees	(1,033)	1,033	—
Deferred tax on assets acquired	—	1,233	1,233
Operating right-of-use assets	2,866	—	2,866
Core deposit intangibles	—	8,930	8,930
Other assets	6,284	(20)	6,264
Total identifiable assets acquired	$423,538	$(4,212)	$419,326

Identifiable liabilities assumed:
Deposits	346,995	(252)	346,743
Short-term borrowings	35,000	—	35,000
Long-term borrowings	5,155	(1,012)	4,143
Deferred taxes on liabilities assumed	—	253	253
Other liabilities	4,661	80	4,741
Total identifiable liabilities assumed	$391,811	$(931)	$390,880

Net identifiable assets acquired	$31,727	$(3,281)	$28,446

Preliminary bargain purchase gain			$(5,136)

As permitted by ASC 805, Business Combinations, the above preliminary estimates may be refined during the measurement period (which cannot exceed one year from the Merger date), to reflect any new information obtained about facts and circumstances existing at the Merger date. Any changes in the above preliminary estimates will be recognized in the period identified.

Purchased Performing Loans (Non-Purchased Credit Deteriorated Loans)

Non-purchased credit deteriorated loans (“non-PCD loans”) are loans, of the date of the Merger and based upon management’s assessment, which have not experienced a more-than-insignificant deterioration in credit quality since the date the loans were originated. The loan’s purchase price becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the unpaid principal balance of the loan is a discount, which is comprised of a credit and non-credit component, and is accreted as interest income over the life of the loan.

An allowance for credit losses is determined using the same methodology as other loans held for investment. A $4.1 million “Day Two” allowance for credit losses for non-PCD loans was recorded through the provision expense for credit losses. This $4.1 million allowance for credit losses for non-PCD loans represents management’s estimate of lifetime credit losses on these non-PCD loans.

Purchased Credit Deteriorated Loans

Purchased Credit Deteriorated Loans

Purchased credit deteriorated loans (“PCD loans”) represent loans, as of the date of the Merger and based upon management’s assessment, which had experienced a more-than-insignificant deterioration in credit quality since the date the loans were originated. An allowance for credit losses for PCD loans was determined using the same methodology as other loans held for investment. The initial allowance for credit losses for PCD loans was determined on a collective basis and was allocated to individual PCD loans. This allowance for credit losses is reflected as a “Day 2” on-balance sheet gross-up to the allowance for credit losses and as an increase to PCD loans. The PCD loans’ purchase price of $26.2 million plus the allowance for credit losses of $1.1 million, becomes the initial amortized cost basis of $27.3 million for the PCD loans. The difference between the initial amortized cost basis and the unpaid principal balance of the PCD loans of $30.4 million, results in a non-credit discount for the PCD loans of $3.1 million, which is accreted as interest income over the life of the PCD loans. Thereafter, the PCD loans are subject to the same interest rate recognition and impairment model as non-PCD loans, with changes to the allowance for credit losses recorded through provision expense.

As of the Merger date and as described above, the PCD Loans included the following components (in thousands):

Unpaid principal balance	$30,425
Allowance for credit losses at acquisition	(1,164)
Non-credit discount	(3,098)
Purchase price	$26,163

Pro Forma Information

The pro forma revenues and pro forma earnings in the following table combine CBOA’s consolidated operating results and Bancorp 34’s consolidated operating results as if the Merger had occurred at the beginning of each of the periods presented.

The pro forma amounts for the three months ended March 31, 2024, exclude the following pre-tax adjustments, each of which management deemed material, nonrecurring and directly attributable to the Merger: (i) the $5.1 million preliminary bargain purchase gain (not taxable for income tax purposes); (ii) $4 million of combined merger-related expenses, a portion of which is not tax deductible; and (iii) the $4.1 million “Day Two” non-PCD loans’ provision expense for credit losses. These pre-tax adjustments were partially offset by a combined $2 million tax benefit. The pro forma amounts for the three months ended March 31, 2024, include the following recurring “Day 2” items, which initially occurred in March 2024 in connection with the Merger: (i) $309,000 for 13 days of income accretion from the loan-related fair value adjustments; and (ii) $62,000 for 13 days of Core Deposit intangible amortization expense.

Management prepared these pro forma results for comparative purposes only and these pro forma results are not necessarily indicative of the actual results that would have been obtained had the Merger actually occurred at the beginning of each of the periods presented. No assumptions have been applied to the pro forma revenues and pro forma earnings regarding, for example, possible revenue enhancements, expense efficiencies, fixed cost leverage opportunities, or asset dispositions.

Additionally, the pro forma amounts for Bancorp 34’s weighted average basic and diluted common shares outstanding are based upon: (i) Bancorp 34’s actual weighted average basic and diluted common shares outstanding for each of the periods presented; together with (ii) Bancorp’s approximate 2.7 million common shares issued in connection with the Merger, as if the Merger had occurred at the beginning of each of the periods presented.

Business Combination Pro Forma Information

	Pro Forma
	Three months ended March 31,
(in thousands, except per share data)	2024	2023
Total revenues (net interest income and non-interest income)	$6,769	$8,464
Net (loss) income	$(589)	$1,245
(Loss) earnings per share - basic	$(0.09)	$0.20
(Loss) earnings per share - diluted	$(0.09)	$0.20

Separately, management has determined that it is impractical to report amounts of revenue and earnings of CBOA after the Merger date of March 19, 2024. Bank core systems and related data conversions occurred after the Merger date, from March 22, 2024, through March 25, 2024. Accordingly, management believes that reliable, accurate, separate, and complete revenue and earnings information for CBOA is no longer available.

NOTE 3 – SECURITIES

Available-for-sale and held-to-maturity securities have been classified in the consolidated balance sheets according to management’s intent on March 31, 2024, and December 31, 2023. The amortized cost of such securities and their approximate fair values were as follows (dollars in thousands):

Available-for-sale	March 31, 2024
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Mortgage-backed securities	$74,530	$236	$(5,003)	$69,763
U.S. Treasuries	3,066	—	(296)	2,770
U.S. government agencies	8,571	28	(14)	8,585
Municipal obligations	22,902	—	(2,650)	20,252
Corporate debt	1,000	—	(144)	856
Total	$110,069	$264	$(8,107)	$102,226

Held-to-maturity	March 31, 2024
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Corporate debt	$5,791	$—	$(556)	$5,235
Total	$5,791	$—	$(556)	$5,235
Allowance for Credit Losses	$(146)
Net Carrying Value of Held-to-maturity securities	$5,645

Available-for-sale	December 31, 2023
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Mortgage-backed securities	$36,829	$—	$(4,362)	$32,467
U.S. Treasuries	3,069	—	(277)	2,792
U.S. government agencies	287	—	(17)	270
Municipal obligations	22,921	—	(2,593)	20,328
Corporate debt	1,000	—	(167)	833
Total	$64,106	$—	$(7,416)	$56,690

Held-to-maturity	December 31, 2023
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Corporate debt	$5,799	$—	$(692)	$5,107
Total	$5,799	$—	$(692)	$5,107
Allowance for Credit Losses	$(115)
Net Carrying Value of Held-to-maturity securities	$5,684

There was no allowance for credit losses related to available for sale securities as of March 31, 2024, or December 31, 2023.

Securities with unrealized losses on March 31, 2024, and December 31, 2023, that have not been recognized in income are as follows (dollars in thousands):

	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Available-for-sale, March 31, 2024
Mortgage-backed securities	$11,953	$(88)	$29,014	$(4,915)	$40,967	$(5,003)
U.S. Treasuries	—	—	2,770	(296)	2,770	(296)
U.S. government agencies	454	(1)	246	(13)	700	(14)
Municipal obligations	—	—	20,251	(2,650)	20,251	(2,650)
Corporate debt	—	—	856	(144)	856	(144)

Total temporarily impaired	$12,407	$(89)	$53,137	$(8,018)	$65,544	$(8,107)

Held to Maturity March 31, 2024
Corporate debt	$—	$—	$5,235	$(556)	$5,235	$(556)
Total temporarily impaired	$—	$—	$5,235	$(556)	$5,235	$(556)
19

	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Available-for-sale, December 31, 2023
Mortgage-backed securities	$—	$—	$30,462	$(4,362)	$30,462	$(4,362)
U.S. Treasuries	—	—	2,792	(277)	2,792	(277)
U.S. government agencies	—	—	270	(17)	270	(17)
Municipal obligations	—	—	20,328	(2,593)	20,328	(2,593)
Corporate debt	—	—	833	(167)	833	(167)

Total temporarily impaired	$—	$—	$54,685	$(7,416)	$54,685	$(7,416)

Held to Maturity December 31, 2023
Corporate debt	$904	$(96)	$4,203	$(596)	$5,107	$(692)
Total temporarily impaired	$904	$(96)	$4,203	$(596)	$5,107	$(692)

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

Unrealized losses on mortgage-backed securities have not been recognized into income. At March 31, 2024, 92% of the mortgage-backed securities portfolio were issued by U.S. government sponsored entities or agencies. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not intend to sell the mortgage-backed securities, it is likely that management will not be required to sell the securities prior to their anticipated recovery as of March 31, 2024.

The remainder of the mortgage-backed securities portfolio includes non-agency structured commercial mortgage-backed securities (CMBS) with a fair value of $5,654,000 which had unrealized losses of $645,000 at March 31, 2024. Each CMBS was rated AAA at March 31, 2024. These bonds have significant credit enhancement and have performed as agreed. Management does not intend to sell the CMBS and it is likely that management will not be required to sell the securities prior to their anticipated recovery.

Unrealized losses on available-for-sale municipal obligation securities have not been recognized through the income statement. As of March 31, 2024, the credit rating for these securities ranges from A+ to AAA. General Obligation bonds represent 30% of the municipal bond portfolio. The remaining 70% of the portfolio consists of revenue bonds, the majority of which are essential purpose or have an insurance wrapper. Management has no intent to sell these securities and can hold the securities to maturity. The decline in fair value is largely due to changes in market interest rates and management expects the fair value to recover as the securities approach their maturity date.

Management evaluated the foregoing available-for-sale securities for potential impairment as of March 31, 2024. Based on this evaluation, including the preceding analysis summary, management has determined that the unrealized losses on available-for-sale securities are primarily attributable to increases in market interest rates and do not reflect credit losses. Accordingly, as of March 31, 2024, management concluded that an allowance for credit losses on available-for-sale securities is not necessary, as the decline in fair value is not indicative of credit losses. Management will continue to monitor the fair value of these available-for-sale securities and reassess the need for an allowance for credit losses if circumstances change.

Certain information concerning the sale of debt securities available-for-sale for the three months ended March 31, 2024, and 2023, was as follows (dollars in thousands):

	3/31/2024	3/31/2023
Proceeds from sale	$7,471	$—
Gross realized gains	$—	$—
Gross realized losses	$—	$—

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

As of March 31, 2024, the amortized cost and estimated fair value of the debt securities portfolio are shown by contractual maturity dates (dollars in thousands).

	Amortized Cost	Fair Value	Average Yield

Available-for-sale
Due in one year or less	$1,380	$1,369	2.68%
Due from one to five years	12,180	11,107	2.11%
Due from five to ten years	21,979	19,987	3.10%
Due after ten years	—	—	—
Mortgage-backed securities	74,530	69,763	3.63%
Total	$110,069	$102,226	3.34%

	Amortized Cost	Fair Value	Average Yield

Held-to-maturity
Due in one year or less	$—	$—	—
Due from one to five years	—	—	—
Due from five to ten years	5,791	5,235	4.30%
Due after ten years	—	—	—
Total	$5,791	$5,235	4.30%

Securities pledged at March 31, 2024, and December 31, 2023, had carrying amounts of $62,016,000 and $43,070,000, respectively.

The Company had no investment in securities of issuers outside of the United States as of December 31, 2023, or 2022.

Allowance for Credit Losses for HTM Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The held-to-maturity investment portfolio consists solely of bank holding company subordinated debt. Accrued interest receivable on held-to-maturity debt securities totaled $83,000 at March 31, 2024, and is excluded from the estimate of credit losses. Refer to Note 1 – Nature of Operations and Significant Accounting Policies for additional information on the Company’s methodology on estimating credit losses. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type (dollars in thousands):

For the three months ended March 31, 2024	Corporate Bonds
Allowance for credit losses:
Beginning balance	$115
Provision for credit losses	31
Securities charged -off (recoveries)	—
Total ending allowance balance	146

The Company monitors the credit quality of held-to-maturity securities on a quarterly basis. As of March 31, 2024, there were no held-to-maturity securities past due or on non-accrual.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

On January 1, 2023, the Company adopted the new CECL standard, ASU 2016-13, using the modified retrospective method for all financial assets measured at amortized cost. For comparability, the Company has adjusted certain prior period loan amounts to conform to the current presentation of segmentation under CECL. Refer to Note 1 - Summary of Significant Accounting Policies for additional information related to the Company’s methodology for estimating the allowance for credit losses.

The following presents a summary of the Company’s loans at amortized cost as of the dates noted (dollars in thousands):

	March 31,	December 31,
	2024	2023
1-4 Family residential real estate	$72,355	$61,645
Commercial	127,957	50,169
Consumer and other	872	698
Construction	56,410	34,538
Non-Owner Occupied (NOO) CRE	262,623	167,203
Owner Occupied (OO) CRE	159,376	82,228
Multifamily	70,714	60,546

Loans held for investment	750,307	457,027

Less: allowance for credit losses	(10,675)	(5,860)

Loans, net	$739,632	$451,167

Allowance for Credit Losses on Loans

Beginning January 1, 2023, the allowance for credit losses for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at March 31, 2024, and December 31, 2023, was $2.7 million and $1.3 million, respectively, presented in accrued interest receivable on the Condensed Consolidated Balance Sheets. Refer to Note 1 - Summary of Significant Accounting Policies for additional information related to the Company’s methodology for estimating the allowance for credit losses.

Allocation of a portion of the allowance for credit losses to one category of loans does not preclude its availability to absorb losses in other categories. The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2024, and March 31, 2023, (dollars in thousands):

	1–4 Family				NOO	OO
	Residential		Consumer		Commercial	Commercial
	Real Estate	Commercial	and Other	Construction	Real Estate	Real Estate	Multifamily	Total
Changes in allowance for credit losses for the three months ended March 31, 2024
Beginning balance	$736	$924	$8	$512	$1,859	$1,201	$620	$5,860
Acquisition of CBOA Financial PCD Loans	34	777	1	258	83	11	—	1,164
Provision (credit) for loan losses	126	1,409	1	64	1,165	941	146	3,852
Loans charged off	—	(208)	—	—	—	—	—	(208)
Recoveries	2	5	—	—		—	—	7
Balance on March 31, 2024	$898	$2,907	$10	$834	$3,107	$2,153	$766	$10,675

	1–4 Family				NOO	OO
	Residential		Consumer		Commercial	Commercial
	Real Estate	Commercial	and Other	Construction	Real Estate	Real Estate	Multifamily	Total
Changes in allowance for loan losses for the three months ended March 31, 2023
Beginning balance	$454	$1,382	$56	$222	$1,680	$555	$429	$4,778
Impact of adopting of ASU 2016-13	(33)	(307)	(50)	441	271	142	140	604
Provision (credit) for loan losses	—	—	—	—	—	—	—	—
Loans charged off	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	—	—	1
Balance on March 31, 2023	$422	$1,075	$6	$663	$1,951	$697	$569	$5,383

The following table presents the aging of the recorded investment in contractually past due loans, as of March 31, 2024, and December 31, 2023. It is shown by class of loans (dollars in thousands):

	Loans Contractually Past Due
March 31, 2024	30–59 Days	60–89 Days	Over 90 Days	Total	Loans Not Past Due	Total
1-4 Family residential real estate	$259	$—	$—	$259	$72,096	$72,355
Commercial	2,813	885	350	4,048	123,909	127,957
Consumer and other	—	—	—	—	872	872
Construction	—	—	—	—	56,410	56,410
NOO CRE	—	—	—	—	262,623	262,623
OO CRE	—	—	—	—	159,376	159,376
Multifamily	337	—	—	337	70,377	70,714

Total	$3,409	$885	$350	$4,644	$745,663	$750,307

	Loans Contractually Past Due
December 31, 2023	30–59 Days	60–89 Days	Over 90 Days	Total	Loans Not Past Due	Total
1-4 Family residential real estate	$409	$—	$—	$409	$61,236	$61,645
Commercial	—	—	589	589	49,580	50,169
Consumer and other	—	—	—	—	698	698
Construction	—	—	—	—	34,538	34,538
NOO CRE	—	—	—	—	167,203	167,203
OO CRE	—	—	—	—	82,228	82,228
Multifamily	—	—	—	—	60,546	60,546

Total	$409	$—	$589	$998	$456,029	$457,027

Credit quality indicators – The following tables represent the credit exposure by internally assigned grades. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Bank’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan. The Company uses the following definitions for risk ratings:

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

The following tables present the amortized cost basis of loans by credit quality indicator, by class of financing receivable, and year of origination for term loans as of March 31, 2024, and December 31, 2023. For revolving lines of credit that are converted to term loans, if the conversion involved a credit decision, such loans are included in the origination year in which the credit decision was made. If revolving lines of credit converted to term loans without a credit decision, such lines of credit are included in the “Revolving lines of credit converted to term” column in the following tables (dollars in thousands).

	Term Loans Amortized Cost by Origination
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
1-4 Family
Pass	$1,517	$5,870	$27,070	$12,402	$7,842	$13,501	$3,738	$—	$71,940
Special Mention	—	—	—	—	—	350	—	—	350
Substandard	—	—	—	—	—	65	—	—	65
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Familly	1,517	5,870	27,070	12,402	7,842	13,916	3,738	—	72,355
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	708	35,204	31,210	10,140	3,546	4,501	35,597	—	120,907
Special Mention	—	—	147	—	1,944	88	101	—	2,280
Substandard	—	571	2,365	491	653	97	341	—	4,518
Doubtful	—	—	—	—	252	—	—	—	252
Total Commercial	708	35,775	33,722	10,631	6,395	4,686	36,039	—	127,957
Current year-to-date gross write-offs	—	—	—	—	208	—	—	—	208
Consumer and other
Pass	—	—	129	—	3	40	700	—	872
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer and Other	—	—	129	—	3	40	700	—	872
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	1,855	15,914	26,371	6,439	723	2,318	18	—	53,639
Special Mention	—	1,681	—	—	—	—	—	—	1,681
Substandard	—	—	—	—	—	1,090	—	—	1,090
Doubtful	—	—	—	—	—	—	—	—	—
Total Construction	1,855	17,595	26,371	6,439	723	3,408	18	—	56,410
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
NOO CRE
Pass	587	34,328	52,822	72,306	32,988	63,014	6,206	—	262,252
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	371	—	—	371
Doubtful	—	—	—	—	—	—	—	—	—
Total NOO CRE	587	34,328	52,822	72,306	32,988	63,385	6,206	—	262,623
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
OO CRE
Pass	879	37,994	30,487	38,286	12,414	28,899	199	—	149,158
Special Mention	—	226	—	7,099	—	1,676	—	—	9,001
Substandard	—	—	—	—	37	1,180	—	—	1,217
Doubtful	—	—	—	—	—	—	—	—	—
Total OO CRE	879	38,220	30,487	45,385	12,451	31,755	199	—	159,376
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Multi Family
Pass	—	500	19,853	24,811	6,478	16,238	860	—	68,739
Special Mention	—	—	—	—	1,023	—	—	—	1,023
Substandard	—	—	—	952	—	—	—	—	952
Doubtful	—	—	—	—	—	—	—	—	—
Total Multi Family	—	500	19,853	25,763	7,501	16,238	860	—	70,714
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Total	$5,547	$132,289	$190,455	$172,925	$67,903	$133,428	$47,760	$—	$750,307
Total year-to-date gross write-offs	$—	$—	$—	$—	$208	$—	$—	$—	$208
26

	Term Loans Amortized Cost by Origination
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family
Pass	$4,244	$24,009	$12,236	$7,928	$1,466	$9,622	$1,717	$—	$61,222
Special Mention	—	—	—	—	—	357	—	—	357
Substandard	—	—	—	—	—	67	—	—	67
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family	4,244	24,009	12,236	7,928	1,466	10,045	1,717	—	61,645
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	13,150	15,405	3,234	3,176	87	1,546	10,139	779	46,737
Special Mention	—	163	—	2,018	—	—	—	—	2,181
Substandard	—	—	—	903	96	—	—	—	999
Doubtful	—	—	—	—	252	—	—	—	252
Total Commercial	13,150	15,568	3,234	6,097	435	1,546	10,139	779	50,169
Current year-to-date gross write-offs	—	—	—	—	321	—	—	—	321
Consumer and other
Pass	43	138	—	5	10	3	499	—	698
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer and Other	43	138	—	5	10	3	499	—	698
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	7,788	21,551	3,938	38	310	592	321	—	34,538
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Construction	7,788	21,551	3,938	38	310	592	321	—	34,538
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
NOO CRE
Pass	7,187	35,899	52,241	21,091	13,491	30,911	6,140	—	166,960
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	243	—	—	—	—	243
Doubtful	—	—	—	—	—	—	—	—	—
Total NOO CRE	7,187	35,899	52,241	21,334	13,491	30,911	6,140	—	167,203
Current year-to-date gross write-offs	3,382	—	—	—	—	—	—	—	3,382
OO CRE
Pass	20,726	12,365	20,807	7,966	5,806	4,214	—	—	71,884
Special Mention	228	—	7,196	—	—	1,690	—	—	9,114
Substandard	—	—	—	37	1,193	—	—	—	1,230
Doubtful	—	—	—	—	—	—	—	—	—
Total OO CRE	20,954	12,365	28,003	8,003	6,999	5,904	—	—	82,228
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Multi Family
Pass	500	15,652	22,007	7,572	6,369	7,105	371	—	59,575
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	970	—	—	—	—	—	970
Doubtful	—	—	—	—	—	—	—	—	—
Total Multi Family	500	15,652	22,977	7,572	6,369	7,105	371	—	60,546
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Total	$53,866	$125,182	$122,629	$50,977	$29,080	$56,106	$19,187	$779	$457,027
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-accrual loans – The accrual of interest on loans is discontinued at the time the loan becomes 90 or more days delinquent unless the loan is well secured and in the process of collection or renewal due to maturity. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged off if collection of interest or principal is considered doubtful. There was no interest income recognized from non-accrual loans in the income statement for the three months ending March 31, 2024, or March 31, 2023. The following presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing by class as of the date noted (dollars in thousands).

	As of March 31, 2024
	Non-accrual loans with no ACL	Total non-accrual loans	Loans past due over 89 days and still accruing
1-4 Family residential real estate	$65	$65	$—
Commercial	1,412	2,046	—
Consumer and other	—	—	—
Construction	—	—	—
NOO CRE	371	371	—
OO CRE	—	—	—
Multifamily	953	953	—

Total	$2,801	$3,435	$—

	As of December 31, 2023
	Non-accrual loans with no ACL	Total non-accrual loans	Loans past due over 89 days and still accruing
1-4 Family residential real estate	$66	$66	$—
Commercial	847	1,208	—
Consumer and other	—	—	—
Construction	—	—	—
NOO CRE	—	—	—
OO CRE	—	—	—
Multifamily	970	970	—

Total	$1,883	$2,244	$—

Non-accrual loan balances guaranteed by the SBA are $1,145,000, or 33.3%, and $589,000, or 26.3%, of the nonaccrual loan balances at March 31, 2024, and December 31, 2023, respectively.

Collateral dependent loans – Non-accrual loans, excluding loans held for investment measured at fair value, are classified as collateral dependent loans and are individually evaluated. The following presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses by class of loans as of the date noted (dollars in thousands):

	As of March 31, 2024 Collateral Dependent Loans
	Secured by Real Estate	Secured by Other	Total
1-4 Family residential real estate	$65	$—	$65
Commercial	—	2,046	2,046
Consumer and other	—	—	—
Construction	—	—	—
NOO CRE	371	—	371
OO CRE	—	—	—
Multifamily	953	—	953

Total	$1,389	$2,046	$3,435

Loan Modifications Made to Borrowers Experiencing Financial Difficulty – The ACL incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The analysis includes losses from modifications of receivables to borrowers experiencing financial difficulty. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACL allowance for credit losses, a change to the ACL is generally not recorded when a loan is modified. Currently, the bank does not hold any loans having modified terms related to economic distress and none were modified during the three months ended March 31, 2024, and 2023.

NOTE 5 – PREMISES AND EQUIPMENT, NET

Components of premises and equipment, net included in the consolidated balance sheets were as follows (dollars in thousands):

	March 31,	December 31,
	2024	2023
Land and improvements	$3,316	$1,806
Buildings and improvements	12,578	12,482
Furniture and equipment	3,622	1,953
Total cost	19,516	16,241
Accumulated depreciation and amortization	(10,641)	(8,891)

Net book value	$8,875	$7,350

Depreciation and amortization expenses were $189,000 and $133,000 for the three months ended March 31, 2024, and 2023, respectively.

NOTE 6 – TIME DEPOSITS

Following are maturities of time deposits at March 31, 2024, and December 31, 2023, (dollars in thousands):

	March 31,	December 31,
Maturity	2024	2023
One year or less	$178,632	$93,675
Over one through three years	31,817	30,390
Over three through five years	4,676	4,338
Totals	$215,125	$128,403

On March 31, 2024, and December 31, 2023, the Bank had $76.9 million and $43.9 million, respectively, in time deposits of $250,000 or more. On March 31, 2024, and December 31, 2023, $58.1 million and $27.5 million, respectively, of such time deposits mature within one year.

As of March 31, 2024, and December 31, 2023, certificate of deposits includes brokered CD balances of $8,082,000 and $19,531,000, respectively. The decline in brokered CD deposits is due to maturities.

NOTE 7 – BORROWINGS

On March 12, 2023, the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help ensure banks could meet the needs of depositors made available through the creation of a new Bank Term Funding Program (“BTFP”). The BTFP is a liquidity resource with capacity based on the pledging of high-quality securities. The intention of the program was to eliminate an institution’s need to quickly sell those securities in times of stress. Effective March 11, 2024, the Federal Reserve ceased lending under the programs terms. Outstanding borrowings were not impacted. As of March 31, 2024, the Bank had security pledges totaling $52.1 million to secure two outstanding borrowings: (i) a borrowing in the amount of $29 million at a rate of 4.76% with a January 10, 2025, maturity date; and, (ii) a second BTFP borrowing, originally entered into by Commerce Bank of Arizona prior to the Merger, in the amount of $20 million, at a rate of 5.4% with a March 4, 2025, maturity date. Additionally, as of March 31, 2024, the Bank had approximately $16.0 million in availability at the Federal Reserve Bank of San Francisco’s Discount Window.

The Bank has established a borrowing line at the Federal Home Loan Bank of San Francisco. As of March 31, 2024, borrowing capacity totaled $144.8 million and collateral consists of a blanket lien on the loan portfolio. There were no outstanding borrowings on the borrowing line as of March 31, 2024, or December 31, 2023.

As of March 31, 2024, and December 31, 2023, the Bank had available unsecured Federal Funds lines of credit at correspondent banks totaling $52.8 million and $39.8 million, respectively. The terms of the borrowings are overnight at the applicable fed funds borrowing rate.

On June 29, 2021, the Company completed a private placement of $25.0 million of 10 year, fixed-to-floating rate subordinated notes. The subordinated notes will initially bear interest at 4.00% per annum for five years, floating at Three-Month SOFR plus 328 basis points quarterly thereafter. The ten-year notes mature on July 15, 2031, and are callable at the Company’s option after five years. The subordinated notes have unamortized origination fees of $392,000 at March 31, 2024. As part of the Merger with CBOA $1.5 million of the subordinated debt was acquired in the transaction and subsequently retired.

As part of the Merger with CBOA, the Company acquired CBOA Financial Statutory Trust #1, a trust formed by CBOA in November 2005. The trust closed a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. CBOA made a required equity contribution of $155,000 to form the trust and issued $5 million of subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the preferred securities sold by the trust. The Company is able to redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1,000, at 100% of the principal amount, plus accrued and unpaid interest until maturity in 2036. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. Bancorp 34 has the option to defer interest payments on the subordinated debentures from time to time, for a period not to exceed five consecutive years. Bancorp 34 has elected not to defer interest payments on the subordinated debentures. The trust preferred securities have a variable rate of interest, reset quarterly on the 23rd of each February, May, August, and November, equal to the sum of 3-month CME term SOFR plus 1.70%. As of March 31, 2024, the rate was 7.28%. Bancorp 34’s investment in the common stock of the trust is $155,000, which is included in other assets and is accounted for as an unconsolidated cost-method investment. Bancorp 34 is not considered the primary beneficiary of this trust, and therefore the trust is not consolidated in the financial statements. Rather the subordinated debentures are shown as a liability.

The following are maturities of outstanding borrowings as of March 31, 2024, (dollars in thousands):

Maturity
One year or less	$49,000
Over one through three years	0
Over three through five years	0
Over five through ten years	23,500
Over ten years	5,000
Totals	$77,500

NOTE 8 – FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

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

Contractual or notional amounts of financial instruments representing off-balance-sheet credit risk are as follows as of the dates indicated (dollars in thousands):

	March 31,		December 31,
	2024		2023
	Fixed	Variable	Fixed	Variable
Commitments to extend credit	$15,981	$17,032	$5,327	$6,966
Unused lines of credit	3,673	49,483	3,962	18,859
Totals	$19,654	$66,515	$9,289	$25,825

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

For the three months ended March 31, 2024
Beginning Balance:	$135,000
Impact of merger with CBOA Financial, Inc.	222,000
(Release) provision for credit losses	33,000
Ending Balance	$390,000

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank had one standby letter of credit totaling $75,000 at March 31, 2024, and no standby letters of credit at December 31, 2023.

NOTE 9 – LEASES

The Bank has noncancelable operating leases for office space that expire over the next seven years that require the payment of base lease amounts and executory costs such as taxes, maintenance, and insurance. At March 31, 2024, the bank has 6 active operating lease. Rental expenses for leases were $166,000 and $85,000 for three months ended years ended March 31, 2024, and 2023, respectively.

The following presents the classification of the right-of-use assets and corresponding liabilities as of the dates presented (dollars in thousands):

	March 31,	December 31,
	2024	2023
Lease right-of-use assets
Operating lease right-of-use assets	$4,599	$1,819

Lease Liabilities
Operating lease liabilities	$5,202	$2,011

Approximate future minimum rental commitments under noncancelable leases as of March 31, 2024, are (dollars in thousands):

2024	$657
2025	902
2026	851
2027	740
2028	621
2029	652
2030	640
2031	119
2032	20
Operating lease liabilities (present value of minimum lease payments)	$5,202

Weighted-average remaining term (in years)	5.9
Weighted-average discount rate	2.83%

NOTE 10 -- INCOME TAXES

For the first quarter of 2024 and 2023, income tax (benefit) expense differs from the amounts computed by applying the federal income tax rate of 21% to (loss) income before federal income tax expense. These differences, historically, are primarily caused by state income taxes, net of federal tax benefit, income that is not taxable for federal and state income tax purposes, expenses that are not deductible for tax purposes and tax adjustments related to prior federal income tax returns. Specifically, for the first quarter of 2024, these differences also include a non-taxable preliminary bargain purchase gain in connection with the Merger, and non-deductible merger costs, including success-based fees for completing the Merger.

Income tax (benefit) expense calculated at the statutory federal income tax rate of 21% for the first quarter of 2024 and 2023, differs from actual income tax (benefit) expense as follows:

	Three months ended
	March 31,
	2024	2023
(in thousands)
Income tax at statutory federal tax rate	$(744)	$126
State income taxes, net of federal tax benefit	(140)	26
Non-taxable preliminary bargain purchase gain on the Merger	(1,281)	—
Non-deductible merger costs, including success based-fees	174	—
Other income tax items, net	(12)	6
Totals	$(2,003)	$158

NOTE 11 – REGULATORY MATTERS

Southwest Heritage Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts, and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of March 31, 2024, and December 31, 2023, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the dollar amount of dividends that they may declare without prior regulatory approval.

As of March 31, 2024, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category. The Bank has not opted into the Community Bank Leverage Ratio (“CBLR”) and therefore is required to continue calculating and reporting risk-based capital ratios.

The Bank’s actual and required capital amounts and ratios are as follows (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024

Total Capital to risk-weighted assets:	$96,253	11.66%	$66,040	8%	$82,550	10%
Tier 1 (Core) Capital to risk weighted assets:	$85,913	10.40%	$49,565	6%	$66,087	8%
Common Tier 1 Capital to risk weighted assets (CET1):	$85,913	10.40%	$37,174	4.50%	$53,696	6.50%
Tier 1 (Core) Capital to average assets:	$85,913	8.78%	$39,140	4%	$48,295	5%

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023

Total Capital to risk-weighted assets:	$74,142	14.79%	$40,114	8%	$50,143	10%
Tier 1 (Core) Capital to risk weighted assets:	$68,032	13.57%	$30,086	6%	$40,114	8%
Common Tier 1 Capital to risk weighted assets (CET1):	$68,032	13.57%	$22,564	4.50%	$32,593	6.50%
Tier 1 (Core) Capital to average assets:	$68,032	11.66%	$23,347	4%	$29,184	5%

NOTE 12 – RELATED PARTY TRANSACTIONS

The Bank periodically enters into transactions with its executive officers, directors, significant stockholders, and their affiliates (related parties). Transactions with such related parties included (dollars in thousands):

	March 31, 2024	December 31, 2023
Fees and bonuses paid to directors during the period	$69	$65
Deposits from related parties held by the bank at the end of period	2,047	2,607

There was one line of credit with a $0 balance, $100,000 limit, to one insider at March 31, 2024. There were no loans to related parties as of December 31, 2023.

NOTE 13 – STOCK BASED COMPENSATION

Stock-based expense for the three months ended March 31, 2024, and March 31, 2023, was $30,000 and $31,000, respectively.

The Company accounts for forfeitures when they occur by reversing any previously accrued compensation expense on forfeited options in accordance with ASC 718, Compensation – Stock Compensation.

On November 17, 2017, the Company’s stockholders approved the adoption of the 2017 Equity Incentive Plan (“2017 Plan”). The 2017 Plan provides for the grant of a maximum of 263,127 shares of the Company’s common stock of which up to 187,948 shares of common stock may be granted for stock options and 75,179 shares of common stock may be issued as restricted stock to Directors and employees of the Company. Stock options and restricted stock awards currently issued under the 2017 Plan vest at 20% per year beginning on the first anniversary of date of grant and the options expire seven years after the grant date.

On May 25, 2022, the Company’s stockholders approved the adoption of the 2022 Equity Incentive Plan (“2022 Plan”). The 2022 Plan provides for the grant of a maximum of 252,340 shares of the Company’s common stock of which up to 168,227 shares of common stock may be issued as restricted stock and 84,113 shares of common stock may be granted for stock options to directors and employees of the Company. The board of directors’ compensation committee specifies the vesting schedules for the restricted stock and options. Option expiration dates are flexible as well but cannot exceed ten years from the grant date.

The stock option plans allow for net settlement of vested options. In a net settlement, the Company, at the direction of the optionee, net settles the options by issuing new shares to the optionee with a value, at the current per share trading price, equal to the total in-the-money or intrinsic value of the options less any necessary tax withholdings on the disqualifying disposition of Incentive Stock Options. The optionee is granted newly issued shares and a small amount of cash in lieu of partial shares. There were no net settlements for the first three months of 2024 or 2023.

For the three months ended March 31, 2024, and March 31, 2023, no stock compensation was issued under any equity incentive plan.

A summary of stock option activity for the first three months of 2024 is presented below (Aggregate Intrinsic Value in thousands):

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	137,500	$13.86	2.1 years	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(25,000)	14.90	0.7 years	—
Outstanding on March 31, 2024	112,500	$13.63	2.2 years	$—

Exercisable on March 31, 2024	86,500	$14.07	1.4 years	$—

A summary of restricted stock activity for the three months ended March 31, 2024, is presented below:

	Shares	Weighted- Average Grant Date Fair Value	Average Remaining Contractual Term

Non-vested on January 1, 2024	13,400	$12.97	3.9 years
Granted	—	—	—
Vested	(900)	14.97	2.8 years
Forfeited	—	—	—
Non-vested on March 31, 2024	12,500	$12.82	3.6 years

As of March 31, 2024, there was $60,000 and $134,000 of total unrecognized equity-based expense related to unvested stock options and restricted stock awards, respectively, granted under the equity plans that is expected to be recognized over the next five years as follows (dollars in thousands):

Year
2024	$48
2025	61
2026	49
2027	29
2028	7
Totals	$194

NOTE 14 – FAIR VALUE INFORMATION

The following table presents information about assets and liabilities measured at fair value on a recurring and non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair values (dollars in thousands):

March 31, 2024	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Recurring:
Assets:
Securities available-for-sale:
Mortgage-backed securities	$—	$69,763	$—	$69,763
U.S. Treasuries	—	2,770	—	2,770
U.S. Government Agencies	—	8,585	—	8,585
Municipal obligations	—	20,252	—	20,252
Corporate debt	—	856	—	856
Total available-for-sale:	$—	$102,226	$—	$102,226

Nonrecurring basis:
Collateral Dependent Loans	$—	$—	$1,193	$1,193
35

December 31, 2023	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Recurring:
Assets:
Securities available-for-sale:
Mortgage-backed securities	$—	$32,467	$—	$32,467
U.S. Treasuries	—	2,792	—	2,792
U.S. Government Agencies	—	270	—	270
Municipal obligations	—	20,328	—	20,328
Corporate debt	—	833	—	833
Total available-for-sale:	$—	$56,690	$—	$56,690

Nonrecurring basis:
Collateral dependent loans	$—	$—	$1,071	$1,071
Other Real Estate Owned	$—	$—	$3,000	$3,000

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

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2024, or the year ended December 31, 2023.

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 financial assets measured on a non-recurring basis (dollars in thousands):

Collateral Dependent Loans March 31, 2024	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
Commercial	1,193	Appraisal	Receivables Discount/Liquidation Discount	0–50%
Total collateral dependent loans	$1,193

Collateral Dependent Loans December 31, 2023	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
Commercial	1,071	Appraisal	Receivables Discount/Liquidation Discount	0–50%
Total collateral dependent loans	$1,071

Other Assets
Other Real Estate Owned	$3,000	Appraisal	Appraisal Discount/Estimated Selling Costs	23%

The estimated fair values of the Company’s consolidated financial instruments on the dates noted are as follows (dollars in thousands):

		March 31,		December 31,
		2024		2023
Financial assets	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and due from banks	Level 1	$66,234	$66,234	$27,182	$27,182
Federal funds sold	Level 2	6,510	6,510	1,715	1,715
Securities available-for-sale	Level 2	102,226	102,226	56,690	56,690
Securities held-to-maturity	Level 2	5,645	5,235	5,684	5,107
Loans held for investment	Level 3	750,307	730,156	457,027	437,878
Other investments	Level 2	6,097	6,097	4,063	4,063
Accrued interest receivable	Level 1	2,961	2,961	1,597	1,597

Financial liabilities
Nonmaturity Deposits	Level 1	$(591,281)	$(591,281)	$(331,596)	$(331,596)
Time deposits	Level 2	(215,125)	(214,408)	(128,403)	(128,108)
FRB and FHLB advances	Level 2	(49,000)	(49,000)	(29,000)	(29,000)
Subordinated debentures	Level 3	(23,108)	(19,383)	(24,595)	(20,421)
Accrued interest payable	Level 1	(1,337)	(1,337)	(521)	(521)

NOTE 15 – EARNINGS PER SHARE

For the three months ended March 31, 2024, the Company had voting common stock, restricted stock awards, and non-voting common stock that were all eligible to participate in dividends equal to the voting common stock dividends on a per share basis. For the three months ended March 31, 2023, the Company had voting common stock, restricted stock awards, and non-voting preferred stock that were all eligible to participate in dividends. Securities that participate in dividends are considered “participating securities.” The Company calculates net income available to voting common shareholders using the two-class method required for capital structures that include participating securities.

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

	Three Months Ended March 31,
(dollars in thousands, except for earnings per common share amounts)	2024	2023
Net (loss) income	$(1,539)	$444
Less: convertible preferred stock dividends	—	(57)
Less: earnings allocated to participating securities	4	(1)
Net income allocated to common shareholders	$(1,535)	$386

Basic weighted average common shares outstanding - Voting	4,127	3,473
Basic weighted average common shares outstanding - Non-Voting	820	—
Diluted weighted average common shares outstanding - Voting	4,127	3,478
Diluted weighted average common shares outstanding - Non-Voting	820	—

Basic earnings per common share - Voting	$(0.31)	$0.11
Basic earnings per common share - Non-Voting	$(0.31)	—
Diluted earnings per common share - Voting	$(0.31)	$0.11
Diluted earnings per common share - Non-Voting	$(0.31)	—

Participating securities are restricted stock awards and preferred stock since they participate in common stock dividends. Stock options for 112,500 and 118,820 shares of common stock and warrants totaling 211,667 and 211,667 were not considered in computing diluted earnings per common share for 2024 and 2023, because they were antidilutive.

NOTE 16 – REAL ESTATE OWNED

Real estate owned activity was as follows (dollars in thousands):

	Three months ended March 31, 2024	Three months ended March 31, 2023
Beginning balance	$3,000	$—
Foreclosures and additions	—	—
Loss on sale	(432)	—
Sales	(2,568)	—

Ending balance	$—	$—

As of September 30, 2023, the Bank experienced a deterioration of one large out of market commercial real estate loan which resulted in this loan becoming nonperforming. As of December 31, 2023, a $3.3 million loss was reflected in the Bank’s operating results, and the remaining $3 million balance was transferred to other real estate owned. During the three months ended March 31, 2024, the note associated with this loan was sold for $2.6 million and a $432,000 pre-tax loss was reflected in the Bank’s operating results.

At March 31, 2024, and December 31, 2023, there were no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the properties. In addition, at March 31, 2024, and December 31, 2023, there were no recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

NOTE 17 – PRIVATE PLACEMENT OF COMMON AND PREFERRED STOCK

In December 2022 and January 2023, the Company completed one private placement of common stock and one private placement of preferred stock, respectively. The Company issued 1,359,497 shares of common stock and 820,115 shares of convertible, non-voting Series A perpetual preferred stock at $14.00 per share each, generating net cash proceeds of approximately $28.6 million. The Company used the net proceeds from these private placements to support the acquisition of CBOA Financial, Inc. and to enhance capital ratios.

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

NOTE 18 – SUBSEQUENT EVENTS

In early April, the remaining $50.8 million of the investment portfolio acquired in the acquisition of CBOA Financial, Inc. was liquidated. A portion of the proceeds were used to pay off $20 million in borrowings from the Federal Reserve’s BTFP platform. The remaining $30.8 million was held in cash to supplement on hand liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, unless the context suggests otherwise, references to “we,” “us,” “our,” and “the Company” mean the combined business of Bancorp 34 and its wholly-owned subsidiary, Southwest Heritage Bank.

The purpose of this discussion and analysis is to focus on significant changes in: (i) the financial condition of Bancorp 34, Inc. and our wholly owned subsidiary, Southwest Heritage Bank, from December 31, 2023, through March 31, 2024; and (ii) on our results of operations for the three months ended March 31, 2024, and 2023. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

Overview

Bancorp 34, headquartered in Scottsdale, Arizona, is the holding company for Southwest Heritage Bank (formerly Bank 34). On March 19, 2024, Bancorp 34 acquired CBOA Financial, Inc. (“CBOA”). Immediately following the acquisition, CBOA’s wholly-owned subsidiary, Commerce Bank of Arizona, was merged with and into Bancorp 34’s wholly-owned subsidiary, Bank 34, a federally chartered stock covered savings association. Bank 34 was subsequently rebranded as Southwest Heritage Bank. Southwest Heritage Bank provides a variety of banking services to individuals and businesses through its eight full-service community bank branches, three in Maricopa County, Arizona, in the cities of Scottsdale and Gilbert; three in Pima County, Arizona, in the cities of Tucson and Green Valley; one branch in Otero County, New Mexico in the city of Alamogordo; and one branch in Dona Ana County New Mexico, in the city of Las Cruces.

We offer a full range of relationship-focused services to meet our clients’ business and personal financial objectives, with branches in Arizona and New Mexico. Our product lines include commercial loans, commercial real estate loans, and a variety of commercial and consumer deposit products, including noninterest bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.

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

Changes in the market interest rates and interest rates Bancorp 34 earns on interest-earning assets or pays on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities, and shareholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin, and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions, and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in Southwest Heritage Bank’s loan portfolio are affected by, among other factors, economic and competitive conditions in Arizona and New Mexico, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and homebuilding sectors within Southwest Heritage Bank’s target market.

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

Our significant accounting policies are presented in our audited consolidated financial statements, Note 1—Nature of Operations and Significant Accounting Policies, for the year ended December 31, 2023, included in our Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and, in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Recent accounting pronouncements and standards that have impacted or could potentially affect us are also discussed in Note 1 of our audited consolidated financial statements, included in our 2023 Annual Report on Form 10-K.

Allowance for credit losses

One significant accounting policy is our accounting policy related to the allowance for credit losses (“ACL”). Effective January 1, 2023, we adopted ASU 2016-13, Financial Instruments – Measurement of Current Expected Credit Losses on Financial Instruments (“CECL”), using the modified retrospective method for our financial assets measured at amortized cost. CECL changed our method of accounting for credit losses from an incurred loss model to an expected credit loss model. Under the prior incurred loss model, credit losses on financial instruments were recognized when a probable loss was incurred, while CECL is an “expected credit loss” model. The expected credit loss model represents management’s estimate of expected credit losses to the full contractual maturity of the financial asset and is based on historical experience, current conditions, and reasonable and supportable forecasts. We believe the determination of the ACL involves a greater amount of judgment and complexity when compared with our other significant accounting policies.

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

The Company uses a 12-month forecast that is reasonable and supportable within the ACL calculation and then reverts to historical credit loss experience on a straight-line basis over a one-year timeline. Historical credit loss experience is then used for the remaining life of the assets. The Company uses several economic variables in the calculation of the ACL, the most significant of which is the economic forecast for the national unemployment rate. In the March 31, 2024, estimate, the Company assumed a forecasted unemployment rate of 4.5%, which has improved from the December 31, 2023, forecasted rate of 4.7%. Changes in the economic forecast for unemployment rates could significantly affect the estimated credit losses which could potentially lead to materially different ACL levels from one reporting period to the next.

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

The ACL also excludes loans held-for-sale and loans accounted for under the fair value option. Assets purchased with credit deterioration (“PCD”) assets represent assets that are acquired with evidence of more than insignificant credit quality deterioration since origination at the acquisition date. At acquisition, the allowance for credit losses on PCD assets is booked directly to the ACL. Any subsequent changes in the ACL on PCD assets is recorded through the provision for credit losses.

The ACL is a contra-asset on our balance sheet that is deducted from the amortized cost of loans held-for-investment to present on our balance the net amount expected to be collected. Loans are charged-off against the ACL when management believes the full or partial collectability is confirmed.

ACL – Unfunded commitments

We estimate expected credit losses on unfunded commitments over the contractual period in which we are exposed to credit risk via our contractual obligations to extend credit unless such obligations are unconditionally cancellable by us. The probability of funding such commitments in the future is based on historical utilization statistics for unfunded commitments. The credit loss rates used are calculated using the same assumptions as the associated funded balance.

The ACL on unfunded commitments is categorized in Other Liabilities on our balance sheet and, from time to time, is adjusted as a provision for credit loss expense.

ACL – Held-to-maturity debt securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Our held-to-maturity debt securities is comprised of bank subordinated debt. The ACL on held-to-maturity securities is adjusted through provision for credit losses and is recorded as a contra asset to held-to-maturity securities. Management has determined that calculating an ACL amount for accrued interest receivable on held-to-maturity debt securities would not be significant, and this is excluded from our estimate of credit losses for held-to-maturity debt securities.

Upon our January 1, 2023 CECL adoption, we recorded an increase to the ACL on loans held-for-investment of $604,000, established an ACL on unfunded commitments of $165,000, established an ACL on held-to-maturity investments of $38,000, recorded an increase to deferred tax assets of $153,000, and a corresponding one-time cumulative reduction to retained earnings, net of tax, of $654,000 in the consolidated balance sheet as of January 1, 2023.

For further information regarding our Allowance for Credit Losses see Note 1 and Note 4—LOANS AND ALLOWANCE FOR CREDIT LOSSES in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Business Combinations

Assets acquired, including identified intangible assets such as core deposit intangibles, and liabilities assumed as a result of a merger or acquisition transaction are recorded at their estimated fair values. The difference between the net fair value of assets acquired and liabilities assumed, and the consideration paid is recorded as a bargain purchase gain. Management engages third-party specialists to assist in the development of fair value estimates. Significant estimates and assumptions used to value acquired assets and liabilities assumed include, but are not limited to, projected cash flows, future growth rates, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The allowance for credit losses for PCD loans is recognized within acquisition accounting. The allowance for credit losses for non-PCD assets is recognized as provision for credit losses in the same reporting period as the merger or acquisition. Fair value adjustments are amortized or accreted into the income statement over the estimated lives of the acquired assets and assumed liabilities. The purchase date valuations and any subsequent adjustments determine the amount of bargain purchase gain recognized in connection with the merger or acquisition.

Preliminary estimates of fair values may be adjusted for a period of time no greater than one year subsequent to the merger or acquisition date if new information is obtained about facts and circumstances that existed as of the merger or acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Adjustments recorded during this period are recognized in the current reporting period. For further information regarding the Merger, see Note 2 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

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

For further information regarding the valuation of our financial instruments, see Note 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES and Note 14 – FAIR VALUE INFORMATION in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

CBOA Financial, Inc. Merger

On March 19, 2024, Bancorp 34 completed its previously announced merger with CBOA pursuant to the Agreement and Plan of Merger, dated as of April 27, 2023, as amended (the “Merger Agreement”). Under the Merger Agreement, CBOA was merged with and into Bancorp 34, with Bancorp 34 continuing as the surviving entity (the “Merger”). Immediately following the completion of the Merger, CBOA’s wholly-owned subsidiary, Commerce Bank of Arizona, an Arizona state-chartered bank, was merged with and into the Bank, with the Bank continuing as the surviving bank.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each CBOA shareholder had the right to receive 0.2628 shares of Bancorp 34 common stock, for each share of CBOA common stock owned by the CBOA shareholder, with cash to be paid in lieu of fractional shares. Additionally, each outstanding CBOA restricted stock unit vested and was cancelled and converted automatically into the right to receive 0.2628 shares of Bancorp 34 common stock with respect to each share of CBOA common stock underlying such restricted stock unit. In connection with the Merger, Bancorp 34 issued 2,742,257 shares of Bancorp 34 common stock, which had a fair value of approximately $23.3 million based on a common shares valuation completed by an independent third party as of the Merger date. Each outstanding share of Bancorp 34 common stock remained outstanding and was unaffected by the Merger.

Commerce Bank of Arizona operated five full-service offices serving customers in Gilbert, Green Valley, Oro Valley, Scottsdale and Tucson, Arizona. The combined banks operate as Southwest Heritage Bank and serve customers from eight full-service offices in Arizona and southern New Mexico. The core system conversion was executed in March 2024.

We accounted for the Merger using the acquisition method of accounting in accordance the Financial Accounting Standards Board’s Accounting Standards Code 805 (“ASC 805”), Business Combinations, and accordingly, the assets and liabilities of CBOA were recorded at their respective Merger date fair values. The fair values of assets and liabilities are preliminary and subject to refinement for up to one year after the Merger date as additional information relative to the Merger date fair values becomes available. Effective in March 2024, we recognized a preliminary bargain purchase gain of $5.1 million in connection with the Merger (not taxable for income tax purposes), which is recognized in our first quarter 2024 operating results. The core deposit intangible asset of $8.9 million represents the estimated value of Commerce Bank of Arizona’s long-term deposit relationships with its customers and will be amortized over an estimated weighted average life of ten years using an accelerated method, which approximates the estimated run-off of the acquired deposits. Through March 31, 2024, Bancorp 34 incurred approximately $6.4 million of merger-related expenses, $3.3 million of which was incurred during the first quarter of 2024.

For further information regarding the Merger, see Note 2 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Results of Operations

General

Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans, investment securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent on our generation of non-interest income, consisting primarily of income from service charges on deposit accounts, interchange and ATM fees, and gains on sales loans. Other factors contributing to our results of operations include our provisions for credit losses, income taxes, and non-interest expenses, such as salaries and employee benefits, occupancy, amortization of intangible assets, and other operating costs.

We had a net loss of $1.5 million and net income of $0.4 million for the first quarters ended March 31, 2024, and 2023, respectively. The first quarter 2024 net loss includes: (i) a one-time preliminary bargain purchase gain on the Merger of $5.1 million (none of which is taxable); (ii) $3.3 million of Merger expenses (a portion of which is not deductible for income taxes); (iii) a $4.1 million pre-tax non-PCD loan provision related to the Merger; (iv) a $0.4 million pre-tax loss on the sale of a note associated with a loan which was classified as other real estate owned; and (v) an income tax benefit of $2 million. Our net income in the first quarter of 2023 primarily reflects net interest income of $4 million, operating expenses of $3.6 million, and an income tax provision of $0.2 million. There were no Merger expenses incurred during the first quarter of 2023.

Net Interest Income

Three months ended March 31, 2024, and 2023

Our net interest income was $3.7 million and $4.1 million for the first quarter of 2024 and 2023, respectively. This decrease of $0.4 million, or 9.9%, reflects $1.3 million from higher volumes and rates on our loans and other interest earning assets, all of which were more than offset by higher funding costs of $1.7 million, which was driven by $1.3 million due to higher funding rates, and to a lesser extent, higher certificate of deposit average volumes.

Average earning assets were $585.7 million and $543.3 million during the first quarter of 2024 and 2023. This increase of $42.4 million, or 7.8%, partially reflects the post-Merger date (March 19th, 2024) partial month of March 2024 during which the Commerce Bank of Arizona loans were legally owned by Southwest Heritage Bank. Average earning asset yields in the first quarter of 2024 and 2023 were 5.44% and 4.98%, respectively and is reflective of our loan portfolio repricing in the current interest rate environment.

Comparing average interest-bearing liabilities in the first quarter of 2024 and 2023, we experienced an increase of $35.3 million, or 8.6%. This increase reflects a continued increase in time deposits and the broader market trends in which customers have reduced non-interest- and interest-bearing demand deposits in favor of term CDs given the rising bank deposit rate environment. Additionally, this increase also includes the post-Merger date impact of Commerce Bank of Arizona deposits for the partial month of March 2024. Average brokered deposits, sometimes referred to as “brokered CDs”, are included in average time deposits and were $27.9 million in the first quarter of 2024.

Average noninterest bearing deposits increased $8.2 million, or 8.7%, from $94.3 million in the first quarter of 2024 to $102.5 million in the first quarter of 2024. This increase includes the impact of the March 19, 2024, Merger with Commerce Bank of Arizona.

The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table. In the following table, subtotals and totals may not add up due to rounding. Rounding differences may occur in the presentation of numbers, and these variances do not impact the accuracy or reliability of the underlying financial data. All figures are presented in thousands unless otherwise stated.

	For the Three Months Ended March 31,
	2024			2023
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest(2)	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$481,325	$6,890	5.76%	$465,633	$6,109	5.32%
Securities	66,654	470	2.84%	63,918	418	2.65%
Other interest earning assets	37,766	560	5.96%	13,722	138	4.08%
Total interest-earning assets	585,746	7,920	5.44%	543,273	6,665	4.98%
Noninterest-earning assets	37,277			30,479
Total assets	$623,023			$573,752

Interest-bearing liabilities:
Checking, money market and savings accounts	$254,506	$2,015	3.18%	$279,553	$1,579	2.29%
Time deposits	135,646	1,597	4.74%	93,073	622	2.71%
Total interest-bearing deposits	390,152	3,612	3.72%	372,626	2,201	2.40%
Advances from FRB SF BTFP	31,473	380	4.85%	14,206	131	3.74%
Other Debt	25,041	264	4.23%	24,543	264	4.36%
Total interest-bearing liabilities	446,665	4,255	3.83%	411,375	2,596	2.56%
Non-interest bearing deposits	102,486			94,301
Non-interest bearing liabilities	7,530			8,835
Total liabilities	556,681			514,511
Stockholders’ equity	66,342			59,241
Total liabilities and stockholders’ equity	$623,023			$573,752

Net interest income		$3,665			$4,069
Net interest rate spread			1.61%			2.42%
Net interest margin			2.52%			3.04%

(1)	Includes nonaccrual loans.
(2)	Accretion and amortization of the fair value marks from the Merger are included in this column.
46

Rate-Volume Analysis

The table below presents the effect of volume and rate changes on interest income and expense. Changes in volume are based on the current period’s average balance multiplied by the previous period’s average rate. Changes in rate are based on the current period’s average rate multiplied by the average balance from the previous period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate. In the following table, subtotals and totals may not add up due to rounding. Rounding differences may occur in the presentation of numbers, and these variances do not impact the accuracy or reliability of the underlying financial data. All figures are presented in thousands unless otherwise stated.

2024 Compared to 2023 Volume and Rate Analysis

	For the three months ended March 31,
	2024 Compared to 2023
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$206	$575	$781
Securities	18	34	52
Other interest earning assets	331	90	422
Total interest-earning assets	555	700	1,255

Interest-bearing liabilities:
Checking, money-market, and savings accounts	(124)	560	436
Certificates of deposit	364	611	975
Total deposits	241	1,170	1,411
Advances from FRB and FHLB	198	51	249
Subordinated debt, net of issuance costs	(8)	8	(0)
Total interest-bearing liabilities	431	1,229	1,659
Change in net interest income	$125	$(529)	$(404)

Allowance and Provision for Credit Losses – Loans held-for-investment

At March 31, 2024, and March 31, 2023, our ACL for loans held for investment was $10.7 million and $5.9 million, respectively, which represents 1.42% and 1.28% of loans held for investment, respectively. We maintain ACL at a level that management believes is adequate to absorb expected credit losses over the lifetime of our loans held-for-investment. Specifically, identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge-off. Our ACL at March 31, 2024, and in connection the Merger, included: (i) a $4.1 million provision expense related to the performing loans, “Non-PCD” loans of $300 million; and (ii) a $1.2 million on-balance sheet gross up of loans identified as purchased credit deteriorated loans, “PCD” loans of $30 million. For more information on the Merger, Non-PCD loans, and PCD loans, please see Note 2 in our unaudited financial statements herein.

The provision for credit losses, from time to time, includes a charge to our operating results in order to maintain the ACL at a level consistent with management’s assessment of the collectability of the loans held-for-investment in light of current economic conditions and market trends. Our provision for credit losses was $3.9 million and $1,000 in the first quarter of 2024 and 2023, respectively. The first quarter 2024 $3.9 million provision for credit loss expense primarily reflects the Merger-related $4.1 million charge for Non-PCD loans described above, partially offset by a $0.2 benefit caused by the decline in loans amounts at the existing institution. The relatively low provision for credit loss expense in the first quarter of 2023, reflects the impact from our CECL adoption effective January 1, 2023, which resulted in a one-time net of income tax charge to retained earnings of $654,000.

Allowance for Credit Losses – Off Balance Sheet Credit Exposures and Held-to-Maturity investments

During the first quarter of 2024, we recorded $64,000 as provision credit loss expense pertaining to our held-for-investments and unfunded commitments, combined. Upon our CECL adoption effective January 1, 2023, we recorded an ACL of $38,000 and $165,000, for held-to-maturity investments and unfunded commitments, respectively.

Noninterest Income

	Three months ended March 31,
(In thousands)	2024	2023
Service charges and other fees	$94	$99
Bank owned life insurance	68	59
Loss on sale of OREO	(432)	—
Preliminary Bargain purchase gain on the Merger	5,136	—
Total noninterest income	$4,866	$158

Our noninterest income for the first quarter of 2024, primarily reflects a $5.1 million one-time preliminary bargain purchase gain, none of which is taxable for income tax purposes, partially offset by a $0.4 million pre-tax loss on the sale of a note associated with a loan which was classified as other real estate owned. For further information regarding the Merger and the preliminary bargain purchase gain, see Note 2 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Noninterest Expense

	Three months ended March 31,
(In thousands)	2024	2023
Salary and employee benefits	$2,525	$2,103
Occupancy	421	258
Data processing	742	617
FDIC insurance premiums and other insurance	96	64
Professional fees	542	267
Merger costs	3,348	—
Advertising	11	20
Other	472	297
Total noninterest expense	$8,157	$3,626

Our noninterest expense increased $4.5 million from the first quarter of 2023 compared to the first quarter of 2024. This increase primarily reflects $3.3 million in Merger costs incurred in the first quarter of 2024. Included within the $3.3 million of Merger costs is $1.2 million in core processing and online banking contract termination fees. Additionally, salary and benefits, occupancy and data processing also increased across these periods.

Efficiency ratio

The efficiency ratio is one measure of profitability in the banking industry. This ratio measures the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. We calculate this ratio by dividing non-interest expense by the sum of net interest income, before provision expense for credit losses, and non-interest income.

Our efficiency ratio was 95.60% and 85.71% for the quarters ended March 31, 2024, and 2023.

Return on equity and assets

The following table sets forth our ROAA, ROAE, dividend payout and average stockholders’ equity to average assets ratio for the periods ended:

	March 31, 2024	March 31, 2023
Return on average total assets (ROAA)	(0.99)%	0.32%
Return on average stockholders’ equity (ROAE)	(9.30)%	3.03%
Dividend payout ratio	(0.00)%	63.64%
Average stockholders’ equity to average assets	10.65%	10.67%

Income Taxes

We had a $2 million income tax benefit for the first quarter of 2024, which represents a 56.6% effective income tax rate. This first quarter 2024 relatively high effective income tax rate reflects two Merger-related items: (i) non-taxable preliminary bargain purchase gain of $5.1 million; and (ii) partially deductible Merger costs of $3.3 million. Our effective rate for the first quarter of 2023 was 26.3%. For further information on income taxes, please reference Note 10 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Financial Condition

Balance Sheet

Our total assets were $980.2 million at March 31, 2024, and $581.3 million at December 31, 2023. Our total loans held for investment were $750.3 million at March 31, 2024, and $457 million at December 31, 2023. The 68.6% and 64.2% increase in our total assets and total loans, respectively, largely reflects total assets, as adjusted for estimated fair values of $419.3 million, and total loans, as adjusted for estimated fair values, of $310.9, which were acquired in connection with the Merger. The legacy loan portfolio reduced approximately $20 million during the first quarter of 2024 as well. For further information regarding the Merger, see Note 2 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Investment Securities

Our securities portfolio is used to make various term investments, maintain a source of liquidity and serve as collateral for certain types of borrowings. We manage our investment portfolio according to written investment policies approved by our board of directors. Investment in our securities portfolio may change over time based on our funding needs and interest rate risk management objectives. Our liquidity levels take into account anticipated future cash flows and available sources of funds and are maintained at levels that we believe are appropriate to provide the necessary flexibility to meet our anticipated funding requirements.

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of March 31, 2024, and December 31, 2023.All available-for-sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.

Our securities available-for-sale were $102.2 million and $56.7 million at March 31, 2024, and December 31, 2023, respectively. This 80.3% increase largely reflects the $58.2 million of securities available for sale, as adjusted for estimated fair values, which were acquired in connection with the Merger. For further information regarding the Merger, see Note 2 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q. After the Merger date, management liquidated the entire $58.2 million acquired investment portfolio in late March and early April, and management determined that these sales prices were the best indicator of the fair value of the investment portfolio effective as of the Merger date.

Loans

Our loan portfolio represents a broad range of borrowers primarily in our markets in Arizona and New Mexico, comprised of construction, commercial, commercial real estate, residential real estate, and consumer financing loans.

The following tables set forth the composition of our loan portfolio, as of the periods presented:

	March 31, 2024		December 31, 2023
(In thousands)	Amount	% of total loans	Amount	% of total loans
1-4 Family residential real estate	72,500	9.7%	61,645	13.5%
Commercial	128,051	17.0%	50,169	10.9%
Consumer and other	872	0.1%	698	0.2%
Construction	56,480	7.5%	34,538	7.5%
NOO CRE	263,097	35.0%	168,404	36.8%
OO CRE	159,735	21.3%	82,228	17.9%
Multifamily	70,908	9.4%	60,546	13.2%
Total gross loans	$751,643	100%	$458,228	100%

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

Commercial real estate loans include owner occupied and non-owner occupied commercial real estate mortgage loans to operating commercial businesses and include loans for long-term financing of land and buildings. No significant concentrations are present within the CRE portfolio as the bank has made an effort to diversify across various industries and geographic locations. While the majority of these loans are made primarily in our market area, some of the loans have out of market properties. In response to the deterioration of a large out of market commercial real estate loan during 2023, management engaged an external party to complete a loan review that included approximately 90% of the out of market collateral portfolio. Additionally, management reviewed the property appraisals associated with the out of market loans and plans to limit out of market lending moving forward.

Multifamily loans are for those properties that have five or more units with borrowers who are primarily commercial entities. The Bank finances loans in several different multifamily types but does not have a concentration in any one type and does not do any specialty lending in this area. These loans are made primarily in our market area.

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

(In thousands)
As of March 31, 2024	One year or less	After one through five years		After five through 15 years		After 15 years		Total
		Fixed	Variable	Fixed	Variable	Fixed	Variable
1-4 Family residential real estate	$2,914	$38,437	$2,596	$12,248	$4,521	$4,579	$7,060	$72,355
Commercial	30,921	31,335	18,584	24,649	20,055	—	2,413	127,957
Consumer and other	781	91	—	—	—	—	—	872
Construction	20,990	9,216	1,706	6,759	15,835	1,904	—	56,410
NOO CRE	22,892	91,578	18,813	44,146	67,255	1,907	16,032	262,623
OO CRE	7,278	33,394	9,132	47,278	61,475	—	819	159,376
Multifamily	3,994	33,465	7,417	20,668	5,170	—	—	70,714
Total loans	$89,770	$237,516	$58,248	$155,748	$174,311	$8,390	$26,324	$750,307
51

Allocation of Allowance for Credit Losses

The following tables present the allocation of the ACL on loans held-for-investment and the percentage of the total amount of loans held-for-investment in each category listed and as of the dates indicated:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Allowance Amount	% of Portfolio	Allowance Amount	% of Portfolio
1-4 Family residential real estate	$898	1.24%	$736	1.19%
Commercial	2,907	2.27%	924	1.84%
Consumer and other	10	1.15%	8	1.15%
Construction	834	1.48%	512	1.48%
NOO CRE	3,107	1.18%	1,859	1.10%
OO CRE	2,153	1.35%	1,201	1.46%
Multifamily	766	1.08%	620	1.02%
Total	$10,675	1.42%	$5,860	1.28%

The ACL increase during the first quarter of 2024, primarily reflects impacts from the Merger as more fully discussed above. For further information regarding the Merger, see Note 2 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

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

Historically other real estate owned (OREO) represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO generally are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We typically have incurred recurring expenses relating to OREO in the form of maintenance, taxes, insurance, and legal fees, among others, until the OREO parcel is disposed. While disposition efforts with respect to our OREO are generally ongoing, if these properties are appraised at lower-than-expected values or if we are unable to sell the properties at the prices for which we expect to be able to sell them, we may incur additional losses. Southwest Heritage Bank held $3 million of OREO, represented by one out of market commercial real estate property, at December 31, 2023, and no OREO at March 31, 2024.

The following tables set forth our non-performing assets, non-performing asset ratios, and net losses as a percentage of average loans for each period presented:

Nonperforming assets

(Dollars in thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans:
1-4 Family residential real estate	$65	$66
Commercial	2,046	1,208
Consumer and other	—	—
Construction	—	—
NOO CRE	371	—
OO CRE	—	—
Multifamily	953	970
Total nonaccrual loans	3,435	2,244
Accrual loans greater than 90 days past due	—	—
Total nonperforming loans (NPLs)	3,435	2,244
Other real estate owned and foreclosed assets, net	—	3,000
Total nonperforming assets (NPAs)	$3,435	$5,244

ACL	10,675	5,860
NPLs	3,435	2,244
ACL to NPLs	310.77%	261.14%

NPA’s	3,435	5,244
Total Assets	980,179	581,265
NPAs to total assets	0.35%	0.90%

NPLs	3,435	2,244
Total Loans	750,307	457,027
NPLs to total loans	0.46%	0.49%

Total nonperforming assets were $3.4 million as of March 31, 2024, compared to $5.2 million at December 31, 2023. The decrease was due to the sale of the note for the prior OREO balance, being slightly offset by the non-accrual loans acquired through the Merger.

Potential problem loans are loans which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Management has not identified any potential problem loans not included in the nonperforming assets table above.

Allowance for Credit Losses – Unfunded loan commitments

The following table presents the changes in the ACL on unfunded loan commitments for the three months ended March 31, 2024:

(in 000s)	Unfunded Loan Commitments
Allowance for credit losses:
Beginning balance	$135
Impact of merger with CBOA Financial, Inc.	222
Provision for credit losses	33
Ending balance	$390

Deposits

Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits increased $318.9 million as of March 31, 2024, compared to December 31, 2023. The primary reason for the increase was the Merger with CBOA. Brokered deposits decreased $11.4 million from $19.5 million on December 31, 2023, to $8.1 at March 31, 2024, through maturities that were not renewed. Total time deposits, or CDs, continued to increase and represented 27% of total deposits at March 31, 2024. Customers continued to migrate toward the higher yielding CDs to lock in yields.

The following table sets forth the average balance amounts and the average rates paid on deposits held by us for the periods presented:

	For the three months ended March 31,
	2024		2023
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposits	$102,486	—%	$94,301	—%
Interest-bearing demand and NOW deposits	254,506	3.18	279,553	2.29
Certificates of deposit	135,646	4.74	93,073	2.71
Total deposits	$492,638	2.95%	$466,927	1.91%

For the three months ended March 31, 2024, and March 31, 2023, average certificates of deposit included average brokered CD balances of $12.0 million and $1.1 million, respectively. This growth in our brokered CD deposits in 2024 was used to supplement deposit growth, to assist in the management of interest rate risk through less volatile funding costs, and to reduce the reliance on short-term FHLB borrowings.

The following table sets forth the portion of the Bank’s time deposits, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of March 31, 2024:

(In thousands)
Three months or less	$12,466
Over three months through six months	45,059
Over six months through twelve months	16,634
Over twelve months	2,755
Total	$76,914

As of March 31, 2024, and December 31, 2023, approximately $352.2 million and $195.6 million of our total deposit portfolio was uninsured. The estimates are based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Federal Reserve Bank and Federal Home Loan Bank Advances

Other than deposits, we also utilize Federal Home Loan Bank (FHLB) advances and Federal Reserve Bank (FRB) advances as supplementary funding sources to finance our operations. At March 31, 2024 we had $49 million of borrowings through the FRB’s Bank Term Funding Program (BTFP) established in March 2023. At December 31, 2023, we had $29 million borrowings through the BTFP. Our advances from the FRB are collateralized by pledged securities. At March 31, 2024, we had $16.2 million in availability through the FRB’s Discount Window. As of March 31, 2024, we had $144.8 million in borrowing capacity at the FHLB of San Francisco.

The following table presents certain attributes of debt. The maximum month-end balance represents the high indebtedness at any month end during the first three months of 2024.

			Maximum
	Ending	Period End	Month End	Period Average
	Balance	Rate	Balance	Balance	Rate
As of and for the three months ended March 31, 2024
Federal Home Loan Bank Advances	$0	0.00%	0	$0	0.00%
FRB Advances	49,000	5.06%	49,000	31,473	4.91%
Other Debt, net of issuance costs	27,254	4.58%	29,145	25,041	4.28%
Total	$76,254	4.89%	$78,145	$56,514	4.63%

Other Debt

In addition to our FRB advances, we also have subordinated debt amounting to $23.1 million at March 31, 2024 and $4.1 million of trust preferred securities acquired in the CBOA Merger. See Note 7—BORROWINGS in our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Capital Raises

During December 2022 and January 2023, Bancorp 34 completed two private placements of common and preferred stock. Bancorp 34 issued a total of 1,359,497 shares of common stock and 820,115 shares of convertible, non-voting Series A perpetual preferred Stock at $14.00 per share each, generating net cash proceeds of approximately $28.6 million. The Company used the net proceeds from these private placements to support the acquisition of CBOA and to enhance capital ratios.

In conjunction with the private placements, Bancorp 34 issued warrants to purchase up to 211,667 shares of common stock at a price of $14.00. The approximate fair value of the warrants at the date of grant was not considered significant. The warrants are exercisable at any time after their grant date, and from time to time, in whole or in part, for seven years from their grant dates, between December 2029 and January 2030. The exercise of such warrants remains subject to certain contractual provisions and a “cashless exercise” may be executed.

For more information about these private placements, see Note 17—Private Placement of Common and Preferred Stock, in our unaudited financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Bancorp 34 (Parent Company)

Bancorp 34 has routine cash needs consisting primarily of operating expenses and debt service. Bancorp 34 can obtain funding to meet its obligations from dividends collected from its subsidiary, Southwest Heritage Bank, and through the issuance of varying forms of debt and equity. At March 31, 2024, Bancorp 34 had cash and equivalents of $17 million, a $1.5 million note receivable from the Southwest Heritage Bank ESOP, and debt outstanding of $28.7 million, which includes $5.2 million related to trust preferred debt assumed in connection with the merger with Commerce Bank of Arizona. Management believes Bancorp 34 has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.

Federal banking laws regulate the dollar amount of dividends that may be paid by banking subsidiaries without prior approval. Southwest Heritage Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2022 or 2023. During the first quarter of 2024, Southwest Heritage Bank did not pay a dividend to Bancorp 34.

Southwest Heritage Bank

Southwest Heritage Bank’s liquidity management policy and our asset and liability management policy, or ALM policy, provides the framework that we use to seek to maintain adequate liquidity and sources of available liquidity at levels that will enable us to meet all reasonably foreseeable short-term, long-term, and strategic liquidity demands. Our Asset and Liability Management Committee, or ALCO, is responsible for oversight of our liquidity risk management activities in accordance with the provisions of our ALM Policy and applicable bank regulatory capital and liquidity laws and regulations. Our liquidity risk management process includes (i) ongoing analysis and monitoring of our funding requirements under various economic and interest rate scenarios, (ii) review and monitoring of lenders, depositors, brokers and other liability holders to ensure appropriate diversification of funding sources, and (iii) liquidity contingency planning to address liquidity needs in the event of unforeseen market disruption, including appropriate allocation of funds to a liquid portfolio of marketable securities and investments. We continuously monitor our liquidity position in order for our assets and liabilities to be managed in a manner that we believe will meet our immediate and long-term funding requirements. We seek to manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our stockholders. We also monitor our liquidity requirements in light of interest rate trends, changes in the economy, and the scheduled maturity and interest rate sensitivity of our securities and loan portfolios and deposits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control when we make investment decisions.

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

At March 31, 2024, Southwest Heritage Bank’s cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $72.7 million, or 7.4% of Southwest Heritage Bank’s total assets, compared to $28.9 million, or 5.0% of total assets, at December 31, 2023. The increase in Southwest Heritage Bank’s liquid assets, during the first quarter of 2024, reflects: (i) $30.9 million of cash acquired in connection with the Merger; (ii) $8.4 million of proceeds received from the sale of available-for-sale debt securities; and (iii) $2.6 million of proceeds received in connection with the final sale and settlement of an out-of-market OREO property.

The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At March 31, 2024, net loans as a percentage of deposits were 91.7%, compared to 98.1% at December 31, 2023. For additional information related to our deposits, see the “Deposits” section above.

We also have borrowing capacity at the Federal Reserve Bank (“FRB”) of San Francisco and the FHLB of San Francisco, from which we can borrow for leverage or liquidity purposes. Both the FRB and FHLB require that securities and/or qualifying loans be pledged to secure any advances. At March 31, 2024, Southwest Heritage Bank had: (i) $49 million in advances from the FRB’s BTFP; (ii) $16.2 million in availability through the FRB’s Discount Window; (iii) $145 million in borrowing capacity at the FHLB of San Francisco; and (iv) fully available unsecured Federal funds lines-of-credit with certain other financial institutions totaling $52.8 million.

Management believes Southwest Heritage Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.

Capital Resources

Stockholders’ equity at March 31, 2024, and December 31, 2023 was $82.2 million and $60.7 million, respectively. This increase primarily reflects the $23.3 million estimated fair value of our 2.7 million common shares issued as consideration in connection with the Merger during the first quarter of 2024.

We are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.

Regulatory capital rules adopted in July 2013 and fully-phased in as of January 1, 2019, which we refer to as the Basel III rules, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with consolidated assets of more than $3 billion. In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain the fully-phased in “capital conservation buffer” of 2.5% on top of its minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1 risk-based capital, but the buffer applies to all three measurements (common equity Tier 1 risk-based capital, Tier 1 capital and total capital). At March 31, 2024, Bancorp 34 and Southwest Heritage Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized.

The following table shows the regulatory capital ratios for Bancorp 34 (consolidated) at the dates indicated:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To be Well- Capitalized under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024
Total risk-based capital to risk-weighted assets	$112,239	13.54%	$66,334	8.00%	$N/A	N/A	%
Tier 1 risk-based capital to risk-weighted assets	78,339	9.46	49,750	6.00	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 leverage capital to average assets	78,339	7.98	39,274	4.00	N/A	N/A

As of December 31, 2023
Total risk-based capital to risk-weighted assets	$96,761	19.20%	$40,311	8.00%	$N/A	N/A	%
Tier 1 risk-based capital to risk-weighted assets	65,651	13.03	30,234	6.00	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 leverage capital to average assets	65,651	11.20	23,446	4.00	N/A	N/A
58

The following table shows the regulatory capital ratios for Southwest Heritage Bank at the dates indicated:

					Minimum Required
					To be Well-
			Minimum Required		Capitalized under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024
Total risk-based capital to risk-weighted assets	$96,253	11.66%	$66,040	8.00%	$82,550	10.00%
Tier 1 risk-based capital to risk-weighted assets	85,913	10.40	49,565	6.00	66,087	8.00
Common Equity Tier 1 (CET 1) to risk-weighted assets	85,913	10.40	37,174	4.50	53,696	6.50
Tier 1 leverage capital to average assets	85,913	8.78	39,140	4.00	48,925	5.00

As of December 31, 2023
Total risk-based capital to risk-weighted assets	$74,142	14.79%	$40,114	8.00%	$50,143	10.00%
Tier 1 risk-based capital to risk-weighted assets	68,032	13.57	30,086	6.00	40,114	8.00
Common Equity Tier 1 (CET 1) to risk-weighted assets	68,032	13.57	22,564	4.50	32,593	6.50
Tier 1 leverage capital to average assets	68,032	11.66	23,347	4.00	29,184	5.00

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

The following table summarizes commitments as of the dates presented (dollars in thousands):

	March 31, 2024		December 31, 2023
	Fixed	Variable	Fixed	Variable
Commitments to extend credit	$15,981	$17,032	$5,327	$6,966
Unused lines of credit	3,673	49,483	3,962	18,859
Totals	$19,654	$66,515	$9,289	$25,825

Contractual Obligations

We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk.

The following table summarizes our contractual obligations as of March 31, 2024, and December 31, 2023:

(In thousands)		Less than	1-3	3-5	More than
March 31, 2024	Total	1 Year	Years	Years	5 Years
Long-term debt:
FRB term advances	$49,000	$49,000	$—	$—	$—
Subordinated debt	23,500	0	0	0	23,500
Trust preferred securities	5,155	—	—	—	5,155
Total long-term debt	77,655	49,000	—	—	28,655
Operating leases	5,202	880	1,716	1,620	986
Certificates of deposit	215,125	178,632	31,817	4,676	0
Total	$297,982	$228,512	$33,533	$6,296	$29,641

(In thousands)		Less than	1-3	3-5	More than
December 31, 2023	Total	1 Year	Years	Years	5 Years
Long-term debt:
FRB term advances	$29,000	$29,000	$—	$—	$—
Subordinated debt	25,000	—	—	—	25,000
Total long-term debt	54,000	29,000	—	—	25,000
Operating leases	2,344	325	726	749	544
Certificates of deposit	128,403	93,675	30,390	4,338	0
Total	$184,747	$123,000	$31,116	$5,087	$25,544
60

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required of smaller reporting companies.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

During the quarter ended March 31, 2024, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and the Bank are defendants, from time-to-time, in legal actions at various points of the legal process arising from transactions conducted in the ordinary course of business. Management believes that, after consultation with legal counsel, it is not probable that the outcome of current legal actions will result in a liability that would have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows. In the event that such a legal action results in an unfavorable outcome, the resulting liability could have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Part I – Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities. Subject to the foregoing, there have been no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCORP 34, INC.

Date: May 15, 2024	By:	/s/ Ciaran McMullan
	Name:	Ciaran McMullan
	Title:	Chairman and Chief Executive Officer

Date: May 15, 2024	By:	/s/ Kevin Vaughn
	Name:	Kevin Vaughn
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.16*+	Employment Agreement dated as of April 27, 2023, by and between Bank 34 and Chris Webster.+
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	line XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan.

