Form 10-Q
period 2024-06-30
Bancorp 34, Inc.
filed 2024-08-14
CIK 1668340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the registrant had 6,609,615 shares of common stock, par value $0.01 per share, issued and outstanding.

BANCORP 34, INC.

Quarterly Report on Form 10-Q

June 30, 2024

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	the possibility that the anticipated benefits of our recently completed merger (the “Merger”) with CBOA Financial, Inc. (“CBOA”), including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where the Company and CBOA do business or as a result of other unexpected factors or events;
•	the impact of purchase accounting with respect to the Merger, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
•	diversion of management’s attention from ongoing business operations and opportunities;
•	potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the Merger;
•	the integration of the business and operations of CBOA, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to CBOA’s existing business;
•	challenges retaining or hiring key personnel;
•	business disruptions resulting from or following the Merger;
•	the outcome of pending or threatened litigation or of matters before regulatory agencies, whether currently existing or commencing in the future, including litigation related to the Merger;
•	increased capital requirements, other regulatory requirements or enhanced regulatory supervision;
•	the inability to grow revenue and earnings;
•	the inability to efficiently manage operating expenses;
•	changes in interest rates and capital markets;
•	changes in asset quality and credit risk;
•	changes in deposit costs and liquidity risk;
•	adverse changes in economic conditions;
•	Deterioration of the market for commercial real estate, including as a result of continued increasing ecommerce volumes, hybrid or remote work arrangements following the COVID-19 pandemic, higher vacancy rates, higher interest rates, property fraud and other factors;
•	customer borrowing, repayment, investment and deposit practices;
•	the impact, extent and timing of technological changes;
•	changes in legislation, regulation, policies or administrative practices, whether by judicial, governmental or legislative action, including, but not limited to, changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection and insurance, and the ability to comply with such changes in a timely manner;
•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
•	changes in interest rates, which may affect the Company’s net income and other future cash flows, or the market value of the Company’s assets, including its investment securities;
•	changes in accounting principles, policies, practices or guidelines;
•	failure to attract new customers and retain existing customers in the manner anticipated;
•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan or other systems;
•	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation; and
•	other actions of state and federal banking regulators and legislative and regulatory actions and reforms.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BANCORP 34, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited) June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$52,515	$27,182
Federal funds sold	26,175	1,715
Total cash and cash equivalents	78,690	28,897

Available-for-sale securities, at fair value	56,257	56,690

Held-to-maturity securities, at amortized cost, net of allowance for credit losses	5,647	5,684

Loans held for investment	735,495	457,027
Allowance for credit losses	(10,801)	(5,860)

Loans held for investment, net	724,694	451,167

Other real estate owned	—	3,000
Premises and equipment, net	8,626	7,350
Operating leases right-of-use assets	4,373	1,819
Other investments	6,185	4,063
Accrued interest receivable	2,787	1,597
Deferred income tax asset, net	8,982	4,884
Bank owned life insurance	11,983	11,847
Core deposit intangible, net	8,434	—
Prepaid and other assets	5,613	4,267
Total assets	$922,271	$581,265

See accompanying notes to unaudited consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) June 30, 2024	December 31, 2023
LIABILITIES
Deposits
Demand deposits	$214,380	$88,091
Savings and NOW deposits	340,900	243,505
Time deposits	214,415	128,403
Total deposits	769,695	459,999

Federal Funds Purchased	1,663	—
Federal Reserve Bank BTFP Advances	27,000	29,000
Subordinated debt, net of issuance costs	23,122	24,595
Subordinated debentures, trust preferred securities	4,164	—
Escrows	223	168
Operating lease liabilities	4,958	2,011
Accrued interest and other liabilities	7,347	4,771
Total liabilities	838,172	520,544

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value Authorized: 100,000,000 shares, including 1,100,000 shares of non-voting common stock
Voting common stock, $0.01 par value Issued and outstanding: 6,614,315 and 3,873,895 on June 30, 2024, and December 31, 2023, respectively	66	39
Non-voting common stock, $0.01 par value Issued and outstanding: 820,115 and 820,115 on June 30, 2024, and December 31, 2023, respectively	8	8
Additional paid-in capital	66,697	43,279
Retained earnings	24,267	24,301
Accumulated other comprehensive loss	(5,623)	(5,560)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,316)	(1,346)
Total stockholders’ equity	84,099	60,721

Total liabilities and stockholders’ equity	$922,271	$581,265

See accompanying notes to unaudited consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest and dividend income:
Interest and fees on loans	$13,034	$6,341	$19,924	$12,450
Interest on securities	496	405	966	823
Interest on other interest-earning assets	1,101	136	1,661	274
Total interest income	14,631	6,882	22,551	13,547

Interest expense:
Interest on deposits	4,905	2,619	8,517	4,820
Interest on borrowings	748	447	1,391	841
Total interest expense	5,653	3,066	9,908	5,661

Net interest income	8,978	3,816	12,643	7,886

Provision (benefit) for credit losses	(50)	134	3,866	133

Net interest income after provision for credit losses	9,028	3,682	8,777	7,753

Noninterest income:
Service charges on deposit accounts	166	126	257	223
Bank owned life insurance	69	66	137	66
Gain on sale of loans, net	—	61	—	119
Loss on sale of other real estate owned	—	—	(432)	—
Preliminary bargain purchase gain on the merger (Note 2)	(118)	—	5,018	—
Other income	—	(25)	3	(43)
Total noninterest income	117	228	4,983	365

Noninterest expense:
Salaries and employee benefits	3,403	1,554	5,928	3,657
Occupancy	696	293	1,117	550
Data processing	1,049	669	1,791	1,286
FDIC and other insurance expense	285	90	381	154
Professional Fees	315	105	857	333
Merger Costs	414	766	3,762	805
Advertising	85	6	96	27
Core Deposit Intangible Amortization	434	—	496	—
Other expenses	608	304	1,018	580
Total noninterest expense	7,289	3,787	15,446	7,392

(Loss) income before provision for income taxes	1,856	123	(1,686)	726
(Benefit from) provision for income taxes	351	19	(1,652)	177
Net (loss) income	$1,505	$104	$(34)	$549

Earnings per share:
Basic	$0.21	$0.01	$(0.01)	$0.12
Diluted	$0.21	$0.01	$(0.01)	$0.12

See accompanying notes to unaudited consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net (loss) income	$1,505	$104	$(34)	$549
Other comprehensive (loss) gain:
Unrealized holding (losses) gains on securities available for sale	345	(777)	(84)	523
Tax effect	(85)	193	21	(181)
Comprehensive (loss) income	$1,765	$(480)	$(97)	$891

See accompanying notes to unaudited consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except share data)
Three Months Ended June 30, 2024 and 2023

	Shares			Balances
									Accumulated
									Other
	Voting	Non-voting	Series A	Voting	Non-voting	Series A	Additional		Comprehensive	Unearned
	Common	Common	Preferred	Common	Common	Preferred	Paid-In	Retained	Income	ESOP
	Shares	Shares	Shares	Stock	Stock	Stock	Capital	Earnings	(Loss), Net	Shares	Total
BALANCE, APRIL 1, 2023	3,865,695	—	820,115	$39	$—	$8	$43,204	$28,474	$(5,847)	$(1,391)	$64,487

Net income	—	—	—	—	—	—	—	104	—	—	104
Other comprehensive loss on AFS securities, net of tax	—	—	—	—	—	—	—	—	(584)	—	(584)
Equity awards	10,250	—	—	—	—	—	45	—	—	15	60
Dividends	—	—	—	—	—	—	—	(326)	—	—	(326)

BALANCE, JUNE 30, 2023	3,875,945	—	820,115	39	—	8	43,249	28,252	(6,431)	(1,376)	63,741

BALANCE, APRIL 1, 2024	6,616,152	820,115	—	$66	$8	$—	$66,577	$22,762	$(5,883)	$(1,331)	$82,199

Net income	—	—	—	—	—	—	—	1,505	—	—	1,505
Other comprehensive income on AFS securities, net of tax	—	—	—	—	—	—	—	—	260	—	260
Equity awards	(1,824)	—	—	—	—	—	120	—	—	15	135
Forfeiture of common stock for the Merger, (Note 2)	(13)	—	—	—	—	—	—	—	—	—	—

BALANCE, JUNE 30, 2024	6,614,315	820,115	—	$66	$8	$—	$66,697	$24,267	$(5,623)	$(1,316)	$84,099
6

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except share data)
Six Months Ended June 30, 2024 and 2023

	Shares			Balances
									Accumulated
									Other
	Voting	Non-voting	Series A	Voting	Non-voting	Series A	Additional		Comprehensive	Unearned
	Common	Common	Preferred	Common	Common	Preferred	Paid-In	Retained	Income	ESOP
	Shares	Shares	Shares	Stock	Stock	Stock	Capital	Earnings	(Loss), Net	Shares	Total
BALANCE, JANUARY 1, 2023	3,032,606	—	521,849	$30	$—	$5	$28,369	$29,013	$(6,773)	$(1,406)	$49,238
Cumulative adjustment for day one adoption of ASU 2016-13, net of tax	—	—	—	—	—	—	—	(654)	—	—	(654)
BALANCE, JANUARY 1, 2023 (as adjusted for the adoption of ASU 2016-13)	3,032,606	—	521,849	$30	$—	$5	$28,369	$28,359	$(6,773)	$(1,406)	$48,584

Net income	—	—	—	—	—	—	—	549	—	—	549
Other comprehensive income on AFS securities, net of tax	—	—	—	—	—	—	—	—	342	—	342
Restricted stock award	10,250	—	—	—	—	—	—	—	—	—	—
Amortization of equity awards	—	—	—	—	—	—	60	—	—	30	90
Share repurchase	(15,000)	—	—	—	—	—	(210)	—	—	—	(210)
Issuance of common shares, net of cost	848,089	—	—	9	—	—	10,857	—	—	—	10,866
Issuance of Series A preferred shares, net of cost	—	—	298,266	—	—	3	4,173	—	—	—	4,176
Dividends	—	—	—	—	—	—	—	(656)	—	—	(656)

BALANCE, JUNE 30, 2023	3,875,945	—	820,115	$39	$—	$8	$43,249	$28,252	$(6,431)	$(1,376)	$63,741

BALANCE, January 1, 2024	3,873,895	820,115	—	$39	$8	$—	$43,279	$24,301	$(5,560)	$(1,346)	60,721

Net loss	—	—	—	—	—	—	—	(34)	—	—	(34)
Other comprehensive loss on AFS securities, net of tax	—	—	—	—	—	—	—	—	(63)	—	(63)
Equity awards	(1,824)	—	—	—	—	—	135	—	—	30	165
Issuance of common stock for the Merger, (Note 2)	2,742,244	—	—	27	—	—	23,283	—	—	—	23,310

BALANCE, June 30, 2024	6,614,315	820,115	—	$66	$8	$—	$66,697	$24,267	$(5,623)	$(1,316)	$84,099

See accompanying notes to unaudited consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(34)	$549
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	471	269
Stock dividends on other investments	(182)	(32)
Amortization of premiums and discounts on securities, net	84	133
Amortization of equity awards	165	90
Gain on sale of loans	—	(119)
Proceeds from sale of loans	995	774
Loss on sale other real estate owned	432	—
Provision for credit losses	3,866	133
Net appreciation on bank-owned life insurance	(137)	(66)
Deferred income tax (benefit) expense	(983)	(1)
Preliminary bargain purchase gain from CBOA Financial, Inc. merger	(5,018)	—
Accretion of discount on loans	(1,665)	—
Core deposit intangible amortization	496	—
Amortization of discount on time deposits	101	—
Amortization of discount on subordinated debt	21	—

Changes in operating assets and liabilities:
Accrued interest receivable	388	63
Prepaid and other assets	(253)	1,140
Accrued interest and other liabilities	871	(674)
Other, net	453	(1)

Net cash provided by operating activities	71	2,258

CASH FLOWS FROM INVESTING ACTIVITIES
CBOA Financial, Inc. merger, cash acquired	30,927	—
Proceeds from calls, sales, maturities, or principal payments on available-for-sale securities	57,602	3,013
Purchases of available-for-sale securities	(2,942)	—
Net (purchase) redemptions of other investments	(90)	(1,261)
Net change in loans held for investment	34,193	(17,040)
Proceeds from sale of other real estate owned	2,568	—
Purchases of premises and equipment	(133)	(95)

Net cash provided by (used in) investing activities	122,125	(15,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(37,093)	(16,697)
Proceeds from Federal Home Loan Bank advances and other borrowings	1,663	239,398
Repayments of Federal Home Loan Bank advances and other borrowings	(36,973)	(229,398)
Common stock repurchases	—	(210)
Common stock issuance, net	—	10,866
Preferred stock issuance, net	—	4,176
Payment of dividends	—	(657)

Net cash (used in) provided by financing activities	(72,403)	7,478

NET CHANGE IN CASH AND CASH EQUIVALENTS	49,793	(5,647)
CASH AND CASH EQUIVALENTS, beginning of period	28,897	16,947

CASH AND CASH EQUIVALENTS, end of period	$78,690	$11,300

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and borrowings	$8,811	$5,427
Income taxes paid (refunds received)	$7	$(5)

See accompanying notes to unaudited consolidated financial statements.

BANCORP 34, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Basis of presentation – The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and may not include all the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K.

Basis of consolidation – The consolidated financial statements include the accounts of Bancorp 34 and the Bank. All significant intercompany accounts and transactions have been eliminated.

Reclassifications – Certain reclassifications have been made to the prior period’s financial information to conform to the current period presentation. Reclassifications had no effect on Equity or Net Income. Such reclassifications include: (i) an $803,000 decrease in professional fees, a $2,000 decrease in other expenses, and an $805,000 increase in merger costs for the six months ended June 30, 2023, consolidated statement of income; (ii) a $764,000 decrease in professional fees, a $2,000 decrease in other expenses, and a $766,000 increase in merger costs for the three months ended June 30, 2023, consolidated statement of income; and (iv) a $53,000 increase in gain on sale of loans, and a $54,000 decrease in net appreciation on bank-owned life insurance for the six months ended June 30, 2023, consolidated statement of cash flows.

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

Significant estimates include, but are not limited to, allowance for credit losses, the fair value marks used in accounting for the acquisition of CBOA (including fair value estimates of CBOA’s loans, deposits, long-term debt and a Core Deposit Intangible asset as a result of the Merger), and estimating the effective tax rate for the Company for 2024 in full. The Company holds collateral dependent loans that are categorized as level three investments and are valued on a nonrecurring basis using unobservable inputs further described in Note 14.

Subsequent events – Subsequent events have been evaluated through the date the consolidated financial statements were issued.

Cash and cash equivalents – Cash and cash equivalents include cash, due from banks, and federal funds sold. Generally, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. In monitoring credit risk associated with deposits in other banks, the Bank periodically evaluates the stability of the correspondent financial institutions. Banks may be required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. No reserves were required at June 30, 2024, and December 31, 2023.

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

Acquired Loans - At the purchase or acquisition date, loans are evaluated to determine whether there has been more than insignificant credit deterioration since origination. Loans that have experienced more than insignificant credit deterioration since origination are referred to as purchase credit deteriorated (PCD) loans. In its evaluation of whether a loan has experienced more than insignificant deterioration in credit quality since origination, the Company takes into consideration loan grades, payment performance, past due status, and nonaccrual status. The Company also considered the results of an independent external credit review completed during the due diligence phase to identify other loans that have experienced deterioration. At the purchase or acquisition date, the amortized cost basis of PCD loans is equal to the purchase price and an initial estimate of credit losses. The initial recognition of expected credit losses on PCD loans is reflected as a “Day 2” on-balance sheet gross-up to the allowance for credit losses and as an increase to PCD loans. When the initial measurement of expected credit losses on PCD loans is calculated on a pooled loan basis, the expected credit losses are allocated to each loan within the pool. Any difference between the initial amortized cost basis and the unpaid principal balance of the loan represents a noncredit discount or premium, which is accreted (or amortized) into interest income over the life of the loan. Subsequent changes to the ACL on PCD loans are recorded through the provision for credits losses. For purchased loans that are not deemed to have experienced more than insignificant credit deterioration since origination and are therefore not deemed PCD, any discounts or premiums included in the purchase price are accreted (or amortized) over the contractual life of the individual loan. See Note 2 - Business Combination for further information related to PCD and Non-PCD loans acquired in connection with the Merger.

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

Other investments – The Bank has investments in The Independent Bankers Bank (TIB), Pacific Coast Bankers’ Bancshares (PCBB) and the Federal Home Loan Bank (FHLB) of Dallas. The Bank is a member of FHLB system. The Bank is required to maintain minimum levels of FHLB stock-based on various factors, including the amount of borrowings outstanding, mortgage assets, and the Bank’s total assets. Financial institution stock is carried at cost, is classified as a restricted security, and is periodically evaluated for impairment based on ultimate recovery. The carrying value of financial institution stocks at June 30, 2024, and December 31, 2023, was $4,665,000 and $3,254,000, respectively. Cash and stock dividends are recorded in Other Income in the Consolidated Statement of Comprehensive Income.

The Company invested in the Castle Creek Launchpad Fund I, LP in April 2022. The Company has committed to funding up to $2 million over a 4-year funding period. As of June 30, 2024, the investment has a carrying value of $982,000 compared to $828,000 as of December 31, 2023. As of both dates, the investment was valued using the net asset value practical expedient. The scope of the NAV practical expedient is limited to investments without readily determinable fair values in entities that calculate NAV per share consistently with the measurement principles of ASC 946, Financial Services — Investment Companies. Both criteria were present at each of the balance sheet dates noted above.

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

Other real estate owned – Other real estate owned is comprised of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Generally, these properties are initially recorded at fair value, less estimated cost to sell at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management; other real estate owned is carried at the lower of the carrying amount or fair value, less the estimated cost to sell. Expenses, gains and losses on disposition, and reductions in carrying value are reported as non-interest expenses. There was no other real estate owned as of June 30, 2024, and $3,000,000 of other real estate owned at December 31, 2023.

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

Employee retention credit - The Company qualified for identified refunds based upon federal laws that allow an eligible employer to obtain a refundable employment tax credit under the Coronavirus Aid, Relief, and Economic Security Act, as amended by Taxpayer Certainty and Disaster Tax Relief Act of 2020, the American Rescue Plan Act of 2021, and the Infrastructure Investment and Jobs Act. A portion of the credits the Company received, $254,000, met the substantial authority to file a claim with the IRS. However, based on uncertainty associated with the IRS’s regulation and notices associated with qualifying under the governmental order eligibility criteria, the Company has concluded the claim does not meet the probable threshold required to recognize the benefits of the credit. As such, the Company will not recognize the income until the statute of limitations has elapsed.

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

Comprehensive income (loss) – Comprehensive income (loss) consists solely of unrealized gains and losses on securities available-for-sale (net of taxes) as of June 30, 2024, and December 31, 2023.

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

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each CBOA shareholder had the right to receive 0.2628 shares of Bancorp 34 common stock, for each share of CBOA common stock owned by the CBOA shareholder, with cash to be paid in lieu of fractional shares. Additionally, each outstanding CBOA restricted stock unit vested and was cancelled and converted automatically into the right to receive 0.2628 shares of Bancorp 34 common stock with respect to each share of CBOA common stock underlying such restricted stock unit. In connection with the Merger, Bancorp 34 issued approximately 2.7 million shares of Bancorp 34 common stock, which had a fair value of approximately $23.3 million based on a common shares valuation as of the Merger date. Each outstanding share of Bancorp 34 common stock remained outstanding and was unaffected by the Merger.

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

We accounted for the Merger using the acquisition method of accounting in accordance the Financial Accounting Standards Board’s Accounting Standards Code 805 (“ASC 805”), Business Combinations, and accordingly, the assets and liabilities of CBOA were recorded at their respective Merger date estimated fair values. The estimated fair values of assets and liabilities are preliminary and subject to refinement during the measurement period (which cannot exceed one year from the Merger date), as additional information relative to the Merger date fair values becomes available. Effective in March 2024, we recognized a preliminary bargain purchase gain of $5.1 million in connection with the Merger (not taxable for income tax purposes), which is recognized in our first quarter 2024 operating results. The core deposit intangible asset of $8.4 million represents the estimated value of Commerce Bank of Arizona’s long-term deposit relationships with its customers and will be amortized over an estimated weighted average life of ten years using an accelerated method, which approximates the estimated run-off of the acquired deposits. During 2023 and through June 30, 2024, Bancorp 34 incurred, on a cumulative basis, approximately $6.8 million of Merger-related expenses.

The primary cause of the March 2024 $5.1 million preliminary bargain purchase gain was a decrease in Bancorp 34, Inc.’s common share valuation from April 2023 to March 2024. In April 2023 and upon the announcement of the Merger, the common share exchange ratio was 0.24, and Bancorp 34, Inc’s common share valuation was estimated to be $12.16 per share, based upon a third-party fairness opinion obtained in connection with the Merger. As of the Merger date in March 2024 and before Bancorp 34, Inc. issued its 2.7 million shares for the Merger, the common share exchange ratio was 0.2628 and Bancorp, Inc’s common share valuation was estimated to be $8.50, based on a March 2024 common share valuation completed by an independent third party.

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

During the three months ended June 30, 2024, certain measurement period adjustments were recognized as shown in the table below:

(in thousands)	Estimated Fair Values as Recorded by Bancorp 34	Measurement Period Adjustments for the three months ended June 30, 2024	June 30, 2024
Fair Value of the common stock consideration	$23,310	$—	$23,310

Identifiable assets acquired:
Cash and cash equivalents	30,927	—	30,927
Debt securities available for sale, at fair value	58,220	—	58,220
Loans:
Purchased performing	284,723	—	284,723
Purchased credit deteriorated	26,163	—	26,163
Allowance for credit losses on loans	—	—	—
Deferred Loan Fees	—	—	—
Deferred tax on assets acquired	1,233	(157)	1,076
Operating right-of-use assets	2,866	—	2,866
Core deposit intangibles	8,930	—	8,930
Other assets	6,264	39	6,303
Total identifiable assets acquired	$419,326	$(118)	$419,208

Identifiable liabilities assumed:
Deposits	346,743	—	346,743
Short-term borrowings	35,000	—	35,000
Long-term borrowings	4,143	—	4,143
Deferred taxes on liabilities assumed	253	—	253
Other liabilities	4,741	—	4,741
Total identifiable liabilities assumed	$390,880	$—	$390,880

Net identifiable assets acquired	$28,446	$(118)	$28,328

Preliminary bargain purchase gain	$(5,136)	$118	$(5,018)

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

Purchased Credit Deteriorated Loans

Purchased credit deteriorated loans (“PCD loans”) represent loans, as of the date of the Merger and based upon management’s assessment, which had experienced a more-than-insignificant deterioration in credit quality since the date the loans were originated. An allowance for credit losses for PCD loans was determined using the same methodology as other loans held for investment. The initial allowance for credit losses for PCD loans was determined on a collective basis and was allocated to individual PCD loans. This allowance for credit losses is reflected as a “Day 2” on-balance sheet gross-up to the allowance for credit losses and as an increase to PCD loans. The PCD loans’ purchase price of $26.2 million plus the allowance for credit losses of $1.1 million, becomes the initial amortized cost basis of $27.3 million for the PCD loans. The difference between the initial amortized cost basis and the unpaid principal balance of the PCD loans of $30.4 million, results in a non-credit discount for the PCD loans of $3.1 million, which is accreted as interest income over the life of the PCD loans. Thereafter, the PCD loans are subject to the same interest rate recognition and credit model as non-PCD loans, with changes to the allowance for credit losses recorded through provision expense.

As of the Merger date and as described above, the PCD Loans included the following components (in thousands):

Unpaid principal balance	$30,425
Allowance for credit losses at acquisition	(1,164)
Non-credit discount	(3,098)
Purchase price	$26,163

Pro Forma Information

The pro forma revenues and pro forma earnings in the following table, for each of the periods presented, combine CBOA’s consolidated operating results and Bancorp 34’s consolidated operating results as if the Merger occurred on January 1, 2023.

Pro forma amounts for the three months ended June 30, 2024, primarily reflect the following pro forma adjustments: (i) interest and fee income decrease related to lower loan discount accretion income of $583,000 and related taxes of $146,000; (ii) interest expense decrease related to lower deposit liability and long-term debt discount expense of $84,000 and related taxes of $21,000; (iii) non-interest income increase due to removal of preliminary bargain purchase gain unfavorable measurement period adjustments of $118,000, none of which is taxable; (iv) non-interest expense decrease due to removal of Merger expenses of $414,000 and related income tax benefits of $104,000; and (v) non-interest expense decrease due to lower Core Deposit Intangible amortization expense of $52,000 and related taxes of $13,000.

Pro forma amounts for the three months ended June 30, 2023, primarily reflect the following pro forma adjustments: (i) interest and fee income increase related to loan discount accretion income of $775,000 and related taxes of $194,000; (ii) interest and fee income decrease, due to the removal of CBOA’s loan fee income of $152,000 and related taxes of $38,000 (iii) interest expense increase related to deposit liability and long-term debt discount expense of $80,000 and related taxes of $20,000; (iii) non-interest expense decrease due to removal of Merger expenses of $1 million and related taxes of $20,000; and (iv) non-interest expense increase due to Core Deposit Intangible amortization expense of $427,000 and related taxes of $107,000.

Pro forma amounts for the six months ended June 30, 2024, primarily reflect the following pro forma adjustments: (i) interest and fee income decrease related to lower loan discount accretion income of $117,000 and related taxes of $29,000; (ii) interest and fee income decrease due to the removal of CBOA’s pre-Merger loan fee income of $175,000 and related taxes of $44,000; (iii) interest expense decrease related to deposit liability and long-term debt discount expense of $75,000 and related taxes of $20,000; and (iv) provision for credit losses decrease due to removal of the Merger-related non-recurring Day 2 Non-PCD Loan charge of $4.1 million and related taxes of $1 million; and (v) non-interest income decrease due to removal of a non-recurring non-taxable $5 million preliminary bargain purchase gain. Additionally, there were non-interest expense pro forma adjustments, which were primarily comprised of: (i) removal of Merger expenses of $4.4 million and related taxes of $962,000; (ii) removal of Merger-related non-recurring change-in-control charges of $654,000 and related taxes of $164,000; and (iii) Core Deposit Intangible amortization expense increase of $280,000 and related taxes of $70,000.

Pro forma amounts for the six months ended June 30, 2023, primarily reflect the following pro forma adjustments: (i) interest and fee income increase related to loan discount accretion income of $1.6 million and related taxes of $388,000; (ii) interest and fee income decrease due to the removal of CBOA’s pre-Merger loan fee income of $346,000 and related taxes of $87,000; (iii) interest expense increase related to deposit liability and long-term debt discount expense of $195,000 and related taxes of $50,000; (iv) non-interest expense decrease related to removal of Merger expenses of $1.1 million and related taxes of $21,000; and (iii) non-interest expense increase related to Core Deposit Intangible amortization expense of $864,000 and related taxes of $216,000.

Management prepared these pro forma results for comparative purposes only and these pro forma results are not necessarily indicative of the actual results that would have been obtained had the Merger actually occurred on January 1, 2023. No assumptions have been applied to the pro forma revenues and pro forma earnings regarding, for example, possible revenue enhancements, expense efficiencies, fixed cost leverage opportunities, or asset dispositions.

Additionally, the pro forma amounts for Bancorp 34’s weighted average basic and diluted common shares outstanding are based upon: (i) Bancorp 34’s actual weighted average basic and diluted common shares outstanding for each of the periods presented; together with (ii) Bancorp 34’s approximate 2.7 million common shares issued in connection with the Merger, as if the Merger had occurred on January 1, 2023.

Business Combination Pro Forma Information

	Pro Forma
	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Total revenues (net interest income and non-interest income)	$8,596	$8,666	$17,719	$17,547
Net income	$1,806	$1,687	$3,467	$3,021
Earnings per share - basic	$0.28	$0.25	$0.52	$0.46
Earnings per share - diluted	$0.28	$0.25	$0.52	$0.46

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

NOTE 3 – SECURITIES

Available-for-sale and held-to-maturity securities have been classified in the consolidated balance sheets according to management’s intent on June 30, 2024, and December 31, 2023. The amortized cost of such securities and their approximate fair values were as follows (dollars in thousands):

Available-for-sale	June 30, 2024
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Mortgage-backed securities	$34,413	$—	$(4,515)	$29,898
U.S. Treasuries	6,018	—	(282)	5,736
U.S. government agencies	246	—	(13)	233
Municipal obligations	22,077	—	(2,543)	19,534
Corporate debt	1,000	—	(144)	856
Total	$63,754	$—	$(7,497)	$56,257

Held-to-maturity	June 30, 2024
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Corporate debt	$5,783	$—	$(534)	$5,249
Total	$5,783	$—	$(534)	$5,249
Allowance for Credit Losses	$(136)
Net Carrying Value of Held-to-maturity securities	$5,647
21

Available-for-sale	December 31, 2023
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Mortgage-backed securities	$36,829	$—	$(4,362)	$32,467
U.S. Treasuries	3,069	—	(277)	2,792
U.S. government agencies	287	—	(17)	270
Municipal obligations	22,921	—	(2,593)	20,328
Corporate debt	1,000	—	(167)	833
Total	$64,106	$—	$(7,416)	$56,690

Held-to-maturity	December 31, 2023
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Corporate debt	$5,799	$—	$(692)	$5,107
Total	$5,799	$—	$(692)	$5,107
Allowance for Credit Losses	$(115)
Net Carrying Value of Held-to-maturity securities	$5,684

There was no allowance for credit losses related to available for sale securities as of June 30, 2024, or December 31, 2023.

Securities with unrealized losses on June 30, 2024, and December 31, 2023, that have not been recognized in income are as follows (dollars in thousands):

	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Available-for-sale, June 30, 2024
Mortgage-backed securities	$2,000	$(5)	$27,898	$(4,510)	$29,898	$(4,515)
U.S. Treasuries	2,952	(4)	2,784	(278)	5,736	(282)
U.S. government agencies	—	—	233	(13)	233	(13)
Municipal obligations	—	—	19,534	(2,543)	19,534	(2,543)
Corporate debt	—	—	856	(144)	856	(144)

Total temporarily impaired	$4,952	$(9)	$51,305	$(7,488)	$56,257	$(7,497)

Held to Maturity June 30, 2024
Corporate debt	$—	$—	$5,249	$(534)	$5,249	$(534)
Total temporarily impaired	$—	$—	$5,249	$(534)	$5,249	$(534)
22

	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Available-for-sale, December 31, 2023
Mortgage-backed securities	$—	$—	$30,462	$(4,362)	$30,462	$(4,362)
U.S. Treasuries	—	—	2,792	(277)	2,792	(277)
U.S. government agencies	—	—	270	(17)	270	(17)
Municipal obligations	—	—	20,328	(2,593)	20,328	(2,593)
Corporate debt	—	—	833	(167)	833	(167)

Total temporarily impaired	$—	$—	$54,685	$(7,416)	$54,685	$(7,416)

Held to Maturity December 31, 2023
Corporate debt	$904	$(96)	$4,203	$(596)	$5,107	$(692)
Total temporarily impaired	$904	$(96)	$4,203	$(596)	$5,107	$(692)

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

Unrealized losses on mortgage-backed securities have not been recognized into income. At June 30, 2024, 84% of the mortgage-backed securities portfolio were issued by U.S. government sponsored entities or agencies. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not intend to sell the mortgage-backed securities, it is likely that management will not be required to sell the securities prior to their anticipated recovery as of June 30, 2024.

The remainder of the mortgage-backed securities portfolio includes non-agency structured commercial mortgage-backed securities (CMBS) with a fair value of $5,062,000 which had unrealized losses of $605,000 at June 30, 2024. Each CMBS was rated AAA at June 30, 2024. These bonds have significant credit enhancement and have performed as agreed. Management does not intend to sell the CMBS and it is likely that management will not be required to sell the securities prior to their anticipated recovery.

Unrealized losses on available-for-sale municipal obligation securities have not been recognized through the income statement. As of June 30, 2024, the credit rating for these securities ranges from A+ to AAA. General Obligation bonds represent 28% of the municipal bond portfolio. The remaining 72% of the portfolio consists of revenue bonds, the majority of which are essential purpose or have an insurance wrapper. Management has no intent to sell these securities and can hold the securities to maturity. The decline in fair value is largely due to changes in market interest rates and management expects the fair value to recover as the securities approach their maturity date.

Management evaluated the foregoing available-for-sale securities for potential impairment as of June 30, 2024. Based on this evaluation, including the preceding analysis summary, management has determined that the unrealized losses on available-for-sale securities are primarily attributable to increases in market interest rates and do not reflect credit losses. Accordingly, as of June 30, 2024, management concluded that an allowance for credit losses on available-for-sale securities is not necessary, as the decline in fair value is not indicative of credit losses. Management will continue to monitor the fair value of these available-for-sale securities and reassess the need for an allowance for credit losses if circumstances change.

Certain information concerning the sale of debt securities available-for-sale for the three and six months ended June 30, 2024, and 2023, was as follows (dollars in thousands):

Three months ended
	6/30/2024	6/30/2023
Proceeds from sale	$46,614	$—
Gross realized gains	$—	$—
Gross realized losses	$—	$—

Six months ended
	6/30/2024	6/30/2023
Proceeds from sale	$54,085	$—
Gross realized gains	$—	$—
Gross realized losses	$—	$—

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

As of June 30, 2024, the amortized cost and estimated fair value of the debt securities portfolio are shown by contractual maturity dates (dollars in thousands).

	Amortized Cost	Fair Value	Average Yield

Available-for-sale
Due in one year or less	$3,997	$3,975	4.67%
Due from one to five years	10,801	9,683	1.74%
Due from five to ten years	14,543	12,701	2.41%
Due after ten years	—	—	—
Mortgage-backed securities	34,413	29,898	2.22%
Total	$63,754	$56,257	2.34%

	Amortized Cost	Fair Value	Average Yield

Held-to-maturity
Due in one year or less	$—	$—	—
Due from one to five years	—	—	—
Due from five to ten years	5,783	5,249	4.30%
Due after ten years	—	—	—
Total	$5,783	$5,249	4.30%

Securities pledged at June 30, 2024, and December 31, 2023, are comprised of available-for-sale securities and had fair values totaling $54,688,000 and $43,070,000, respectively.

The Company had no investment in securities of issuers outside of the United States as of June 30, 2024, or December 31, 2023.

Allowance for Credit Losses for HTM Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The held-to-maturity investment portfolio consists solely of bank holding company subordinated debt. Accrued interest receivable on held-to-maturity debt securities totaled $68,000 at June 30, 2024, and is excluded from the estimate of credit losses. Refer to Note 1 – Nature of Operations and Significant Accounting Policies for additional information on the Company’s methodology on estimating credit losses. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type (dollars in thousands):

For the three and six months ended June 30, 2024	Corporate Bonds
Allowance for credit losses:
Beginning balance December 31, 2023	$115
Provision for credit losses	31
Securities charged off (recoveries)	—
Total ending allowance balance March 31, 2024	146

Provision for credit losses	(10)
Securities charged off (recoveries)	—
Total ending allowance balance June 30, 2024	136

The Company monitors the credit quality of held-to-maturity securities on a quarterly basis. As of June 30, 2024, there were no held-to-maturity securities past due or on non-accrual.

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

The following presents a summary of the Company’s loans at amortized cost as of the dates noted (dollars in thousands):

	June 30,	December 31,
	2024	2023
1-4 Family residential real estate	$73,788	$61,645
Commercial	124,092	50,169
Consumer and other	874	698
Construction	47,291	34,538
Non-Owner Occupied (NOO) CRE	254,794	167,203
Owner Occupied (OO) CRE	167,234	82,228
Multifamily	67,422	60,546

Loans held for investment	735,495	457,027

Less: allowance for credit losses	(10,801)	(5,860)

Loans, net	$724,694	$451,167

Allowance for Credit Losses on Loans

Beginning January 1, 2023, the allowance for credit losses for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at June 30, 2024, and December 31, 2023, was $2.5 million and $1.3 million, respectively, presented in accrued interest receivable on the Condensed Consolidated Balance Sheets. Refer to Note 1 - Summary of Significant Accounting Policies for additional information related to the Company’s methodology for estimating the allowance for credit losses.

Allocation of a portion of the allowance for credit losses to one category of loans does not preclude its availability to absorb losses in other categories. The following table presents the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2024, and June 30, 2023, (dollars in thousands):

	1–4 Family				NOO	OO
	Residential		Consumer		Commercial	Commercial
	Real Estate	Commercial	and Other	Construction	Real Estate	Real Estate	Multifamily	Total
Changes in allowance for credit losses for the three months ended June 30, 2024
Beginning balance	$898	$2,907	$10	$834	$3,107	$2,153	$766	$10,675
Provision (credit) for loan losses	75	(343)	1	(105)	267	92	13	—
Loans charged off	—	—	(2)	—	—	—	—	(2)
Recoveries	4	124	—	—	—	—	—	128
Balance on June 30, 2024	$977	$2,688	$9	$729	$3,374	$2,245	$779	$10,801

	1–4 Family				NOO	OO
	Residential		Consumer		Commercial	Commercial
	Real Estate	Commercial	and Other	Construction	Real Estate	Real Estate	Multifamily	Total
Changes in allowance for credit losses for the six months ended June 30, 2024
Beginning balance	$736	$924	$8	$512	$1,859	$1,201	$620	$5,860
Acquisition of CBOA Financial PCD Loans	34	777	1	258	83	11	—	1,164
Provision (credit) for loan losses	201	1,066	2	(41)	1,432	1,033	159	3,852
Loans charged off	—	(208)	(2)	—	—	—	—	(210)
Recoveries	6	129	—	—		—	—	135
Balance on June 30, 2024	$977	$2,688	$9	$729	$3,374	$2,245	$779	$10,801

	1–4 Family				NOO	OO
	Residential		Consumer		Commercial	Commercial
	Real Estate	Commercial	and Other	Construction	Real Estate	Real Estate	Multifamily	Total
Changes in allowance for credit losses for the three months ended June 30, 2023
Beginning balance	$422	$1,075	$6	$663	$1,951	$697	$569	$5,383
Provision (credit) for loan losses	28	(284)	1	82	92	229	2	$150
Loans charged off	—	(315)	—	—	—	—	—	(315)
Recoveries	2	—	—	—	—	—	—	2
Balance on June 30, 2023	$452	$476	$7	$745	$2,043	$926	$571	$5,220

	1–4 Family				NOO	OO
	Residential		Consumer		Commercial	Commercial
	Real Estate	Commercial	and Other	Construction	Real Estate	Real Estate	Multifamily	Total
Changes in allowance for credit losses for the six months ended June 30, 2023
Beginning balance	$454	$1,382	$56	$222	$1,680	$555	$429	$4,778
Impact of adopting of ASU 2016-13	(33)	(307)	(50)	441	271	142	140	604
Provision (credit) for loan losses	28	(284)	1	82	92	229	2	150
Loans charged off	—	(315)	—	—	—	—	—	(315)
Recoveries	3	—	—	—	—	—	—	3
Balance on June 30, 2023	$452	$476	$7	$745	$2,043	$926	$571	$5,220

The following tables present the aging of the recorded investment in contractually past due loans, as of June 30, 2024, and December 31, 2023. It is shown by class of loans (dollars in thousands):

	Loans Contractually Past Due
	30–59	60–89	Over 90		Loans Not
June 30, 2024	Days	Days	Days	Total	Past Due	Total
1-4 Family residential real estate	$—	$62	$—	$62	$73,726	$73,788
Commercial	—	1,000	2,648	3,648	120,444	124,092
Consumer and other	—	—	—	—	874	874
Construction	—	—	—	—	47,291	47,291
NOO CRE	—	—	—	—	254,794	254,794
OO CRE	—	—	—	—	167,234	167,234
Multifamily	—	—	—	—	67,422	67,422

Total	$—	$1,062	$2,648	$3,710	$731,785	$735,495

	Loans Contractually Past Due
December 31, 2023	30–59 Days	60–89 Days	Over 90 Days	Total	Loans Not Past Due	Total
1-4 Family residential real estate	$409	$—	$—	$409	$61,236	$61,645
Commercial	—	—	589	589	49,580	50,169
Consumer and other	—	—	—	—	698	698
Construction	—	—	—	—	34,538	34,538
NOO CRE	—	—	—	—	167,203	167,203
OO CRE	—	—	—	—	82,228	82,228
Multifamily	—	—	—	—	60,546	60,546

Total	$409	$—	$589	$998	$456,029	$457,027

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

The following tables present the amortized cost basis of loans by credit quality indicator, by class of financing receivable, and year of origination for term loans as of June 30, 2024, and December 31, 2023. For revolving lines of credit that are converted to term loans, if the conversion involved a credit decision, such loans are included in the origination year in which the credit decision was made. If revolving lines of credit converted to term loans without a credit decision, such lines of credit are included in the “Revolving lines of credit converted to term” column in the following tables (dollars in thousands).

	Term Loans Amortized Cost by Origination
June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family
Pass	$2,921	$5,667	$26,872	$12,305	$7,696	$12,652	$5,613	$—	$73,726
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	62	—	—	62
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family	2,921	5,667	26,872	12,305	7,696	12,714	5,613	—	73,788
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	9,722	34,566	20,854	8,632	3,312	3,577	35,634	—	116,297
Special Mention	—	34	1,102	473	1,911	173	—	—	3,693
Substandard	—	449	2,346	491	580	236	—	—	4,102
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial	9,722	35,049	24,302	9,596	5,803	3,986	35,634	—	124,092
Current year-to-date gross write-offs	—	—	—	—	208	—	—	—	208
Consumer and other
Pass	77	—	73	—	—	108	616	—	874
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer and Other	77	—	73	—	—	108	616	—	874
Current year-to-date gross write-offs	—	—	—	—	—	2	—	—	2
Construction
Pass	4,944	13,432	16,127	6,224	28	2,229	20	—	43,004
Special Mention	—	906	1,651	613	—	1,117	—	—	4,287
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Construction	4,944	14,338	17,778	6,837	28	3,346	20	—	47,291
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
NOO CRE
Pass	1,085	34,154	47,215	71,894	33,203	59,562	6,029	—	253,142
Special Mention	—	—	1,652	—	—	—	—	—	1,652
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total NOO CRE	1,085	34,154	48,867	71,894	33,203	59,562	6,029	—	254,794
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
OO CRE
Pass	1,372	38,388	38,115	44,585	12,328	28,282	1,074	—	164,144
Special Mention	—	226	—	—	—	1,661	—	—	1,887
Substandard	—	—	—	—	35	1,168	—	—	1,203
Doubtful	—	—	—	—	—	—	—	—	—
Total OO CRE	1,372	38,614	38,115	44,585	12,363	31,111	1,074	—	167,234
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Multi Family
Pass	—	499	19,957	23,088	6,423	14,547	957	—	65,471
Special Mention	—	—	—	—	1,018	—	—	—	1,018
Substandard	—	—	—	933	—	—	—	—	933
Doubtful	—	—	—	—	—	—	—	—	—
Total Multi Family	—	499	19,957	24,021	7,441	14,547	957	—	67,422
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Total	$20,121	$128,321	$175,964	$169,238	$66,534	$125,374	$49,943	$—	$735,495

Total year-to-date gross write-offs	$—	$—	$—	$—	$208	$2	$—	$—	$210

	Term Loans Amortized Cost by Origination
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family
Pass	$4,244	$24,009	$12,236	$7,928	$1,466	$9,622	$1,717	$—	$61,222
Special Mention	—	—	—	—	—	357	—	—	357
Substandard	—	—	—	—	—	67	—	—	67
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family	4,244	24,009	12,236	7,928	1,466	10,045	1,717	—	61,645
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	13,150	15,405	3,234	3,176	87	1,546	10,139	779	46,737
Special Mention	—	163	—	2,018	—	—	—	—	2,181
Substandard	—	—	—	903	96	—	—	—	999
Doubtful	—	—	—	—	252	—	—	—	252
Total Commercial	13,150	15,568	3,234	6,097	435	1,546	10,139	779	50,169
Current year-to-date gross write-offs	—	—	—	—	321	—	—	—	321
Consumer and other
Pass	43	138	—	5	10	3	499	—	698
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer and Other	43	138	—	5	10	3	499	—	698
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	7,788	21,551	3,938	38	310	592	321	—	34,538
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Construction	7,788	21,551	3,938	38	310	592	321	—	34,538
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
NOO CRE
Pass	7,187	35,899	52,241	21,091	13,491	30,911	6,140	—	166,960
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	243	—	—	—	—	243
Doubtful	—	—	—	—	—	—	—	—	—
Total NOO CRE	7,187	35,899	52,241	21,334	13,491	30,911	6,140	—	167,203
Current year-to-date gross write-offs	3,382	—	—	—	—	—	—	—	3,382
OO CRE
Pass	20,726	12,365	20,807	7,966	5,806	4,214	—	—	71,884
Special Mention	228	—	7,196	—	—	1,690	—	—	9,114
Substandard	—	—	—	37	1,193	—	—	—	1,230
Doubtful	—	—	—	—	—	—	—	—	—
Total OO CRE	20,954	12,365	28,003	8,003	6,999	5,904	—	—	82,228
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Multi Family
Pass	500	15,652	22,007	7,572	6,369	7,105	371	—	59,575
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	970	—	—	—	—	—	970
Doubtful	—	—	—	—	—	—	—	—	—
Total Multi Family	500	15,652	22,977	7,572	6,369	7,105	371	—	60,546
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Total	$53,866	$125,182	$122,629	$50,977	$29,080	$56,106	$19,187	$779	$457,027
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-accrual loans – The accrual of interest on loans is discontinued at the time the loan becomes 90 or more days delinquent unless the loan is well secured and in the process of collection or renewal due to maturity. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged off if collection of interest or principal is considered doubtful. There was no interest income recognized from non-accrual loans in the income statement for the six months ended June 30, 2024, or June 30, 2023. The following presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing by class as of the date noted (dollars in thousands).

	As of June 30, 2024
	Non-accrual loans		Loans past due
	with	Total non-accrual	over 89 days and
	no ACL	loans	still accruing
1-4 Family residential real estate	$62	$62	$—
Commercial	1,280	3,455	—
Consumer and other	—	—	—
Construction	—	—	—
NOO CRE	—	—	—
OO CRE	—	—	—
Multifamily	933	933	—

Total	$2,275	$4,450	$—

	As of December 31, 2023
	Non-accrual loans with no ACL	Total non-accrual loans	Loans past due over 89 days and still accruing
1-4 Family residential real estate	$66	$66	$—
Commercial	847	1,208	—
Consumer and other	—	—	—
Construction	—	—	—
NOO CRE	—	—	—
OO CRE	—	—	—
Multifamily	970	970	—

Total	$1,883	$2,244	$—

Non-accrual loan balances guaranteed by the SBA are $2,592,000, or 58.2%, and $589,000, or 26.3%, of the nonaccrual loan balances at June 30, 2024, and December 31, 2023, respectively.

Collateral dependent loans – Non-accrual loans, excluding loans held for investment measured at fair value, are classified as collateral dependent loans and are individually evaluated. The following presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses by class of loans as of the date noted (dollars in thousands):

	As of June 30, 2024 Collateral Dependent Loans
	Secured by	Secured by
	Real Estate	Other	Total
1-4 Family residential real estate	$62	$—	$62
Commercial	—	3,455	3,455
Consumer and other	—	—	—
Construction	—	—	—
NOO CRE	—	—	—
OO CRE	—	—	—
Multifamily	933	—	933

Total	$995	$3,455	$4,450

Loan Modifications Made to Borrowers Experiencing Financial Difficulty – The ACL incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The analysis includes losses from modifications of receivables to borrowers experiencing financial difficulty. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACL allowance for credit losses, a change to the ACL is generally not recorded when a loan is modified. Currently, the bank does not hold any loans having modified terms related to economic distress and none were modified during the six months ended June 30, 2024, and 2023.

NOTE 5 – PREMISES AND EQUIPMENT, NET

Components of premises and equipment, net included in the consolidated balance sheets were as follows (dollars in thousands):

	June 30,	December 31,
	2024	2023
Land and improvements	$3,316	$1,806
Buildings and improvements	12,582	12,482
Furniture and equipment	3,655	1,953
Total cost	19,516	16,241
Accumulated depreciation and amortization	(10,927)	(8,891)

Net book value	$8,626	$7,350

Depreciation and amortization expenses were $282,000 and $136,000 for the three months ended June 30, 2024, and 2023, respectively. Depreciation and amortization expenses were $471,000 and $269,000 for the six months ended June 30, 2024, and 2023, respectively.

NOTE 6 – TIME DEPOSITS

Following are maturities of time deposits at June 30, 2024, and December 31, 2023, (dollars in thousands):

	June 30,	December 31,
Maturity	2024	2023
One year or less	$178,711	$93,675
Over one through three years	30,846	30,390
Over three through five years	4,859	4,338
Totals	$214,415	$128,403

On June 30, 2024, and December 31, 2023, the Bank had $84.4 million and $43.9 million, respectively, in time deposits of $250,000 or more. On June 30, 2024, and December 31, 2023, $53.2 million and $27.5 million, respectively, of such time deposits mature within one year.

As of June 30, 2024, and December 31, 2023, certificate of deposits includes brokered CD balances of $8,082,000 and $19,531,000, respectively. The decline in brokered CD deposits is due to maturities.

NOTE 7 – BORROWINGS

On March 12, 2023, the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help ensure banks could meet the needs of depositors made available through the creation of a new Bank Term Funding Program (“BTFP”). The BTFP is a liquidity resource with capacity based on the pledging of high-quality securities. The intention of the program was to eliminate an institution’s need to quickly sell those securities in times of stress. Effective March 11, 2024, the Federal Reserve ceased lending under the programs terms. Outstanding borrowings were not impacted. As of June 30, 2024, the Bank had pledged available for sale securities totaling $55.6 million to secure a borrowing in the amount of $27 million at a rate of 4.76% with a January 10, 2025, maturity date. Additionally, as of June 30, 2024, the Bank had approximately $28.8 million in availability at the Federal Reserve Bank of San Francisco’s Discount Window.

The Bank has established a borrowing line at the Federal Home Loan Bank of San Francisco. As of June 30, 2024, borrowing capacity totaled $243.9 million and collateral consists of a blanket lien on the loan portfolio. There were no outstanding borrowings on the borrowing line as of June 30, 2024, or December 31, 2023.

As of June 30, 2024, and December 31, 2023, the Bank had available unsecured Federal Funds lines of credit at correspondent banks totaling $49.8 million and $39.8 million, respectively. The terms of the borrowings are overnight at the applicable fed funds borrowing rate. As of June 30, 2024, the Bank had borrowings under these lines of credit of $1.7 million.

On June 29, 2021, the Company completed a private placement of $25.0 million of 10 year, fixed-to-floating rate subordinated notes. The subordinated notes initially bear interest at 4.00% per annum for five years, floating at Three-Month SOFR plus 328 basis points quarterly thereafter. The ten-year notes mature on July 15, 2031, and are callable at the Company’s option after five years. The subordinated notes have unamortized origination fees of $378,000 at June 30, 2024. As part of the Merger with CBOA, $1.5 million of the subordinated debt was acquired in the transaction and subsequently retired.

As part of the Merger with CBOA, the Company acquired CBOA Financial Statutory Trust #1, a trust formed by CBOA in November 2005. The trust closed a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. CBOA made a required equity contribution of $155,000 to form the trust and issued $5 million of subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the preferred securities sold by the trust. The Company is able to redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1,000, at 100% of the principal amount, plus accrued and unpaid interest until maturity in 2036. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. Bancorp 34 has the option to defer interest payments on the subordinated debentures from time to time, for a period not to exceed five consecutive years. Bancorp 34 has elected not to defer interest payments on the subordinated debentures. The trust preferred securities have a variable rate of interest, reset quarterly on the 23rd of each February, May, August, and November, equal to the sum of 3-month CME term SOFR plus 1.70%. As of June 30, 2024, the rate was 7.29%. Bancorp 34’s investment in the common stock of the trust is $155,000, which is included in other assets and is accounted for as an unconsolidated cost-method investment. Bancorp 34 is not considered the primary beneficiary of this trust, and therefore the trust is not consolidated in the financial statements. Rather the subordinated debentures are shown as a liability. The Merger-related fair value mark on the acquired CBOA Financial Statutory Trust #1 subordinated debt was $991,000 as of June 30, 2024.

The following are maturities of outstanding borrowings as of June 30, 2024, (dollars in thousands):

One year or less	$28,663
Over one through three years	0
Over three through five years	0
Over five through ten years	23,500
Over ten years	5,000
Totals	$57,163

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

Contractual or notional amounts of financial instruments representing off-balance-sheet credit risk are as follows as of the dates indicated (dollars in thousands):

	June 30, 2024		December 31, 2023
	Fixed	Variable	Fixed	Variable
Commitments to extend credit	$10,477	$14,039	$5,327	$6,966
Unused lines of credit	4,273	48,277	3,962	18,859
Totals	$14,750	$62,316	$9,289	$25,825

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

For the three months ended June 30, 2024
Beginning Balance:	$390,000
(Release) provision for credit losses	(40,000)
Ending Balance	$350,000

For the six months ended June 30, 2024
Beginning Balance:	$135,000
Impact of merger with CBOA Financial, Inc.	222,000
(Release) provision for credit losses	(7,000)
Ending Balance	$350,000

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank had one standby letter of credit totaling $75,000 at June 30, 2024, and no standby letters of credit at December 31, 2023.

NOTE 9 – LEASES

As of June 30, 2024, the Bank has noncancelable operating leases for office space that expire over the next seven years that require the payment of base lease amounts and executory costs such as taxes, maintenance, and insurance. As of June 30, 2024, the bank has 6 active operating leases. Rental expenses for leases were $290,000 and $91,000 for the three months ended June 30, 2024, and 2023, respectively. Rental expenses for leases were $457,000 and $176,000 for the six months ended June 30, 2024, and 2023, respectively.

The following presents the classification of the right-of-use assets and corresponding liabilities as of the dates presented (dollars in thousands):

	June 30,	December 31,
	2024	2023
Lease right-of-use assets
Operating lease right-of-use assets	$4,373	$1,819

Lease Liabilities
Operating lease liabilities	$4,958	$2,011

Approximate future minimum rental commitments under noncancelable leases as of June 30, 2024, are (dollars in thousands):

2024	$422
2025	902
2026	851
2027	740
2028	621
2029	652
2030	640
2031	119
2032	20
Operating lease liabilities (present value of minimum lease payments)	$4,958

Weighted-average remaining term (in years)	5.8
Weighted-average discount rate	2.82%

NOTE 10 – INCOME TAXES

The Company’s income tax expense (benefit) differs from the amounts computed by applying the federal income tax rate of 21% to income (loss) before federal income tax expense. These differences, historically, are primarily caused by state income taxes, net of federal tax benefit, income that is not taxable for federal and state income tax purposes, expenses that are not deductible for tax purposes, and tax adjustments related to prior federal income tax returns.

Specifically, these differences reflect: (i) a non-taxable $5.0 million preliminary bargain purchase gain in connection with the Merger for the six months ended June 30, 2024; and (ii) non-deductible merger costs, including success-based fees for completing the Merger, of $340,000, for the six months ended June 30, 2024, respectively.

During the three and six months ended June 30, 2024, the Company recorded an income tax provision of $351,000 and an income tax benefit of $1.7 million, reflecting an effective tax rate of 18.9% and 97.9%, respectively.

During the three and six months ended June 30, 2023, the Company recorded an income tax provision of $19,000 and $177,000, respectively, reflecting an effective tax rate of 15.7% and 24.4%, respectively. The lower tax rate in the three months ended June 30, 2023, reflects a favorable adjustment to the year-to-date tax accrual.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of June 30, 2024, and December 31, 2023, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the dollar amount of dividends that they may declare without prior regulatory approval.

As of June 30, 2024, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category. The Bank has not opted into the Community Bank Leverage Ratio (“CBLR”) and therefore is required to continue calculating and reporting risk-based capital ratios.

The Bank’s actual and required capital amounts and ratios are as follows as of the dates indicated below (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024

Total Capital to risk-weighted assets:	$108,425	13.61%	$63,733	8%	$79,666	10%
Tier 1 (Core) Capital to risk weighted assets:	$98,452	12.36%	$47,792	6%	$63,723	8%
Common Tier 1 Capital to risk weighted assets (CET1):	$98,452	12.36%	$37,222	4.50%	$51,775	6.50%
Tier 1 (Core) Capital to average assets:	$98,452	10.58%	$35,844	4%	$46,527	5%

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023

Total Capital to risk-weighted assets:	$74,142	14.79%	$40,114	8%	$50,143	10%
Tier 1 (Core) Capital to risk weighted assets:	$68,032	13.57%	$30,086	6%	$40,114	8%
Common Tier 1 Capital to risk weighted assets (CET1):	$68,032	13.57%	$22,564	4.50%	$32,593	6.50%
Tier 1 (Core) Capital to average assets:	$68,032	11.66%	$23,347	4%	$29,184	5%

NOTE 12 – RELATED PARTY TRANSACTIONS

The Bank periodically enters into transactions with its executive officers, directors, significant stockholders, and their affiliates (related parties). Transactions with such related parties included (dollars in thousands):

	Six months ended June 30, 2024	Year ended December 31, 2023
Fees and bonuses paid to directors during the period	$159	$269
Deposits from related parties held by the bank at the end of period	$3,152	$2,607

There was one line of credit with no balance and a $100,000 limit, to one related party on June 30, 2024. There were no additional loans to related parties as of June 30, 2024.

During the six months ended June 30, 2024, Bancorp 34 paid $216,000 to outgoing directors no longer serving on the board. This amount is included in Merger Costs on the income statement and is also included in the relevant pro forma adjustments in Note 2 herein.

NOTE 13 – STOCK BASED COMPENSATION

Stock-based expense for the six months ended June 30, 2024, and June 30, 2023, was $165,000 and $90,000, respectively.

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

The stock option plans allow for net settlement of vested options. In a net settlement, the Company, at the direction of the optionee, net settles the options by issuing new shares to the optionee with a value, at the current per share trading price, equal to the total in-the-money or intrinsic value of the options less any necessary tax withholdings on the disqualifying disposition of Incentive Stock Options. The optionee is granted newly issued shares and a small amount of cash in lieu of partial shares. There were no net settlements for the first six months of 2024 or 2023.

For the six months ended June 30, 2024, no stock compensation was issued under any equity incentive plan. For the six months ended June 30, 2023, 10,250 stock options were granted and 10,250 shares of restricted stock were issued. Stock option grant-date fair values for 2023 were computed using the Black Scholes Merton options pricing model with the following weighted-average inputs and assumptions:

	June 30,	June 30,
	2024	2023
Grant date stock price and exercise price	$—	$12.03
Dividend yield	—	2.89%
Expected stock price volatility	—	23.37%
Risk-free interest rate	—	3.50%
Expected option life in years	—	6

Total weighted-average fair value of options granted	$—	$2.42

A summary of stock option activity for the first six months of 2024 is presented below (Aggregate Intrinsic Value in thousands):

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	137,500	$13.86	2.1 years	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(25,000)	14.90	0.7 years	—
Outstanding on June 30, 2024	112,500	$13.63	0.9 years	$—

Exercisable on June 30, 2024	106,300	$13.63	0.8 years	$—

A summary of restricted stock activity for the six months ended June 30, 2024, is presented below:

	Shares	Weighted- Average Grant Date Fair Value	Average Remaining Contractual Term
Non-vested on January 1, 2024	13,400	$12.97	3.9 years
Granted	—	—	—
Vested	(8,700)	13.00	0.7 years
Forfeited	—	—	—
Non-vested on June 30, 2024	4,700	$12.99	3.4 years

As of June 30, 2024, there was $15,000 and $57,000 of total unrecognized equity-based expense related to unvested stock options and restricted stock awards, respectively, granted under the equity plans that is expected to be recognized over the next five years as follows (dollars in thousands):

Year
2024	$12
2025	22
2026	22
2027	13
2028	3
Totals	$72

NOTE 14 – FAIR VALUE INFORMATION

The following table presents information about assets and liabilities measured at fair value on a recurring and non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair values (dollars in thousands):

June 30, 2024	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Recurring:
Assets:
Securities available-for-sale:
Mortgage-backed securities	$—	$29,898	$—	$29,898
U.S. Treasuries	—	5,736	—	5,736
U.S. Government Agencies	—	233	—	233
Municipal obligations	—	20,534	—	19,534
Corporate debt	—	856	—	856
Total available-for-sale:	$—	$56,257	$—	$56,257

Nonrecurring basis:
Collateral Dependent Loans	$—	$—	$2,423	$2,423

December 31, 2023	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Recurring:
Assets:
Securities available-for-sale:
Mortgage-backed securities	$—	$32,467	$—	$32,467
U.S. Treasuries	—	2,792	—	2,792
U.S. Government Agencies	—	270	—	270
Municipal obligations	—	20,328	—	20,328
Corporate debt	—	833	—	833
Total available-for-sale:	$—	$56,690	$—	$56,690

Nonrecurring basis:
Collateral dependent loans	$—	$—	$1,071	$1,071
Other Real Estate Owned	$—	$—	$3,000	$3,000

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

There were no transfers between levels of the fair value hierarchy during the three months ended June 30, 2024, or the year ended December 31, 2023.

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 financial assets measured on a non-recurring basis (dollars in thousands):

June 30, 2024	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
Collateral Dependent Loans Commercial	2,423	Appraisal/Borrower Financial Statements	Receivables Discount/Liquidation Discount	0–95%
Total collateral dependent loans	$2,423

December 31, 2023	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
Collateral Dependent Loans Commercial	1,071	Appraisal/Borrower Financial Statements	Receivables Discount/Liquidation Discount	0–50%
Total collateral dependent loans	$1,071

Other Assets
Other Real Estate Owned	$3,000	Appraisal	Appraisal Discount/Estimated Selling Costs	23%

The estimated fair values of the Company’s consolidated financial instruments on the dates noted are as follows (dollars in thousands):

		June 30,		December 31,
		2024		2023
Financial assets	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and due from banks	Level 1	$52,515	$52,515	$27,182	$27,182
Federal funds sold	Level 2	26,175	26,175	1,715	1,715
Securities available-for-sale	Level 2	56,257	56,257	56,690	56,690
Securities held-to-maturity	Level 2	5,647	5,249	5,684	5,107
Loans held for investment	Level 3	724,694	699,088	451,167	437,878
Other investments	Level 2	6,185	6,185	4,063	4,063
Accrued interest receivable	Level 1	2,787	2,787	1,597	1,597

Financial liabilities
Nonmaturity Deposits	Level 1	$(555,280)	$(555,280)	$(331,596)	$(331,596)
Time deposits	Level 2	(214,415)	(213,739)	(128,403)	(128,108)
FRB and FHLB advances	Level 2	(27,000)	(27,000)	(29,000)	(29,000)
Subordinated debentures	Level 3	(23,122)	(19,383)	(24,595)	(20,421)
Federal funds purchased	Level 2	(1,663)	(1,663)	—	—
Accrued interest payable	Level 1	(1,615)	(1,615)	(521)	(521)

NOTE 15 – EARNINGS PER SHARE

For the three and six months ended June 30, 2024, the Company had voting common stock, restricted stock awards, and non-voting common stock that were all eligible to participate in dividends equal to the voting common stock dividends on a per share basis. For the three and six months ended June 30, 2023, the Company had voting common stock, restricted stock awards, and non-voting preferred stock that were all eligible to participate in dividends. Securities that participate in dividends are considered “participating securities.” The Company calculates net income available to voting common shareholders using the two-class method required for capital structures that include participating securities.

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

	Three Months Ended June 30,
(dollars in thousands, except for earnings per common share amounts)	2024	2023
Net (loss) income	$1,505	$104
Less: convertible preferred stock dividends	—	(57)
Less: earnings allocated to participating securities	(1)	(1)
Net income allocated to common shareholders	$1,504	$46

Basic weighted average common shares outstanding - Voting	6,468	3,473
Basic weighted average common shares outstanding - Non-Voting	820	—
Diluted weighted average common shares outstanding - Voting	6,468	3,478
Diluted weighted average common shares outstanding - Non-Voting	820	—

Basic earnings per common share - Voting	$0.21	$0.01
Basic earnings per common share - Non-Voting	$0.21	—
Diluted earnings per common share - Voting	$0.21	$0.01
Diluted earnings per common share - Non-Voting	$0.21	—

	Six Months Ended June 30,
(dollars in thousands, except for earnings per common share amounts)	2024	2023
Net (loss) income	$(34)	$549
Less: convertible preferred stock dividends	—	(114)
Less: earnings allocated to participating securities	—	(4)
Net income allocated to common shareholders	$(34)	$431

Basic weighted average common shares outstanding - Voting	5,440	3,473
Basic weighted average common shares outstanding - Non-Voting	820	—
Diluted weighted average common shares outstanding - Voting	5,440	3,478
Diluted weighted average common shares outstanding - Non-Voting	820	—

Basic earnings per common share - Voting	$(0.01)	$0.12
Basic earnings per common share - Non-Voting	$(0.01)	—
Diluted earnings per common share - Voting	$(0.01)	$0.12
Diluted earnings per common share - Non-Voting	$(0.01)	—

Participating securities are restricted stock awards and preferred stock since they participate in common stock dividends. Stock options for 112,500 and 128,270 shares of common stock and warrants totaling 211,667 and 211,667 were not considered in computing diluted earnings per common share for 2024 and 2023, because they were antidilutive.

NOTE 16 – REAL ESTATE OWNED

Real estate owned activity was as follows (dollars in thousands):

	Six months ended June 30, 2024	Six months ended June 30, 2023
Beginning balance	$3,000	$—
Foreclosures and additions	—	—
Loss on sale	(432)	—
Sales	(2,568)	—

Ending balance	$—	$—

There was no real estate owned activity during the three months ended June 30, 2024, and 2023.

As of September 30, 2023, the Bank experienced a deterioration of one large out of market commercial real estate loan which resulted in this loan becoming nonperforming. As of December 31, 2023, a $3.3 million loss was reflected in the Bank’s operating results, and the remaining $3 million balance was transferred to other real estate owned. During the six months ended June 30, 2024, the note associated with this loan was sold for $2.6 million and a $432,000 pre-tax loss was reflected in the Bank’s operating results.

At June 30, 2024, and December 31, 2023, there were no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the properties. In addition, at June 30, 2024, and December 31, 2023, there were no recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

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

NOTE 18 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and determined there were no subsequent events that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, unless the context suggests otherwise, references to “we,” “us,” “our,” and “the Company” mean the combined business of Bancorp 34 and its wholly-owned subsidiary, Southwest Heritage Bank.

The purpose of this discussion and analysis is to focus on significant changes in: (i) the financial condition of Bancorp 34, Inc. and our wholly owned subsidiary, Southwest Heritage Bank, from December 31, 2023, through June 30, 2024; and (ii) on our results of operations for the three and six months ended June 30, 2024, and 2023. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

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

We generate most of our income from interest income on loans, investment securities and deposits in other financial institutions, and service charges on customer accounts. We incur interest expenses on deposits and other borrowed funds and noninterest expenses such as salaries and employee benefits, occupancy expenses, and technology expenses. Net interest income is the largest source of our revenue. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

Changes in the market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities, and shareholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin, and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions, and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in Southwest Heritage Bank’s loan portfolio are affected by, among other factors, economic and competitive conditions in Arizona and New Mexico, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and homebuilding sectors within Southwest Heritage Bank’s target market.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the following as critical accounting estimates: (i) determining the fair values of the net assets acquired and the fair value of the common stock consideration in connection with the CBOA Merger; (ii) determination of the allowance for credit losses; (iii) other fair value measurements; and (iv) estimating the effective tax rate for the Company for 2024 in full to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, we consider these policies, discussed below, to be critical accounting estimates and discuss them directly with the Audit Committee of our board of directors.

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

The Company uses a 12-month forecast that is reasonable and supportable within the ACL calculation and then reverts to historical credit loss experience on a straight-line basis over a one-year timeline. Historical credit loss experience is then used for the remaining life of the assets. The Company uses several economic variables in the calculation of the ACL, the most significant of which is the economic forecast for the national unemployment rate. In our June 30, 2024, ACL estimate, the Company assumed a forecasted unemployment rate of 4.3%, which has improved from the December 31, 2023, forecasted rate of 4.7%. Changes in the economic forecast for unemployment rates could significantly affect the estimated credit losses which could potentially lead to materially different ACL levels from one reporting period to the next.

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

Upon our January 1, 2023, CECL adoption, we recorded an increase to the ACL on loans held-for-investment of $604,000, established an ACL on unfunded commitments of $165,000, established an ACL on held-to-maturity investments of $38,000, recorded an increase to deferred tax assets of $153,000, and a corresponding one-time cumulative reduction to retained earnings, net of tax, of $654,000 in the consolidated balance sheet as of January 1, 2023.

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

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each CBOA shareholder had the right to receive 0.2628 shares of Bancorp 34 common stock, for each share of CBOA common stock owned by the CBOA shareholder, with cash to be paid in lieu of fractional shares. Additionally, each outstanding CBOA restricted stock unit vested and was cancelled and converted automatically into the right to receive 0.2628 shares of Bancorp 34 common stock with respect to each share of CBOA common stock underlying such restricted stock unit. In connection with the Merger, Bancorp 34 issued 2.7 million shares of Bancorp 34 common stock, which had a fair value of approximately $23.3 million based on a common shares valuation completed by an independent third party as of the Merger date. Each outstanding share of Bancorp 34 common stock remained outstanding and was unaffected by the Merger.

Commerce Bank of Arizona operated five full-service offices serving customers in Gilbert, Green Valley, Oro Valley, Scottsdale and Tucson, Arizona. The combined banks operate as Southwest Heritage Bank and serve customers from eight full-service offices in Arizona and southern New Mexico. The core system conversion was executed in March 2024.

We accounted for the Merger using the acquisition method of accounting in accordance the Financial Accounting Standards Board’s Accounting Standards Code 805 (“ASC 805”), Business Combinations, and accordingly, the assets and liabilities of CBOA were recorded at their respective Merger date fair values. The fair values of assets and liabilities are preliminary and subject to refinement for up to one year after the Merger date as additional information relative to the Merger date fair values becomes available. Effective in March 2024, we recognized a preliminary bargain purchase gain of $5.1 million in connection with the Merger (not taxable for income tax purposes), which was recognized in our first quarter 2024 operating results. The core deposit intangible asset of $8.9 million represents the estimated value of Commerce Bank of Arizona’s long-term deposit relationships with its customers and will be amortized over an estimated weighted average life of ten years using an accelerated method, which approximates the estimated run-off of the acquired deposits. Through June 30, 2024, Bancorp 34 incurred approximately $6.8 million of merger-related expenses, $414,000 of which was incurred during the second quarter of 2024. These amounts exclude pre-Merger date CBOA merger-related expenses.

For further information regarding the Merger, see Note 2 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2024, and 2023

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

We had net income of $1.5 million and $104,000 for the second quarters ended June 30, 2024, and 2023, respectively. Our second quarter 2024 net income reflects the first full quarter that reflects CBOA’s operating results and Merger costs of $414,000. Our net income for the second quarter of 2023 primarily reflects net interest income of $3.8 million, operating expenses of $3.8 million (including $766,000 of Merger costs), and non-interest income of $228,000.

For the six months ended June 30, 2024, and 2023, we had a cumulative net loss of $34,000 and net income of $549,000, respectively. The 2024 net loss reflects the positive results from the second quarter noted above, substantially all offset by non-recurring material Merger-related items reflected in our first quarter 2024 results, which included: (i) a one-time preliminary bargain purchase gain on the Merger of $5.1 million (none of which is taxable); (ii) $3.8 million of Merger expenses (a portion of which is not deductible for income taxes); and (iii) a $4.1 million pre-tax non-PCD loan provision related to the Merger. Merger costs expensed during the six months ended June 30, 2023, were $805,000.

Net Interest Income

Our net interest income was $9.0 million and $3.7 million for the second quarter of 2024 and 2023, respectively. This $5.3 million increase reflects the full quarter inclusion of CBOA in our results, given the closing of the Merger on March 19, 2024, including $1.4 million of accretion income on the CBOA loan fair value mark. Net interest income for the six months ended June 30, 2024, and 2023, was $12.6 million and $7.9 million, respectively and this increase reflects the positive impacts from the March 19, 2024, Merger with CBOA, including $1.6 million of accretion income on the CBOA loan fair value mark.

Reflecting the positive impact of the CBOA Merger, average earning assets were $936.9 million and $582.3 million during the second quarter of 2024 and 2023, respectively. Average earning asset yields in the second quarter of 2024 and 2023 were 6.56% and 4.99%, respectively and reflective of our loan portfolio repricing in the current interest rate environment.

Average interest-bearing liabilities in the second quarter of 2024 of $657.9 million reflect the impacts of the March 2024 CBOA Merger. Average interest-bearing liabilities in the second quarter of 2023 were $415.1 million. Unrelated to the Merger, the changing deposit mix reflects a continued increase in time deposits and the broader market trends in which customers have reduced non-interest- and interest-bearing demand deposits in favor of term CDs given the rising bank deposit rate environment.

Average noninterest bearing deposits were $184.3 million and $93.7 million for the second quarter of 2024 and 2023, and this increase reflects the CBOA Merger as previously described.

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

	For the Three Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest (2)	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$742,505	$13,034	7.06%	$475,427	$6,341	5.35%
Securities	74,889	598	3.21%	62,928	405	2.58%
Other interest earning assets	79,253	999	5.07%	14,363	136	3.80%
Total interest-earning assets	896,647	14,631	6.56%	552,718	6,882	4.99%
Noninterest-earning assets	40,252			29,601
Total assets	$936,899			$582,319

Interest-bearing liabilities:
Checking, money market and savings accounts	$386,127	$2,626	2.74%	$253,364	$1,577	2.50%
Time deposits	215,393	2,279	4.26%	122,853	1,041	3.40%
Total interest-bearing deposits	601,520	4,905	3.28%	376,217	2,618	2.79%
Advances from FRB SF BTFP	28,636	381	5.35%	14,330	184	5.15%
Other Debt	27,761	367	5.32%	24,561	264	4.31%
Total interest-bearing liabilities	657,917	5,653	3.46%	415,108	3,066	2.96%
Non-interest bearing deposits	184,263			93,690
Non-interest bearing liabilities	11,750			8,785
Total liabilities	853,930			517,583
Stockholders’ equity	82,969			64,736
Total liabilities and stockholders’ equity	$936,899			$582,319

Net interest income		$8,978			$3,816
Net interest rate spread			3.11%			2.03%
Net interest margin			4.03%			2.77%

(1)	Includes nonaccrual loans.
(2)	Accretion and amortization of the fair value marks from the Merger are included in this column.

	For the Six Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest (2)	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$611,916	$19,924	6.55%	$470,557	$12,450	5.31%
Securities	75,160	1,137	3.04%	63,420	823	2.60%
Other interest earning assets	58,509	1,490	5.12%	14,044	274	3.91%
Total interest-earning assets	745,585	22,551	6.08%	548,021	13,547	4.96%
Noninterest-earning assets	32,809			30,038
Total assets	$778,394			$578,059

Interest-bearing liabilities:
Checking, money market and savings accounts	$322,608	$4,641	2.89%	$272,992	$3,156	2.32%
Time deposits	175,520	3,876	4.44%	108,045	1,663	3.09%
Total interest-bearing deposits	498,128	8,517	3.44%	381,037	4,819	2.54%
Advances from FRB SF BTFP	30,054	761	5.09%	14,268	315	4.43%
Other Debt	26,597	630	4.76%	24,552	528	4.31%
Total interest-bearing liabilities	554,779	9,908	3.59%	419,857	5,662	2.70%
Non-interest bearing deposits	141,082			87,388
Non-interest bearing liabilities	9,411			8,810
Total liabilities	705,272			516,055
Stockholders’ equity	73,122			62,004
Total liabilities and stockholders’ equity	$778,394			$578,059

Net interest income		$12,643			$7,885
Net interest rate spread			2.49%			2.25%
Net interest margin			3.41%			2.89%

(1)	Includes nonaccrual loans.
(2)	Accretion and amortization of the fair value marks from the Merger are included in this column.
52

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

2024 Compared to 2023 Volume and Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2024 vs. 2023			2024 vs. 2023
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:	(Dollars in thousands)			(Dollars in thousands)
Loans	$4,265	$2,428	$6,693	$4,201	$3,273	$7,474
Securities	84	109	193	164	150	314
Other interest earning assets	803	60	863	1,108	108	1,216
Total interest-earning assets	5,153	2,596	7,749	5,473	3,531	9,004

Interest-bearing liabilities:
Checking, money-market and savings accounts	887	162	1,049	628	857	1,485
Certificates of deposit	928	310	1,238	1,300	913	2,213
Total deposits	1,815	472	2,287	1,928	1,770	3,698
Advances from FRB SF BTFP	190	7	197	393	53	446
Other Debt	37	66	103	45	57	102
Total interest-bearing liabilities	2,041	546	2,587	2,366	1,880	4,246
Change in net interest income	$3,112	$2,050	$5,162	$3,107	$1,651	$4,758

Allowance and Provision for Credit Losses – Loans held-for-investment

At June 30, 2024, and 2023, our ACL for loans held for investment was $10.8 million and $5.2 million, respectively, which represents 1.47% and 1.09% of loans held for investment, respectively. We maintain the ACL at a level that management believes is adequate to absorb expected credit losses over the lifetime of our loans held-for-investment. Specifically, identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge-off. Our ACL at March 31, 2024, and in connection the Merger, included: (i) a $4.1 million provision expense related to the performing loans, “Non-PCD” loans of $300 million; and (ii) a $1.2 million on-balance sheet gross up of loans identified as purchased credit deteriorated loans, “PCD” loans of $30 million. For more information on the Merger, Non-PCD loans, and PCD loans, please see Note 2 in our unaudited financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

The provision for credit losses, from time to time, includes a charge to our operating results in order to maintain the ACL at a level consistent with management’s assessment of the collectability of the loans held-for-investment in light of current economic conditions and market trends. Our provision for credit losses was $3.9 million and $133,000 for the six months ended June 30, 2024, and 2023, respectively. The 2024 $3.9 million provision for credit loss expense primarily reflects the Merger-related $4.1 million charge for Non-PCD loans described above. The relatively low provision for credit loss expense in the first six months of 2023 reflects the impact from our CECL adoption effective January 1, 2023, which resulted in a one-time net of income tax charge to retained earnings of $654,000.

Noninterest Income

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
(In thousands)
Service charges and fees	$167	$126	$257	$223
Gain on sale of loans	0	66	0	66
Gain on bargain purchase	(118)	0	5,018	0
Bank owned life insurance income	69	61	137	119
Loss on Sale of OREO	0	0	(432)	0
Other	(1)	(25)	3	(43)

Total noninterest income	$117	$228	$4,983	$365

Our noninterest income for the first six months of 2024, primarily reflects a $5.0 million one-time preliminary bargain purchase gain, inclusive of a $118,000 reduction related to certain second quarter 2024 measurement period adjustments, partially offset by a $432,000 pre-tax loss on the sale of a note associated with a loan which was classified as other real estate owned. For further information regarding the Merger and the preliminary bargain purchase gain, see Note 2 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Noninterest Expense

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023

Salary and employee benefits	$3,403	$1,554	$5,928	$3,657
Occupancy	696	293	1,117	550
Data processing	1,049	669	1,791	1,286
Federal insurance premiums and other insurance	285	90	381	154
Professional fees	315	105	857	333
Advertising	85	6	96	27
Merger costs	414	766	3,762	805
Core deposit intangible amortization	434	—	496	—
Other	608	304	1,018	580
Total noninterest expense	$7,289	$3,787	$15,446	$7,392

Our noninterest expense increased $3.5 million in the second quarter of 2024 from the second quarter of 2023, and $8 million for the six months ended June 30, 2024, from the six months ended June 30, 2023. Both of these increases reflect, in large part, the addition of CBOA to the Bank’s operations as a result of the March 19, 2024, Merger, partially offset by $352,000 of lower Merger costs. Merger costs in the second quarter of 2024 are primarily related to the digital conversion of the bank’s mobile and online banking platform which occurred in May. Included within the $3.8 million of Merger costs incurred during the six months ended June 30, 2024, is $1.2 million in core processing and online banking contract termination fees. Additionally, our six months ended June 30, 2024, noninterest expense includes a one-time change-in-control charge of $654,000, in connection with the Merger with CBOA. For the three and six months ended June 30, 2024 and in connection with the Merger, we expensed $434,000 and $496,000, respectively, of amortization expense on the Merger-related core deposit intangible.

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

Our efficiency ratio was 80.15% and 93.64% for the three months ended June 30, 2024, and 2023, and was 87.64% and 89.59% the six months ended June 30, 2024, and 2023, respectively. This improvement is partially reflective of the March 19, 2024, CBOA Merger and related non-recurring, material charges in connection with the March 19, 2024, Merger. For more information on the Merger, see Note 2 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Return on equity and assets

The following table sets forth our ROAA, ROAE, dividend payout and average stockholders’ equity to average assets ratio for the periods ended:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023

Return on average assets (ROAA)	0.64%	0.07%	-0.01%	0.19%
Return on average equity (ROAE)	7.27%	0.65%	-0.09%	1.78%
Dividend payout ratio	0.00%	0.00%	0.00%	0.00%
Average stockholders’ equity to average assets	8.86%	11.12%	9.39%	10.74%

Income Taxes

We had a $1.7 million income tax benefit for the six months ended June 30, 2024, on a $1.7 million net loss. This relatively high effective income tax rate reflects two Merger-related items: (i) non-taxable preliminary bargain purchase gain of $5 million; and (ii) partially deductible Merger costs of $3.8 million. Our effective rate was 24.4% for the six months ended June 30, 2023. For further information on income taxes, please reference Note 10 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Financial Condition

Balance Sheet

Our total assets were $922.3 million at June 30, 2024, and $581.3 million at December 31, 2023. Our total loans held for investment were $735.5 million at June 30, 2024, and $457.0 million at December 31, 2023. The increase in our total assets and total loans, respectively, largely reflects total assets, as adjusted for estimated fair values of $419.3 million, and total loans, as adjusted for estimated fair values, of $310.9, which were acquired in connection with the Merger. For further information regarding the Merger, see Note 2 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

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

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of June 30, 2024, and December 31, 2023. All available-for-sale securities are carried at fair value and may be used for liquidity purposes.

Our securities available-for-sale were $56.3 million and $56.7 million at June 30, 2024, and December 31, 2023, respectively. After the CBOA Merger date, management liquidated the entire $58.2 million acquired investment portfolio in late March and early April, and management determined that these sales prices were the best indicator of the fair value of the investment portfolio effective as of the Merger date. For further information regarding the Merger, see Note 2 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Loans

Our loan portfolio represents a broad range of borrowers primarily in our markets in Arizona and New Mexico, comprised of construction, commercial, commercial real estate, residential real estate, and consumer financing loans.

The following tables set forth the composition of our loan portfolio, as of the periods presented:

	June 30, 2024		December 31, 2023
(In thousands)	Amount	% of total loans	Amount	% of total loans
1-4 Family residential real estate	73,788	10.0%	$61,645	13.5%
Commercial	124,092	16.9%	50,169	10.9%
Consumer and other	874	0.1%	698	0.2%
Construction	47,291	6.4%	34,538	7.5%
NOO CRE	254,794	34.6%	168,404	36.8%
OO CRE	167,234	22.7%	82,228	17.9%
Multifamily	67,422	9.2%	60,546	13.2%
Total loans	$735,495	100%	$458,228	100%

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

Commercial real estate (“CRE”) loans include owner occupied and non-owner occupied commercial real estate mortgage loans to operating commercial businesses and include loans for long-term financing of land and buildings. No significant concentrations are present within the CRE portfolio as the bank has made an effort to diversify across various industries and geographic locations. While the majority of these loans are made primarily in our market area, some of the loans have out of market properties. In response to the deterioration of a large out of market commercial real estate loan during 2023, management engaged an external party to complete a loan review that included approximately 90% of the out of market collateral portfolio. Additionally, management reviewed the property appraisals associated with the out of market loans and plans to limit out of market lending moving forward. There is currently heightened CRE loan credit risk across the U.S. due to continued increasing ecommerce volumes, hybrid or remote work arrangements in many industries following the COVID-19 pandemic, higher vacancy rates, higher interest rates, property fraud and other factors. In addition, higher interest rates have exacerbated the declining property values of CRE by increasing initial financing and refinancing costs for CRE borrowers.

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

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following table summarizes the loan maturity distribution by type and related interest rate characteristics as of the periods presented (in thousands):

As of June 30, 2024	One year or less	After one through five years		After five through 15 years		After 15 years		Total
		Fixed	Variable	Fixed	Variable	Fixed	Variable
1-4 Family residential real estate	$3,871	$36,870	$2,319	$13,240	$4,496	$4,739	$8,254	$73,788
Commercial	34,025	27,929	14,197	25,624	19,914	—	2,404	124,092
Consumer and other	802	72	—	—	—	—	—	874
Construction	19,630	9,453	1,217	2,488	14,503	—	—	47,291
NOO CRE	24,062	86,987	16,865	43,261	65,810	1,895	15,914	254,794
OO CRE	11,373	32,641	13,481	47,261	59,773	1,888	817	167,234
Multifamily	6,836	29,238	5,654	20,562	5,132	—	—	67,422
Total loans	$100,598	$223,191	$53,733	$152,435	$169,628	$8,522	$27,389	$735,495
57

Allocation of Allowance for Credit Losses

The following tables present the allocation of the ACL on loans held-for-investment and the percentage of the total amount of loans held-for-investment in each category listed and as of the dates indicated:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Allowance Amount	% of Portfolio	Allowance Amount	% of Portfolio
1-4 Family residential real estate	$977	1.32%	$736	1.19%
Commercial	2,688	2.17%	924	1.84%
Consumer and other	9	1.03%	8	1.15%
Construction	729	1.54%	512	1.48%
NOO CRE	3,374	1.32%	1,859	1.10%
OO CRE	2,245	1.34%	1,201	1.46%
Multifamily	779	1.16%	620	1.02%
Total	$10,801	1.47%	$5,860	1.28%

The ACL increase from December 31, 2023, primarily reflects impacts from the March 19, 2024, CBOA Merger as more fully discussed above. For further information regarding the Merger, also see Note 2 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

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

Historically other real estate owned (OREO) represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO generally are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We typically have incurred recurring expenses relating to OREO in the form of maintenance, taxes, insurance, and legal fees, among others, until the OREO parcel is disposed. While disposition efforts with respect to our OREO are generally ongoing, if these properties are appraised at lower-than-expected values or if we are unable to sell the properties at the prices for which we expect to be able to sell them, we may incur additional losses. Southwest Heritage Bank held $3 million of OREO, represented by one out of market commercial real estate property, at December 31, 2023, and no OREO at June 30, 2024.

The following tables set forth our non-performing assets, non-performing asset ratios, and net losses as a percentage of average loans for each period presented:

Nonperforming assets

(Dollars in thousands)	June 30, 2024	December 31, 2023
Nonaccrual loans:
1-4 Family residential real estate	$62	$66
Commercial	3,455	1,208
Consumer and other	—	—
Construction	—	—
NOO CRE	—	—
OO CRE	—	—
Multifamily	933	970
Total nonaccrual loans	4,450	2,244
Accrual loans greater than 90 days past due	—	—
Total nonperforming loans (NPLs)	4,450	2,244
Other real estate owned and foreclosed assets, net	—	3,000
Total nonperforming assets (NPAs)	$4,450	$5,244

ACL	10,801	5,860
NPLs	4,450	2,244
ACL to NPLs	242.72%	261.14%

NPA’s	4,450	5,244
Total Assets	922,271	581,265
NPAs to total assets	0.48%	0.90%

NPLs	4,450	2,244
Total Loans	735,495	457,027
NPLs to total loans	0.61%	0.49%

Total nonperforming assets were $4.5 million as of June 30, 2024, compared to $5.2 million at December 31, 2023. The decrease reflects the sale of the note for the prior OREO balance, partially offset by the non-accrual loans acquired through the CBOA Merger on March 19, 2024.

Potential problem loans are loans which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Management has not identified any potential problem loans not included in the nonperforming assets table above.

Allowance for Credit Losses – Unfunded loan commitments

The following tables present the changes in the ACL on unfunded loan commitments for the three and six months ended June 30, 2024:

Three months ended June 30, 2024 (in 000s)	Unfunded Loan Commitments
Allowance for credit losses:
Beginning balance	$390
Provision for credit losses	(40)
Ending balance	$350

Six months ended June 30, 2024 (in 000s)	Unfunded Loan Commitments
Allowance for credit losses:
Beginning balance	$135
Impact of merger with CBOA Financial, Inc.	222
Provision for credit losses	(7)
Ending balance	$350

Deposits

Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $769.7 million and $460.0 million as of June 30, 2024, and December 31, 2023, respectively. The primary reason for this large increase was the March 19, 2024, Merger with CBOA.

The following table sets forth the average balance amounts and the average rates paid on deposits held by us for the periods presented:

	For the three months ended June 30,
	2024		2023
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposits	$184,263	—%	$93,690	—%
Interest-bearing demand and NOW deposits	386,127	2.74	253,364	2.50
Certificates of deposit	215,393	4.26	122,853	3.40
Total deposits	$785,783	2.51%	$469,907	2.21%

	For the six months ended June 30,
	2024		2023
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposits	$141,082	—%	$87,388	—%
Interest-bearing demand and NOW deposits	322,608	2.89	272,992	2.32
Certificates of deposit	175,520	4.44	108,045	3.09
Total deposits	$639,210	2.68%	$468,425	2.07%

For the three months ended June 30, 2024, and June 30, 2023, average certificates of deposit included average brokered CD balances of $8.1 million and $19.8 million, respectively. For the six months ended June 30, 2024, and June 30, 2023, average certificates of deposit included average brokered CD balances of $10.0 million and $15.3 million, respectively. The decline in our brokered CD deposits in 2024 is due to brokered CD maturities which were paid off with excess cash on hand.

The following table sets forth the portion of the Bank’s time deposits, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of June 30, 2024:

(In thousands)
Three months or less	$27,919
Over three months through six months	18,808
Over six months through twelve months	10,138
Over twelve months	19,491
Total	$76,356

As of June 30, 2024, and December 31, 2023, approximately $179.5 million and $195.6 million of our total deposit portfolio was uninsured. The estimates are based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Federal Reserve Bank and Federal Home Loan Bank Advances

Other than deposits, we also utilize Federal Home Loan Bank (FHLB) advances and Federal Reserve Bank (FRB) advances as supplementary funding sources to finance our operations. At June 30, 2024, we had $27 million of borrowings through the FRB’s Bank Term Funding Program (BTFP) established in March 2023. At December 31, 2023, we had $29 million borrowings through the BTFP. Our advances from the FRB are collateralized by pledged securities. At June 30, 2024, we had $28.8 million in availability through the FRB’s Discount Window. As of June 30, 2024, we had $243.9 million in borrowing capacity at the FHLB of San Francisco.

The following table presents certain attributes of debt. The maximum month-end balance represents the high indebtedness at any month end during the first six months of 2024.

			Maximum
	Ending	Period	Month End	Period Average
	Balance	End Rate	Balance	Balance	Rate
As of and for the six months ended June 30, 2024
Federal Home Loan Bank Advances	$0	0.00%	0	$0	0.00%
FRB Advances	27,000	4.83%	49,000	30,054	5.09%
Other Debt, net	28,949	4.58%	29,145	26,597	4.76%
Total	$55,949	4.73%	$78,145	$56,651	4.94%

Other Debt

In addition to our FRB advances, we also have subordinated debt amounting to $23.1 million at June 30, 2024, trust preferred securities acquired in the CBOA Merger totaling $4.2 million, and $1.7 million of Federal Funds purchased. See Note 7—Borrowings in our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Bancorp 34 (Parent Company)

Bancorp 34 has routine cash needs consisting primarily of operating expenses and debt service. Bancorp 34 can obtain funding to meet its obligations from dividends collected from its subsidiary, Southwest Heritage Bank, and through the issuance of varying forms of debt and equity. At June 30, 2024, Bancorp 34 had cash and equivalents of $4.6 million, a $1.5 million note receivable from the Southwest Heritage Bank ESOP, and debt outstanding of $28.7 million, which includes $5.2 million related to trust preferred debt assumed in connection with the merger with Commerce Bank of Arizona. Management believes Bancorp 34 has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term. Cash balances declined from the prior quarter primarily due to a $10 million capital injection into the Bank.

Federal banking laws regulate the dollar amount of dividends that may be paid by banking subsidiaries without prior approval. Southwest Heritage Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2022 or 2023. During the first half of 2024, Southwest Heritage Bank did not pay a dividend to Bancorp 34.

Southwest Heritage Bank

Southwest Heritage Bank’s liquidity management policy and our asset and liability management policy, or ALM policy, provides the framework that we use to seek to maintain adequate liquidity and sources of available liquidity at levels that will enable us to meet all reasonably foreseeable short-term, long-term, and strategic liquidity demands. Our Asset and Liability Management Committee, or ALCO, is responsible for oversight of our liquidity risk management activities in accordance with the provisions of our ALM Policy and applicable bank regulatory capital and liquidity laws and regulations. Our liquidity risk management process includes (i) ongoing analysis and monitoring of our funding requirements under various economic and interest rate scenarios, (ii) review and monitoring of lenders, depositors, brokers and other liability holders to ensure appropriate diversification of funding sources, and (iii) liquidity contingency planning to address liquidity needs in the event of unforeseen market disruption, including appropriate allocation of funds to a liquid portfolio of marketable securities and investments. We continuously monitor our liquidity position in order for our assets and liabilities to be managed in a manner that we believe will meet our immediate and long-term funding requirements. We seek to manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return-on-investment objectives of our stockholders. We also monitor our liquidity requirements in light of interest rate trends, changes in the economy, and the scheduled maturity and interest rate sensitivity of our securities and loan portfolios and deposits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control when we make investment decisions.

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

At June 30, 2024, Southwest Heritage Bank’s cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $78.7 million, or 8.5% of Southwest Heritage Bank’s total assets, compared to $28.9 million, or 5.0% of total assets, at December 31, 2023. The increase in Southwest Heritage Bank’s liquid assets, during the first half of 2024, reflects cash acquired in the Merger, proceeds from the sale of the marked investment portfolio acquired in the Merger, loan payoffs, and the sale of a parcel of other real estate owned. These cash increases were partially offset by the decline in deposit balances and the payoff of borrowings.

The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At June 30, 2024, net loans as a percentage of deposits were 94.2%, compared to 98.1% at December 31, 2023. For additional information related to our deposits, see the “Deposits” section above.

We also have borrowing capacity at the Federal Reserve Bank (“FRB”) of San Francisco and the FHLB of San Francisco, from which we can borrow for leverage or liquidity purposes. Both the FRB and FHLB require that securities and/or qualifying loans be pledged to secure any advances. At June 30, 2024, Southwest Heritage Bank had: (i) $27 million in advances from the FRB’s BTFP; (ii) $28.8 million in availability through the FRB’s Discount Window; (iii) $244 million in borrowing capacity at the FHLB of San Francisco; and (iv) fully available unsecured Federal funds lines-of-credit with certain other financial institutions totaling $49.8 million.

Management believes Southwest Heritage Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.

Capital Resources

Stockholders’ equity at June 30, 2024, and December 31, 2023, was $84.1 million and $60.7 million, respectively. This increase primarily reflects the $23.3 million estimated fair value of our 2.7 million common shares issued as consideration in connection with the Merger during the first quarter of 2024.

We are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.

Regulatory capital rules adopted in July 2013 and fully-phased in as of January 1, 2019, which we refer to as the Basel III rules, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with consolidated assets of more than $3 billion. In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain the fully-phased in “capital conservation buffer” of 2.5% on top of its minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1 risk-based capital, but the buffer applies to all three measurements (common equity Tier 1 risk-based capital, Tier 1 capital and total capital). At June 30, 2024, Bancorp 34 and Southwest Heritage Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized.

The following table shows the regulatory capital ratios for Bancorp 34 (consolidated) at the dates indicated:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To be Well- Capitalized under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024
Total risk-based capital to risk-weighted assets	$113,982	14.27%	$63,911	8.00%	$N/A	N/A	%
Tier 1 risk-based capital to risk-weighted assets	80,509	10.08	47,933	6.00	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 leverage capital to average assets	80,509	8.62	37,353	4.00	N/A	N/A

As of December 31, 2023
Total risk-based capital to risk-weighted assets	$96,761	19.20%	$40,311	8.00%	$N/A	N/A	%
Tier 1 risk-based capital to risk-weighted assets	65,651	13.03	30,234	6.00	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 leverage capital to average assets	65,651	11.20	23,446	4.00	N/A	N/A
64

The following table shows the regulatory capital ratios for Southwest Heritage Bank at the dates indicated:

					Minimum Required
					To be Well-
			Minimum Required		Capitalized under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024
Total risk-based capital to risk-weighted assets	$108,425	13.61%	$63,733	8.00%	$79,666	10.00%
Tier 1 risk-based capital to risk-weighted assets	98,452	12.36	47,792	6.00	63,723	8.00
Common Equity Tier 1 (CET 1) to risk-weighted assets	98,452	12.36	37,174	4.50	51,775	6.50
Tier 1 leverage capital to average assets	98,452	10.58	39,140	4.00	46,527	5.00

As of December 31, 2023
Total risk-based capital to risk-weighted assets	$74,142	14.79%	$40,114	8.00%	$50,143	10.00%
Tier 1 risk-based capital to risk-weighted assets	68,032	13.57	30,086	6.00	40,114	8.00
Common Equity Tier 1 (CET 1) to risk-weighted assets	68,032	13.57	22,564	4.50	32,593	6.50
Tier 1 leverage capital to average assets	68,032	11.66	23,347	4.00	29,184	5.00

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

The following table summarizes commitments as of the dates presented (dollars in thousands):

	June 30,		December 31,
	2024		2023
	Fixed	Variable	Fixed	Variable
Commitments to extend credit	$10,477	$14,039	$5,327	$6,966
Unused lines of credit	4,273	48,277	3,962	18,859
Totals	$14,750	$62,316	$9,289	$25,825

Contractual Obligations

We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk, and liquidity risk.

The following table summarizes our contractual obligations as of June 30, 2024, and December 31, 2023:

(In thousands)		Less than	1-3	3-5	More than
June 30, 2024	Total	1 Year	Years	Years	5 Years
Long-term debt:
FRB term advances	$27,000	$27,000	$—	$—	$—
Subordinated debt	23,500	—	—	—	23,500
Trust preferred securities	5,155	—	—	—	5,155
Total long-term debt	77,655	49,000	—	—	28,655
Operating leases	4,958	895	1,682	1,601	780
Certificates of deposit	214,415	178,711	30,846	4,859	0
Total	$297,982	$228,512	$33,533	$6,296	$29,641

(In thousands)		Less than	1-3	3-5	More than
December 31, 2023	Total	1 Year	Years	Years	5 Years
Long-term debt:
FRB term advances	$29,000	$29,000	$—	$—	$—
Subordinated debt	25,000	—	—	—	25,000
Total long-term debt	54,000	29,000	—	—	25,000
Operating leases	2,344	325	726	749	544
Certificates of deposit	128,403	93,675	30,390	4,338	0
Total	$184,747	$123,000	$31,116	$5,087	$25,544
66

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required of smaller reporting companies.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

During the quarter ended June 30, 2024, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

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

BANCORP 34, INC.

Date: August 14, 2024	By:	/s/ Ciaran McMullan
	Name:	Ciaran McMullan
	Title:	Chairman and Chief Executive Officer

Date: August 14, 2024	By:	/s/ Kevin Vaughn
	Name:	Kevin Vaughn
	Title:	Chief Financial Officer
69

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	line XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
70