Form 10-Q
period 2024-09-30
Bancorp 34, Inc.
filed 2024-11-13
CIK 1668340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, the registrant had 6,609,615 shares of common stock, par value $0.01 per share, issued and outstanding.

BANCORP 34, INC.

Quarterly Report on Form 10-Q

September 30, 2024

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	the possibility that the anticipated benefits of our merger (the “Merger”) with CBOA Financial, Inc. (“CBOA”), including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where the Company and CBOA do business or as a result of other unexpected factors or events;
•	the impact of purchase accounting with respect to the Merger, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
•	diversion of management’s attention from ongoing business operations and opportunities;
•	potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the Merger;
•	the integration of the business and operations of CBOA, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to CBOA’s existing business;
•	challenges retaining or hiring key personnel;
•	business disruptions following the Merger;
•	the outcome of pending or threatened litigation or of matters before regulatory agencies, whether currently existing or commencing in the future, including litigation related to cybersecurity breaches or the Merger;
•	increased capital requirements, other regulatory requirements or enhanced regulatory supervision;
•	the inability to increase revenue and earnings;
•	the inability to efficiently manage operating expenses;
•	changes in capital markets;
•	changes in asset quality and credit risk;
•	changes in deposit costs and liquidity risk;
•	adverse changes in economic conditions;
•	Deterioration of the market for commercial real estate, including as a result of continued increasing ecommerce volumes, hybrid or remote work arrangements following the COVID-19 pandemic, higher vacancy rates, higher interest rates, property fraud and other factors;
•	customer borrowing, repayment, investment and deposit practices;
•	the impact, extent and timing of technological changes;
•	changes in legislation, regulation, policies or administrative practices, whether by judicial, governmental or legislative action, including, but not limited to, changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection and insurance, and the ability to comply with such changes in a timely manner;
•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
•	changes in interest rates, which may affect the Company’s net income and other future cash flows, or the market value of the Company’s assets, including its investment securities;
•	our ability to lower our funding costs at a rate commensurate with any decreases in the rates that we can charge for loans;
•	changes in accounting principles, policies, practices or guidelines;
•	failure to attract new customers and retain existing customers in the manner anticipated;
•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan or other systems;
•	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation; and
•	other actions of state and federal banking regulators and legislative and regulatory actions and reforms.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BANCORP 34, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited) September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$66,940	$27,182
Federal funds sold	60,860	1,715
Total cash and cash equivalents	127,800	28,897

Available-for-sale securities, at fair value	58,191	56,690

Held-to-maturity securities, at amortized cost, net of allowance for credit losses	5,638	5,684

Loans held for investment	703,135	457,027
Allowance for credit losses	(10,523)	(5,860)

Loans held for investment, net	692,612	451,167

Other real estate owned	—	3,000
Premises and equipment, net	8,441	7,350
Operating leases right-of-use assets	4,301	1,819
Other investments	6,186	4,063
Accrued interest receivable	2,619	1,597
Deferred income tax asset, net	8,508	4,884
Bank owned life insurance	12,054	11,847
Core deposit intangible, net	8,004	—
Prepaid and other assets	5,060	4,267
Total assets	$939,414	$581,265

See accompanying notes to unaudited consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value data)

	(Unaudited) September 30, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand deposits	$204,418	$88,091
Savings and NOW deposits	343,114	243,505
Time deposits	237,649	128,403
Total deposits	785,181	459,999

Federal Reserve Bank BTFP Advances	27,000	29,000
Subordinated debt, net of issuance costs	23,135	24,595
Subordinated debentures, trust preferred securities	4,183	—
Escrows	181	168
Operating lease liabilities	4,869	2,011
Accrued interest and other liabilities	7,743	4,771
Total liabilities	852,292	520,544

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value Authorized: 100,000,000 shares, including 1,100,000 shares of non-voting common stock
Voting common stock, $0.01 par value Issued and outstanding: 6,614,315 and 3,873,895 on September 30, 2024, and December 31, 2023, respectively	66	39
Non-voting common stock, $0.01 par value Issued and outstanding: 820,115 on September 30, 2024, and December 31, 2023	8	8
Additional paid-in capital	66,705	43,279
Retained earnings	25,842	24,301
Accumulated other comprehensive loss	(4,197)	(5,560)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,302)	(1,346)
Total stockholders’ equity	87,122	60,721

Total liabilities and stockholders’ equity	$939,414	$581,265

See accompanying notes to unaudited consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest and dividend income:
Interest and fees on loans	$12,314	$6,631	$32,238	$19,082
Interest on securities	478	395	1,444	1,218
Interest on other interest-earning assets	1,376	146	3,037	420
Total interest income	14,168	7,172	36,719	20,720

Interest expense:
Interest on deposits	5,087	2,994	13,604	7,813
Interest on borrowings	695	474	2,086	1,316
Total interest expense	5,782	3,468	15,690	9,129

Net interest income	8,386	3,704	21,029	11,591

Provision (benefit) for credit losses	—	3,146	3,866	3,280

Net interest income after provision for credit losses	8,386	558	17,163	8,311

Noninterest income:
Service charges on deposit accounts	167	106	424	328
Bank owned life insurance	70	63	207	183
Gain on sale of loans, net	22	17	27	83
Loss on sale of other real estate owned	—	—	(432)	—
Preliminary bargain purchase gain on the merger (Note 2)	—	—	5,018	—
Other income	8	(22)	11	(65)
Total noninterest income	267	164	5,255	529

Noninterest expense:
Salaries and employee benefits	3,129	1,488	9,057	5,144
Occupancy	700	293	1,817	843
Data processing	929	622	2,720	1,908
FDIC and other insurance expense	173	70	554	224
Professional Fees	402	153	1,259	486
Merger Costs	—	529	3,762	1,333
Advertising	97	4	193	31
Core Deposit Intangible Amortization	430	—	926	—
Other expenses	741	441	1,764	1,023
Total noninterest expense	6,601	3,600	22,052	10,992

(Loss) income before provision for income taxes	2,052	(2,878)	366	(2,152)
(Benefit from) provision for income taxes	477	(603)	(1,175)	(426)
Net (loss) income	$1,575	$(2,275)	$1,541	$(1,726)

Earnings per share:
Basic	$0.22	$(0.52)	$0.24	$(0.48)
Diluted	$0.22	$(0.52)	$0.24	$(0.48)

See accompanying notes to unaudited consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$1,575	$(2,275)	$1,541	$(1,726)
Other comprehensive (loss) gain:
Change in net unrealized gain (loss) on securities available for sale	2,115	(1,423)	2,029	(906)
Tax effect	(534)	354	(511)	179
Reclassification of gains on hedged items	(206)	—	(206)	—
Tax effect	51	—	51	—
Comprehensive income (loss)	$3,001	$(3,344)	$2,904	$(2,453)

See accompanying notes to unaudited consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except share data)
Three Months Ended September 30, 2024, and 2023

	Shares			Balances
									Accumulated
									Other
	Voting	Non-voting	Series A	Voting	Non-voting	Series A	Additional		Comprehensive	Unearned
	Common	Common	Preferred	Common	Common	Preferred	Paid-In	Retained	Income	ESOP
	Shares	Shares	Shares	Stock	Stock	Stock	Capital	Earnings	(Loss), Net	Shares	Total
BALANCE, JUNE 30, 2023	3,875,945	—	820,115	$39	$—	$8	$43,249	$28,251	$(6,431)	$(1,376)	$63,740

Net income	—	—	—	—	—	—	—	(2,275)	—	—	(2,275)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,069)	—	(1,069)
Equity awards	(1,250)	—	—	—	—	—	(9)	—	—	15	6
Conversion of Series A preferred stock to non-voting common stock	—	820,115	(820,115)	—	8	(8)	—	—	—	—	—

BALANCE, SEPTEMBER 30, 2023	3,874,695	820,115	—	39	8	—	43,240	25,976	(7,500)	(1,361)	60,402

BALANCE, JUNE 30, 2024	6,614,315	820,115	—	$66	$8	$—	$66,697	$24,267	$(5,623)	$(1,316)	$84,099

Net income	—	—	—	—	—	—	—	1,575	—	—	1,575
Other comprehensive income	—	—	—	—	—	—	—	—	1,426	—	1,426
Equity awards	—	—	—	—	—	—	8	—	—	14	22

BALANCE, SEPTEMBER 30, 2024	6,614,315	820,115	—	$66	$8	$—	$66,705	$25,842	$(4,197)	$(1,302)	$87,122

See accompanying notes to unaudited consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except share data)
Nine Months Ended September 30, 2024, and 2023

	Shares			Balances
									Accumulated
									Other
	Voting	Non-voting	Series A	Voting	Non-voting	Series A	Additional		Comprehensive	Unearned
	Common	Common	Preferred	Common	Common	Preferred	Paid-In	Retained	Income	ESOP
	Shares	Shares	Shares	Stock	Stock	Stock	Capital	Earnings	(Loss), Net	Shares	Total
BALANCE, JANUARY 1, 2023	3,032,606	—	521,849	$30	$—	$5	$28,369	$29,013	$(6,773)	$(1,406)	$49,238
Cumulative adjustment for day one adoption of ASU 2016-13, net of tax	—	—	—	—	—	—	—	(654)	—	—	(654)
BALANCE, JANUARY 1, 2023 (as adjusted for the adoption of ASU 2016-13)	3,032,606	—	521,849	$30	$—	$5	$28,369	$28,359	$(6,773)	$(1,406)	$48,584

Net loss	—	—	—	—	—	—	—	(1,726)	—	—	(1,726)
Other comprehensive loss	—	—	—	—	—	—	—	—	(727)	—	(727)
Equity awards, net	9,000	—	—	—	—	—	—	—	—	—	—
Share repurchase	(15,000)	—	—	—	—	—	(210)	—	—	—	(210)
Issuance of common shares, net of cost	848,089	—	—	9	—	—	10,857	—	—	—	10,866
Issuance of Series A preferred shares, net of cost	—	—	298,266	—	—	3	4,173	—	—	—	4,176
Conversion of Series A preferred stock to non-voting common stock	—	—	—	—	8	(8)	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(656)	—	—	(656)

BALANCE, SEPTEMBER 30, 2023	3,874,695	820,115	—	$39	$8	$—	$43,240	$25,976	$(7,500)	$(1,361)	$60,402

BALANCE, January 1, 2024	3,873,895	820,115	—	$39	$8	$—	$43,279	$24,301	$(5,560)	$(1,346)	60,721

Net income	—	—	—	—	—	—	—	1,541	—	—	1,541
Other comprehensive income	—	—	—	—	—	—	—	—	1,363	—	1,363
Equity awards	(1,824)	—	—	—	—	—	143	—	—	44	187
Issuance of common stock for the Merger, (Note 2)	2,742,244	—	—	27	—	—	23,283	—	—	—	23,310

BALANCE, SEPTEMBER 30, 2024	6,614,315	820,115	—	$66	$8	$—	$66,705	$25,842	$(4,197)	$(1,302)	$87,122

See accompanying notes to unaudited consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$1,541	$(1,726)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	754	419
Stock dividends on other investments	(263)	(32)
Amortization of premiums and discounts on securities, net	118	200
Amortization of equity awards	187	105
Originations of loans held for sale	(1,866)	(924)
Gain on sale of loans	(27)	(83)
Proceeds from sale of loans	3,088	1,007
Loss on sale other real estate owned	432	—
Provision for credit losses	3,866	3,280
Net appreciation on bank-owned life insurance	(207)	(183)
Deferred income tax (benefit) expense	(995)	1
Preliminary bargain purchase gain from CBOA Financial, Inc. merger	(5,018)	—
Accretion of discount on loans	(2,602)	—
Core deposit intangible amortization	926	—
Amortization of discount on time deposits	173	—
Amortization of discount on subordinated debt	40	—

Changes in operating assets and liabilities:
Accrued interest receivable	556	16
Prepaid and other assets	300	695
Accrued interest and other liabilities	1,054	1,519
Other, net	291	—

Net cash provided by operating activities	2,348	4,304

CASH FLOWS FROM INVESTING ACTIVITIES
CBOA Financial, Inc. merger, cash acquired	30,927	—
Proceeds from calls, sales, maturities, or principal payments on available-for-sale securities	59,933	4,136
Purchases of available-for-sale securities	(4,953)	—
Net (purchase) redemptions of other investments	—	(1,606)
Net change in loans held for investment	67,003	(17,173)
Proceeds from sale of other real estate owned	2,568	—
Purchases of premises and equipment	(242)	(100)

Net cash provided by (used in) investing activities	155,236	(14,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(21,721)	(19,146)
Proceeds from Federal Home Loan Bank advances and other borrowings	1,663	242,398
Repayments of Federal Home Loan Bank advances and other borrowings	(38,623)	(229,398)
Common stock repurchases	—	(210)
Common stock issuance, net	—	10,866
Preferred stock issuance, net	—	4,176
Payment of dividends	—	(656)

Net cash (used in) provided by financing activities	(58,681)	8,030

NET CHANGE IN CASH AND CASH EQUIVALENTS	98,903	(2,409)
CASH AND CASH EQUIVALENTS, beginning of period	28,897	16,947

CASH AND CASH EQUIVALENTS, end of period	$127,800	$14,538

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and borrowings	$14,110	$8,867
Income taxes paid (refunds received)	$7	$124
Right-of-use assets obtained in exchange for new operating lease liabilities	$156	$—

See accompanying notes to unaudited consolidated financial statements.

BANCORP 34, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Significant estimates include, but are not limited to, allowance for credit losses, the fair value marks used in accounting for the acquisition of CBOA (including estimate of consideration paid, fair value estimates of CBOA’s loans, deposits, long-term debt and a Core Deposit Intangible asset as a result of the Merger) and estimating the effective tax rate for the Company for 2024 in full. The Company holds collateral dependent loans that are categorized as level three investments and are valued on a non-recurring basis using unobservable inputs further described in Note 14.

Subsequent events – Subsequent events have been evaluated through the date the consolidated financial statements were issued.

Cash and cash equivalents – Cash and cash equivalents include cash, due from banks, and federal funds sold. Generally, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. In monitoring credit risk associated with deposits in other banks, the Bank periodically evaluates the stability of the correspondent financial institutions. Banks may be required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. No reserves were required at September 30, 2024, and December 31, 2023.

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

Acquired Loans – At the purchase or acquisition date, loans are evaluated to determine whether there has been more than insignificant credit deterioration since origination. Loans that have experienced more than insignificant credit deterioration since origination are referred to as purchase credit deteriorated (PCD) loans. In its evaluation of whether a loan has experienced more than insignificant deterioration in credit quality since origination, the Company takes into consideration loan grades, payment performance, past due status, and nonaccrual status. The Company also considered the results of an independent external credit review completed during the due diligence phase to identify other loans that have experienced deterioration. At the purchase or acquisition date, the amortized cost basis of PCD loans is equal to the purchase price and an initial estimate of credit losses. The initial recognition of expected credit losses on PCD loans is reflected as a “Day 2” on-balance sheet gross-up to the allowance for credit losses and as an increase to PCD loans. When the initial measurement of expected credit losses on PCD loans is calculated on a pooled loan basis, the expected credit losses are allocated to each loan within the pool. Any difference between the initial amortized cost basis and the unpaid principal balance of the loan represents a noncredit discount or premium, which is accreted (or amortized) into interest income over the life of the loan. Subsequent changes to the ACL on PCD loans are recorded through the provision for credits losses. For purchased loans that are not deemed to have experienced more than insignificant credit deterioration since origination and are therefore not deemed PCD, any discounts or premiums included in the purchase price are accreted (or amortized) over the contractual life of the individual loan. See Note 2 - Business Combination for further information related to PCD and Non-PCD loans acquired in connection with the Merger.

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

Other investments – The Bank has investments in The Independent Bankers Bank (TIB), Pacific Coast Bankers’ Bancshares (PCBB) and the Federal Home Loan Bank (FHLB) of Dallas. The Bank is a member of FHLB system. The Bank is required to maintain minimum levels of FHLB stock-based on various factors, including the amount of borrowings outstanding, mortgage assets, and the Bank’s total assets. Financial institution stock is carried at cost, is classified as a restricted security, and is periodically evaluated for impairment based on ultimate recovery. The carrying value of financial institution stocks at September 30, 2024, and December 31, 2023, was $4,665,000 and $3,254,000, respectively. Cash and stock dividends are recorded in Other Income in the Consolidated Statement of Comprehensive Income.

The Company invested in the Castle Creek Launchpad Fund I, LP in April 2022. The Company has committed to funding up to $2 million over a 4-year funding period. As of September 30, 2024, the investment has a carrying value of $982,000 compared to $828,000 as of December 31, 2023. As of both dates, the investment was valued using the net asset value practical expedient. The scope of the NAV practical expedient is limited to investments without readily determinable fair values in entities that calculate NAV per share consistently with the measurement principles of ASC 946, Financial Services — Investment Companies. Both criteria were present at each of the balance sheet dates noted above.

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

Other real estate owned – Other real estate owned is comprised of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Generally, these properties are initially recorded at fair value, less estimated cost to sell at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management; other real estate owned is carried at the lower of the carrying amount or fair value, less the estimated cost to sell. Expenses, gains and losses on disposition, and reductions in carrying value are reported as non-interest expenses. There was no other real estate owned as of September 30, 2024, and $3,000,000 of other real estate owned at December 31, 2023.

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

Allowance for credit losses - off-balance sheet credit exposures: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the Provision for credit losses and is recorded in other liabilities. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The probability of funding is based on historical utilization statistics for unfunded loan commitments that are not unconditionally cancelable by the Company. The loss rates used are calculated using the same assumptions as the associated funded balance.

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

Comprehensive income (loss) – Comprehensive income (loss) consists of unrealized gains and losses on securities available for sale, net of gains or losses reclassified on securities designated as hedged items in fair value hedges as of September 30, 2024, and solely of unrealized gains and losses on available for sale securities as of December 31, 2023.

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

Derivatives – At the inception of derivative contracts, the Company designates derivatives as one of two types based on our intention and belief as to the likely effectiveness of the hedge. These two types are: (i) a hedge of changes in fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”); and (ii) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”).

For a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same period during which the hedged transaction affects the earnings. The changes in fair value of derivatives that do not qualify for hedge accounting are reported in current earnings.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Cash flows on hedges are classified in the cash flow statement in the same line item as the cash flows of the item being hedged.

The initial fair value of hedge components excluded from the assessment of effectiveness are recognized in the consolidated balance sheet under a systematic and rational method over the life of the hedging relationship and are presented in the same income statement line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings are recorded as a component of other comprehensive income.

The Company discontinues hedge accounting when it is determined that the derivative is no longer effective in offsetting changes in fair values or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or the treatment of the derivative as a hedge is no longer appropriate or intended. When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods in which the hedged transactions will affect earnings.

The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. We anticipate that the counterparties will be able to fully satisfy their obligation under our derivative contracts with them. All the contracts to which we are a party have cash flows that settle monthly.

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

On November 27, 2023, the FASB issued ASU 2023-07, “Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures”, intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. The amendments in the update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. For public business entities, amendments in the update should be applied retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact of this standard on its disclosures, however does not expect adoption of the update to have a material impact on the consolidated financial statements.

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

We accounted for the Merger using the acquisition method of accounting in accordance the Financial Accounting Standards Board’s Accounting Standards Code 805 (“ASC 805”), Business Combinations, and accordingly, the assets and liabilities of CBOA were recorded at their respective Merger date estimated fair values. The estimated fair values of assets and liabilities are preliminary and subject to refinement during the measurement period (which cannot exceed one year from the Merger date), as additional information relative to the Merger date fair values becomes available. Effective in March 2024, we recognized a preliminary bargain purchase gain of $5.1 million in connection with the Merger (not taxable for income tax purposes), which is recognized in our first quarter 2024 operating results. The core deposit intangible asset of $8.9 million represents the estimated value of Commerce Bank of Arizona’s long-term deposit relationships with its customers and will be amortized over an estimated weighted average life of ten years using an accelerated method, which approximates the estimated run-off of the acquired deposits. During 2023 and through September 30, 2024, Bancorp 34 incurred, on a cumulative basis, approximately $6.8 million of Merger-related expenses.

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

(in thousands)	As Recorded by CBOA	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by Bancorp 34
Fair Value of the common stock consideration			$23,310

Identifiable assets acquired:
Cash and cash equivalents	$30,927	$—	$30,927
Debt securities available-for-sale, at fair value	57,844	376	58,220
Loans
Purchased performing	300,080	(15,357)	284,723
Purchased credit deteriorated	30,425	(4,262)	26,163
Allowance for credit losses on loans	(3,855)	3,855	—
Deferred loan fees	(1,033)	1,033	—
Deferred tax on assets acquired	—	1,233	1,233
Operating right-of-use assets	2,866	—	2,866
Core deposit intangibles	—	8,930	8,930
Other assets	6,284	(20)	6,264
Total identifiable assets acquired	$423,538	$(4,212)	$419,326

Identifiable liabilities assumed:
Deposits	346,995	(252)	346,743
Short-term borrowings	35,000	—	35,000
Long-term borrowings	5,155	(1,012)	4,143
Deferred taxes on liabilities assumed	—	253	253
Other liabilities	4,661	80	4,741
Total identifiable liabilities assumed	$391,811	$(931)	$390,880

Net identifiable assets acquired	$31,727	$(3,281)	$28,446

Preliminary bargain purchase gain			$(5,136)

As permitted by ASC 805, Business Combinations, the above preliminary estimates may be refined during the measurement period (which cannot exceed one year from the Merger date), to reflect any new information obtained about facts and circumstances existing at the Merger date. Any changes in the above preliminary estimates will be recognized in the period identified.

During the nine months ended September 30, 2024, certain measurement period adjustments were recognized as shown in the table below:

(in thousands)	Estimated Fair Values as Recorded by Bancorp 34	Measurement Period Adjustments for the nine months ended September 30, 2024	September 30, 2024
Fair Value of the common stock consideration	$23,310	$—	$23,310

Identifiable assets acquired:
Cash and cash equivalents	30,927	—	30,927
Debt securities available-for-sale, at fair value	58,220	—	58,220
Loans:
Purchased performing	284,723	—	284,723
Purchased credit deteriorated	26,163	—	26,163
Allowance for credit losses on loans	—	—	—
Deferred Loan Fees	—	—	—
Deferred tax on assets acquired	1,233	(157)	1,076
Operating right-of-use assets	2,866	—	2,866
Core deposit intangibles	8,930	—	8,930
Other assets	6,264	39	6,303
Total identifiable assets acquired	$419,326	$(118)	$419,208

Identifiable liabilities assumed:
Deposits	346,743	—	346,743
Short-term borrowings	35,000	—	35,000
Long-term borrowings	4,143	—	4,143
Deferred taxes on liabilities assumed	253	—	253
Other liabilities	4,741	—	4,741
Total identifiable liabilities assumed	$390,880	$—	$390,880

Net identifiable assets acquired	$28,446	$(118)	$28,328

Preliminary bargain purchase gain	$(5,136)	$118	$(5,018)

There were no measurement period adjustments during the three months ended September 30, 2024.

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

Pro forma amounts for the three months ended September 30, 2024, primarily reflect the following pro forma adjustments: (i) interest and fee income decrease related to lower loan discount accretion income of $162,000 and related taxes of $40,000; (ii) interest expense decrease related to lower deposit liability and long-term debt discount expense of $66,000 and related taxes of $17,000; and (iii) non-interest expense decrease due to lower Core Deposit Intangible amortization expense of $60,000 and related taxes of $15,000.

Pro forma amounts for the three months ended September 30, 2023, primarily reflect the following pro forma adjustments: (i) interest and fee income increase related to loan discount accretion income of $775,000 and related taxes of $194,000; (ii) interest and fee income decrease, due to the removal of CBOA’s pre-Merger loan fee income of $230,000 and related taxes of $58,000 (iii) interest expense increase related to deposit liability and long-term debt discount expense of $52,000 and related taxes of $13,000; (iii) non-interest expense decrease due to removal of Merger expenses for both CBOA and the Bank of $660,000 and related taxes of $36,000; and (iv) non-interest expense increase due to Core Deposit Intangible amortization expense of $415,000 and related taxes of $104,000. The pro forma net loss for the three months ended September 30, 2023, also reflects a $3 million pre-tax provision for credit losses in connection with one troubled real estate credit.

Pro forma amounts for the nine months ended September 30, 2024, primarily reflect the following pro forma adjustments: (i) interest and fee income decrease related to lower loan discount accretion income of $277,000 and related taxes of $70,000; (ii) interest and fee income decrease due to the removal of CBOA’s pre-Merger loan fee income of $175,000 and related taxes of $44,000; (iii) interest expense decrease related to deposit liability and long-term debt discount expense of $141,000 and related taxes of $35,000; (iv) provision for credit losses decrease due to removal of the Merger-related non-recurring Day 2 Non-PCD Loan charge of $4.1 million and related taxes of $1 million; and (v) non-interest income decrease due to removal of a non-recurring non-taxable $5 million preliminary bargain purchase gain. Additionally, there were non-interest expense pro forma adjustments, which were primarily comprised of: (i) removal of Merger expenses for both CBOA and the Bank of $4.4 million and related taxes of $962,000; (ii) removal of Merger-related non-recurring change-in-control charges of $654,000 and related taxes of $164,000; and (iii) Core Deposit Intangible amortization expense increase of $221,000 and related taxes of $55,000.

Pro forma amounts for the nine months ended September 30, 2023, primarily reflect the following pro forma adjustments: (i) interest and fee income increase related to loan discount accretion income of $2.3 million and related taxes of $581,000; (ii) interest and fee income decrease due to the removal of CBOA’s pre-Merger loan fee income of $576,000 and related taxes of $144,000; (iii) interest expense increase related to deposit liability and long-term debt discount expense of $246,000 and related taxes of $62,000; (iv) non-interest expense decrease related to removal of Merger expenses for both CBOA and the Bank of $1.8 million and related taxes of $54,000; and (iii) non-interest expense increase related to Core Deposit Intangible amortization expense of $1.3 million and related taxes of $320,000. The pro forma earnings for the nine months ended September 30, 2023, also reflect a $3 million pre-tax provision for credit losses in connection with one troubled real estate credit.

Management prepared these pro forma results for comparative purposes only and these pro forma results are not necessarily indicative of the actual results that would have been obtained had the Merger actually occurred on January 1, 2023. No assumptions have been applied to the pro forma revenues and pro forma earnings regarding, for example, possible revenue enhancements, expense efficiencies, fixed cost leverage opportunities, or non-earning asset dispositions.

Additionally, the pro forma amounts for Bancorp 34’s weighted average basic and diluted common shares outstanding are based upon: (i) Bancorp 34’s actual weighted average basic and diluted common shares outstanding for each of the periods presented; together with and as adjusted for (ii) Bancorp 34’s approximate 2.7 million common shares issued in connection with the Merger, as if the Merger had occurred on January 1, 2023.

	Pro Forma
	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Total revenues (net interest income and non-interest income)	$8,557	$8,603	$26,284	$26,152
Net income (loss)	$1,547	$(832)	$5,016	$2,125
Earnings (loss) per share - basic	$0.21	$(0.12)	$0.67	$0.31
Earnings (loss) per share - diluted	$0.21	$(0.12)	$0.67	$0.31

Separately, management has determined that it is impractical to report amounts of revenue and earnings of CBOA after the Merger date of March 19, 2024. Bank core systems and related data conversions occurred, after the Merger date, from March 22, 2024, through March 25, 2024. Accordingly, management believes that reliable, accurate, separate, and complete revenue and earnings information for CBOA is no longer available.

NOTE 3 – SECURITIES

Available-for-sale and held-to-maturity securities have been classified in the consolidated balance sheets according to management’s intent on September 30, 2024, and December 31, 2023. The amortized cost of such securities and their approximate fair values were as follows (dollars in thousands):

Available-for-sale	September 30, 2024
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Mortgage-backed securities	$35,262	$6	$(3,324)	$31,944
U.S. Treasuries	5,044	—	(189)	4,855
U.S. government agencies	214	—	(6)	208
Municipal obligations	22,058	—	(1,760)	20,298
Corporate debt	1,000	—	(114)	886
Total	$63,578	$6	$(5,393)	$58,191

Held-to-maturity	September 30, 2024
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Corporate debt	$5,774	$—	$(417)	$5,357
Total	$5,774	$—	$(417)	$5,357
Allowance for Credit Losses	$(136)
Net Carrying Value of Held-to-maturity securities	$5,638

Available-for-sale	December 31, 2023
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Mortgage-backed securities	$36,829	$—	$(4,362)	$32,467
U.S. Treasuries	3,069	—	(277)	2,792
U.S. government agencies	287	—	(17)	270
Municipal obligations	22,921	—	(2,593)	20,328
Corporate debt	1,000	—	(167)	833
Total	$64,106	$—	$(7,416)	$56,690

Held-to-maturity	December 31, 2023
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Corporate debt	$5,799	$—	$(692)	$5,107
Total	$5,799	$—	$(692)	$5,107
Allowance for Credit Losses	$(115)
Net Carrying Value of Held-to-maturity securities	$5,684

There was no allowance for credit losses related to available-for-sale securities as of September 30, 2024, or December 31, 2023.

Securities with unrealized losses on September 30, 2024, and December 31, 2023, that have not been recognized in income are as follows (dollars in thousands):

	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Available-for-sale, September 30, 2024
Mortgage-backed securities	$1,967	$(4)	$27,191	$(3,320)	$29,158	$(3,324)
U.S. Treasuries	1,985	(1)	2,870	(188)	4,855	(189)
U.S. government agencies	—	—	208	(6)	208	(6)
Municipal obligations	—	—	19,722	(1,760)	19,722	(1,760)
Corporate debt	—	—	886	(114)	886	(114)

Total temporarily impaired	$3,952	$(5)	$50,877	$(5,388)	$54,829	$(5,393)

Held to Maturity: September 30, 2024
Corporate debt	$—	$—	$5,357	$(417)	$5,357	$(417)
Total temporarily impaired	$—	$—	$5,357	$(417)	$5,357	$(417)

	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Available-for-sale, December 31, 2023
Mortgage-backed securities	$—	$—	$30,462	$(4,362)	$30,462	$(4,362)
U.S. Treasuries	—	—	2,792	(277)	2,792	(277)
U.S. government agencies	—	—	270	(17)	270	(17)
Municipal obligations	—	—	20,328	(2,593)	20,328	(2,593)
Corporate debt	—	—	833	(167)	833	(167)

Total temporarily impaired	$—	$—	$54,685	$(7,416)	$54,685	$(7,416)

Held to Maturity December 31, 2023
Corporate debt	$904	$(96)	$4,203	$(596)	$5,107	$(692)
Total temporarily impaired	$904	$(96)	$4,203	$(596)	$5,107	$(692)

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

Unrealized losses on mortgage-backed securities have not been recognized into income. At September 30, 2024, 84% of the mortgage-backed securities portfolio were issued by U.S. government sponsored entities or agencies. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not intend to sell the mortgage-backed securities, no unrealized losses have been recognized into income.

The remainder of the mortgage-backed securities portfolio includes non-agency structured commercial mortgage-backed securities (CMBS) with a fair value of $5,020,000 which had unrealized losses of $447,000 at September 30, 2024. Each CMBS was rated AAA at September 30, 2024. These bonds have significant credit enhancement and have performed as agreed. Management does not intend to sell the CMBS and it is likely that management will not be required to sell the securities prior to their anticipated recovery.

Unrealized losses on available-for-sale municipal obligation securities have not been recognized through the income statement. As of September 30, 2024, the credit rating for these securities ranges from A+ to AAA. General Obligation bonds represent 30% of the municipal bond portfolio. The remaining 70% of the portfolio consists of revenue bonds, the majority of which are essential purpose or have an insurance wrapper. Management has no intent to sell these securities and can hold the securities to maturity. The decline in fair value is largely due to changes in market interest rates and management expects the fair value to recover as the securities approach their maturity date.

Management evaluated the foregoing available-for-sale securities for potential impairment as of September 30, 2024. Based on this evaluation, including the preceding analysis summary, management has determined that the unrealized losses on available-for-sale securities are primarily attributable to increases in market interest rates and do not reflect credit losses. Accordingly, as of September 30, 2024, management concluded that an allowance for credit losses on available-for-sale securities is not necessary, as the decline in fair value is not indicative of credit losses. Management will continue to monitor the fair value of these available-for-sale securities and reassess the need for an allowance for credit losses if circumstances change.

Certain information concerning the sale of debt securities available-for-sale for the three and nine months ended September 30, 2024, and 2023, was as follows (dollars in thousands):

Three months ended
	September 30, 2024	September 30, 2023
Proceeds from sale	$—	$—
Gross realized gains	$—	$—
Gross realized losses	$—	$—

Nine months ended
	September 30, 2024	September 30, 2023
Proceeds from sale	$54,085	$—
Gross realized gains	$—	$—
Gross realized losses	$—	$—

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

As of September 30, 2024, the amortized cost and estimated fair value of the debt securities portfolio are shown by contractual maturity dates (dollars in thousands).

	Amortized Cost	Fair Value	Average Yield
Available-for-sale
Due in one year or less	$3,027	$3,020	4.51%
Due from one to five years	13,778	12,861	1.74%
Due from five to ten years	11,511	10,366	2.41%
Due after ten years	—	—	—
Mortgage-backed securities	35,262	31,944	2.36%
Total	$63,578	$58,191	2.37%

	Amortized Cost	Fair Value	Average Yield
Held-to-maturity
Due in one year or less	$—	$—	—
Due from one to five years	—	—	—
Due from five to ten years	5,774	5,357	4.31%
Due after ten years	—	—	—
Total	$5,774	$5,357	4.31%

Securities pledged at September 30, 2024, and December 31, 2023, are comprised of available-for-sale securities and had fair values totaling $55,611,000 and $43,070,000, respectively.

The Company had no investment in securities of issuers outside of the United States as of September 30, 2024, or December 31, 2023.

Allowance for Credit Losses for HTM Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The held-to-maturity investment portfolio consists solely of bank holding company subordinated debt. Accrued interest receivable on held-to-maturity debt securities totaled $52,000 at September 30, 2024, and is excluded from the estimate of credit losses. Refer to Note 1 – Nature of Operations and Significant Accounting Policies for additional information on the Company’s methodology on estimating credit losses. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type (dollars in thousands):

For the three months ended September 30, 2024	Corporate Bonds
Allowance for credit losses:
Beginning balance June 30, 2024	$136
Provision for credit losses	—
Securities charged off (recoveries)	—
Total ending allowance balance September 30, 2024	136

For the nine months ended September 30, 2024	Corporate Bonds
Allowance for credit losses:
Beginning balance December 31, 2023	$115
Provision for credit losses	21
Securities charged off (recoveries)	—
Total ending allowance balance September 30, 2024	136

The Company monitors the credit quality of held-to-maturity securities on a quarterly basis. As of September 30, 2024, there were no held-to-maturity securities past due or on non-accrual.

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

The following presents a summary of the Company’s loans at amortized cost as of the dates noted (dollars in thousands):

	September 30,	December 31,
	2024	2023
1-4 Family residential real estate	$71,279	$61,645
Commercial	120,510	50,169
Consumer and other	902	698
Construction	30,630	34,538
Non-Owner Occupied (NOO) CRE	259,966	167,203
Owner Occupied (OO) CRE	157,184	82,228
Multifamily	62,664	60,546

Loans held for investment	703,135	457,027

Less: allowance for credit losses	(10,523)	(5,860)

Loans, net	$692,612	$451,167

Allowance for Credit Losses on Loans

Beginning January 1, 2023, the allowance for credit losses for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at September 30, 2024, and December 31, 2023, was $2.3 million and $1.3 million, respectively, presented in accrued interest receivable on the Condensed Consolidated Balance Sheets. Refer to Note 1 - Summary of Significant Accounting Policies for additional information related to the Company’s methodology for estimating the allowance for credit losses.

Allocation of a portion of the allowance for credit losses to one category of loans does not preclude its availability to absorb losses in other categories. The following table presents the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2024, and September 30, 2023, (dollars in thousands):

	1–4 Family				NOO	OO
	Residential		Consumer		Commercial	Commercial
	Real Estate	Commercial	and Other	Construction	Real Estate	Real Estate	Multifamily	Total
Changes in allowance for credit losses for the three months ended September 30, 2024
Beginning balance	$977	$2,688	$9	$729	$3,374	$2,245	$779	$10,801
Provision (credit) for loan losses	(49)	194	—	(215)	258	(134)	(54)	—
Loans charged off	—	(350)	—	—	—	—	—	(350)
Recoveries	2	70	—	—	—	—	—	72
Balance on September 30, 2024	$930	$2,602	$9	$514	$3,632	$2,111	$725	$10,523

	1–4 Family				NOO	OO
	Residential		Consumer		Commercial	Commercial
	Real Estate	Commercial	and Other	Construction	Real Estate	Real Estate	Multifamily	Total
Changes in allowance for credit losses for the nine months ended September 30, 2024
Beginning balance	$736	$924	$8	$512	$1,859	$1,201	$620	$5,860
Acquisition of CBOA Financial PCD Loans	34	777	1	258	83	11	—	1,164
Provision (credit) for loan losses	152	1,260	2	(256)	1,690	899	105	3,852
Loans charged off	—	(558)	(2)	—	—	—	—	(560)
Recoveries	8	199	—	—		—	—	207
Balance on September 30, 2024	$930	$2,602	$9	$514	$3,632	$2,111	$725	$10,523

	1–4 Family				NOO	OO
	Residential		Consumer		Commercial	Commercial
	Real Estate	Commercial	and Other	Construction	Real Estate	Real Estate	Multifamily	Total
Changes in allowance for credit losses for the three months ended September 30, 2023
Beginning balance	$452	$476	$7	$745	$2,043	$926	$571	$5,220
Provision (credit) for loan losses	34	213	—	(167)	2,880	216	(1)	3,175
Loans charged off	—	(6)	—	—	—	—	—	(6)
Recoveries	2	—	—	—	—	—	—	2
Balance on September 30, 2023	$488	$683	$7	$578	$4,923	$1,142	$570	$8,391

	1–4 Family				NOO	OO
	Residential		Consumer		Commercial	Commercial
	Real Estate	Commercial	and Other	Construction	Real Estate	Real Estate	Multifamily	Total
Changes in allowance for credit losses for the nine months ended September 30, 2023
Beginning balance	$454	$1,382	$56	$222	$1,680	$555	$429	$4,778
Impact of adopting of ASU 2016-13	(33)	(307)	(50)	441	271	142	140	604
Provision (credit) for loan losses	62	(71)	1	(85)	2,972	445	1	3,325
Loans charged off	—	(321)	—	—	—	—	—	(321)
Recoveries	5	—	—	—	—	—	—	5
Balance on September 30, 2023	$488	$683	$7	$578	$4,923	$1,142	$570	$8,391

The following tables present the aging of the recorded investment in contractually past due loans, as of September 30, 2024, and December 31, 2023. It is shown by class of loans (dollars in thousands):

	Loans Contractually Past Due
	30–59	60–89	Over 90		Loans Not
September 30, 2024	Days	Days	Days	Total	Past Due	Total
1-4 Family residential real estate	$—	$200	$—	$200	$71,079	$71,279
Commercial	2,110	—	1,875	3,985	116,525	120,510
Consumer and other	—	—	—	—	902	902
Construction	2,263	—	—	2,263	28,367	30,630
NOO CRE	—	—	—	—	259,966	259,966
OO CRE	—	—	—	—	157,184	157,184
Multifamily	—	—	129	—	62,535	62,664

Total	$4,373	$200	$2,004	$6,577	$696,558	$703,135

	Loans Contractually Past Due
December 31, 2023	30–59 Days	60–89 Days	Over 90 Days	Total	Loans Not Past Due	Total
1-4 Family residential real estate	$409	$—	$—	$409	$61,236	$61,645
Commercial	—	—	589	589	49,580	50,169
Consumer and other	—	—	—	—	698	698
Construction	—	—	—	—	34,538	34,538
NOO CRE	—	—	—	—	167,203	167,203
OO CRE	—	—	—	—	82,228	82,228
Multifamily	—	—	—	—	60,546	60,546

Total	$409	$—	$589	$998	$456,029	$457,027

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

The following tables present the amortized cost basis of loans by credit quality indicator, by class of financing receivable, and year of origination for term loans as of September 30, 2024, and December 31, 2023. For revolving lines of credit that are converted to term loans, if the conversion involved a credit decision, such loans are included in the origination year in which the credit decision was made. If revolving lines of credit converted to term loans without a credit decision, such lines of credit are included in the “Revolving lines of credit converted to term” column in the following tables (dollars in thousands).

	Term Loans Amortized Cost by Origination
September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family
Pass	$2,690	$4,465	$26,695	$11,763	$7,317	$11,578	$6,274	$—	$70,782
Special Mention	—	—	—	437	—	—	—	—	437
Substandard	—	—	—	—	—	60	—	—	60
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family	2,690	4,465	26,695	12,200	7,317	11,638	6,274	—	71,279
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	11,427	34,091	20,270	8,221	3,121	3,181	33,700	—	114,011
Special Mention	—	33	1,062	460	1,835	155	274	—	3,819
Substandard	—	—	1,920	—	524	236	—	—	2,680
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial	11,427	34,124	23,252	8,681	5,480	3,572	33,974	—	120,510
Current year-to-date gross write-offs	—	—	350	—	208	—	—	—	558
Consumer and other
Pass	80	—	61	—	—	100	641	—	902
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer and Other	80	—	61	—	—	100	641	—	902
Current year-to-date gross write-offs	—	—	—	—	—	2	—	—	2
Construction
Pass	4,809	8,149	10,088	2,026	22	2,134	18	—	27,246
Special Mention	—	—	1,651	613	—	—	—	—	2,264
Substandard	—	—	—	—	—	1,120	—	—	1,120
Doubtful	—	—	—	—	—	—	—	—	—
Total Construction	4,809	8,149	11,739	2,639	22	3,254	18	—	30,630
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
NOO CRE
Pass	1,237	37,448	48,184	72,951	32,612	55,145	6,058	—	253,635
Special Mention	—	—	4,683	—	—	—	—	—	4,683
Substandard	—	—	1,648	—	—	—	—	—	1,648
Doubtful	—	—	—	—	—	—	—	—	—
Total NOO CRE	1,237	37,448	54,515	72,951	32,612	55,145	6,058	—	259,966
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
OO CRE
Pass	1,603	36,647	36,414	44,571	12,238	22,102	549	—	154,124
Special Mention	—	225	—	—	—	1,647	—	—	1,872
Substandard	—	—	—	—	33	1,155	—	—	1,188
Doubtful	—	—	—	—	—	—	—	—	—
Total OO CRE	1,603	36,872	36,414	44,571	12,271	24,904	549	—	157,184
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Multi Family
Pass	—	499	19,850	22,947	6,367	10,263	1,004	—	60,930
Special Mention	—	—	—	—	1,012	—	—	—	1,012
Substandard	—	—	—	722	—	—	—	—	722
Doubtful	—	—	—	—	—	—	—	—	—
Total Multi Family	—	499	19,850	23,669	7,379	10,263	1,004	—	62,664
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Total	$21,866	$121,557	$172,526	$164,711	$65,081	$108,876	$48,518	$—	$703,135

Total year-to-date gross write-offs	$—	$—	$350	$—	$208	$2	$—	$—	$560

	Term Loans Amortized Cost by Origination
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family
Pass	$4,244	$24,009	$12,236	$7,928	$1,466	$9,622	$1,717	$—	$61,222
Special Mention	—	—	—	—	—	357	—	—	357
Substandard	—	—	—	—	—	67	—	—	67
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family	4,244	24,009	12,236	7,928	1,466	10,045	1,717	—	61,645
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	13,150	15,405	3,234	3,176	87	1,546	10,139	779	46,737
Special Mention	—	163	—	2,018	—	—	—	—	2,181
Substandard	—	—	—	903	96	—	—	—	999
Doubtful	—	—	—	—	252	—	—	—	252
Total Commercial	13,150	15,568	3,234	6,097	435	1,546	10,139	779	50,169
Current year-to-date gross write-offs	—	—	—	—	321	—	—	—	321
Consumer and other
Pass	43	138	—	5	10	3	499	—	698
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer and Other	43	138	—	5	10	3	499	—	698
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	7,788	21,551	3,938	38	310	592	321	—	34,538
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Construction	7,788	21,551	3,938	38	310	592	321	—	34,538
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
NOO CRE
Pass	7,187	35,899	52,241	21,091	13,491	30,911	6,140	—	166,960
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	243	—	—	—	—	243
Doubtful	—	—	—	—	—	—	—	—	—
Total NOO CRE	7,187	35,899	52,241	21,334	13,491	30,911	6,140	—	167,203
Current year-to-date gross write-offs	3,382	—	—	—	—	—	—	—	3,382
OO CRE
Pass	20,726	12,365	20,807	7,966	5,806	4,214	—	—	71,884
Special Mention	228	—	7,196	—	—	1,690	—	—	9,114
Substandard	—	—	—	37	1,193	—	—	—	1,230
Doubtful	—	—	—	—	—	—	—	—	—
Total OO CRE	20,954	12,365	28,003	8,003	6,999	5,904	—	—	82,228
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Multi Family
Pass	500	15,652	22,007	7,572	6,369	7,105	371	—	59,575
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	970	—	—	—	—	—	970
Doubtful	—	—	—	—	—	—	—	—	—
Total Multi Family	500	15,652	22,977	7,572	6,369	7,105	371	—	60,546
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Total	$53,866	$125,182	$122,629	$50,977	$29,080	$56,106	$19,187	$779	$457,027
Current year-to-date gross write-offs	$3,382	$—	$—	$—	$321	$—	$—	$—	$3,703

Non-accrual loans – The accrual of interest on loans is discontinued at the time the loan becomes 90 or more days delinquent unless the loan is well secured and in the process of collection or renewal due to maturity. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged off if collection of interest or principal is considered doubtful. There was no interest income recognized from non-accrual loans in the income statement for the nine months ended September 30, 2024, or September 30, 2023. The following presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing by class as of the date noted (dollars in thousands).

	As of September 30, 2024
	Non-accrual loans		Loans past due
	with	Total non-accrual	over 89 days and
	no ACL	loans	still accruing
1-4 Family residential real estate	$60	$60	$—
Commercial	432	2,509	—
Consumer and other	—	—	—
Construction	—	—	—
NOO CRE	—	—	—
OO CRE	—	—	—
Multifamily	722	722	—

Total	$1,214	$3,291	$—

	As of December 31, 2023
	Non-accrual loans with no ACL	Total non-accrual loans	Loans past due over 89 days and still accruing
1-4 Family residential real estate	$66	$66	$—
Commercial	847	1,208	—
Consumer and other	—	—	—
Construction	—	—	—
NOO CRE	—	—	—
OO CRE	—	—	—
Multifamily	970	970	—

Total	$1,883	$2,244	$—

Non-accrual loan balances guaranteed by the SBA are $2,026,000, or 61.5%, and $589,000, or 26.3%, of the nonaccrual loan balances at September 30, 2024, and December 31, 2023, respectively.

Collateral dependent loans – Non-accrual loans are classified as collateral dependent loans and are individually evaluated. The following presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses by class of loans as of the date noted (dollars in thousands):

	As of September 30, 2024 Collateral Dependent Loans
	Secured by	Secured by
	Real Estate	Other	Total
1-4 Family residential real estate	$60	$—	$60
Commercial	—	2,509	2,509
Consumer and other	—	—	—
Construction	—	—	—
NOO CRE	—	—	—
OO CRE	—	—	—
Multifamily	722	—	722

Total	$782	$2,509	$3,291

Loan Modifications Made to Borrowers Experiencing Financial Difficulty – The ACL incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The analysis includes losses from modifications of receivables to borrowers experiencing financial difficulty. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACL allowance for credit losses, a change to the ACL is generally not recorded when a loan is modified. Currently, the bank does not hold any loans having modified terms related to economic distress and none were modified during the nine months ended September 30, 2024, and 2023.

NOTE 5 – PREMISES AND EQUIPMENT, NET

Components of premises and equipment, net included in the consolidated balance sheets were as follows (dollars in thousands):

	September 30,	December 31,
	2024	2023
Land and improvements	$3,316	$1,806
Buildings and improvements	12,668	12,482
Furniture and equipment	3,670	1,953
Total cost	19,516	16,241
Accumulated depreciation and amortization	(11,213)	(8,891)

Net book value	$8,441	$7,350

Depreciation and amortization expenses were $284,000 and $150,000 for the three months ended September 30, 2024, and 2023, respectively. Depreciation and amortization expenses were $754,000 and $419,000 for the nine months ended September 30, 2024, and 2023, respectively.

NOTE 6 – TIME DEPOSITS

Maturities of time deposits on September 30, 2024, and December 31, 2023, were (dollars in thousands):

	September 30,	December 31,
Maturity	2024	2023
One year or less	$202,870	$93,675
Over one through three years	30,142	30,390
Over three through five years	4,637	4,338
Totals	$237,649	$128,403

On September 30, 2024, and December 31, 2023, the Bank had $82.6 million and $43.9 million, respectively, in time deposits of $250,000 or more. On September 30, 2024, and December 31, 2023, $61 million and $27.5 million, respectively, of such time deposits mature within one year.

On September 30, 2024, and December 31, 2023, certificate of deposits included brokered CD balances of $8.1 million and $19.5 million, respectively.

NOTE 7 – BORROWINGS

On March 12, 2023, the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help ensure banks could meet the needs of depositors made available through the creation of a new Bank Term Funding Program (“BTFP”). The BTFP is a liquidity resource with capacity based on the pledging of high-quality securities. The intention of the program was to eliminate an institution’s need to quickly sell those securities in times of stress. Effective March 11, 2024, the Federal Reserve ceased lending under the programs terms. Outstanding borrowings were not impacted. As of September 30, 2024, the Bank had pledged available-for-sale securities totaling $55.6 million to secure a borrowing in the amount of $27 million at a rate of 4.76% with a January 10, 2025, maturity date. Additionally, as of September 30, 2024, the Bank had approximately $29.2 million in availability at the Federal Reserve Bank of San Francisco’s Discount Window.

The Bank has established a borrowing line at the Federal Home Loan Bank of San Francisco. As of September 30, 2024, borrowing capacity totaled $229.4 million and collateral consists of a blanket lien on the loan portfolio. There were no outstanding borrowings on the borrowing line as of September 30, 2024, or December 31, 2023.

As of September 30, 2024, and December 31, 2023, the Bank had available unsecured Federal Funds lines of credit at correspondent banks totaling $49.8 million and $39.8 million, respectively. The terms of the borrowings are overnight at the applicable fed funds borrowing rate. As of September 30, 2024, the Bank had no borrowings under these lines of credit.

On September 29, 2021, the Company completed a private placement of $25.0 million of 10 year, fixed-to-floating rate subordinated notes. The subordinated notes initially bear interest at 4.00% per annum for five years, floating at Three-Month SOFR plus 328 basis points quarterly thereafter. The ten-year notes mature on July 15, 2031, and are callable at the Company’s option after five years. The subordinated notes have unamortized origination fees of $365,000 at September 30, 2024. As part of the Merger with CBOA, $1.5 million of the subordinated debt was acquired in the transaction and subsequently retired.

As part of the Merger with CBOA, the Company acquired CBOA Financial Statutory Trust #1, a trust formed by CBOA in November 2005. The trust closed a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. CBOA made a required equity contribution of $155,000 to form the trust and issued $5 million of subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the preferred securities sold by the trust. The Company is able to redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1,000, at 100% of the principal amount, plus accrued and unpaid interest until maturity in 2036. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. Bancorp 34 has the option to defer interest payments on the subordinated debentures from time to time, for a period not to exceed five consecutive years. Bancorp 34 has elected not to defer interest payments on the subordinated debentures. The trust preferred securities have a variable rate of interest, reset quarterly on the 23rd of each February, May, August, and November, equal to the sum of 3-month CME term SOFR plus 1.70%. As of September 30, 2024, the rate was 7.06%. Bancorp 34’s investment in the common stock of the trust is $155,000, which is included in other assets and is accounted for as an unconsolidated cost-method investment. Bancorp 34 is not considered the primary beneficiary of this trust, and therefore the trust is not consolidated in the financial statements. Rather the subordinated debentures are shown as a liability. The remaining Merger-related fair value mark on the CBOA Financial Statutory Trust #1 subordinated debt was $972,000 as of September 30, 2024.

Maturities of outstanding borrowings as of September 30, 2024, were (dollars in thousands):

One year or less	$27,000
Over one through three years	0
Over three through five years	0
Over five through ten years	23,500
Over ten years	5,000
Totals	$57,163

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

Contractual or notional amounts of financial instruments representing off-balance-sheet credit risk are as follows as of the dates indicated (dollars in thousands):

	September 30, 2024		December 31, 2023
	Fixed	Variable	Fixed	Variable
Commitments to extend credit	$7,069	$25,493	$5,327	$6,966
Unused lines of credit	3,551	39,781	3,962	18,859
Totals	$10,620	$65,274	$9,289	$25,825

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

For the three months ended September 30, 2024
Beginning Balance:	$350,000
(Release) provision for credit losses	—
Ending Balance	$350,000

For the nine months ended September 30, 2024
Beginning Balance:	$135,000
Impact of merger with CBOA Financial, Inc.	222,000
(Release) provision for credit losses	(7,000)
Ending Balance	$350,000

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank had one standby letter of credit totaling $75,000 at September 30, 2024, and no standby letters of credit at December 31, 2023.

NOTE 9 – LEASES

As of September 30, 2024, the Bank has noncancelable operating leases for office space that expire over the next eight years that require the payment of base lease amounts and executory costs such as taxes, maintenance, and insurance. As of September 30, 2024, the bank has six active operating leases. Rental expenses for leases were $284,000 and $94,000 for the three months ended September 30, 2024, and 2023, respectively. Rental expenses for leases were $740,000 and $270,000 for the nine months ended September 30, 2024, and 2023, respectively.

The following presents the classification of the right-of-use assets and corresponding liabilities as of the dates presented (dollars in thousands):

	September 30,	December 31,
	2024	2023
Lease right-of-use assets
Operating lease right-of-use assets	$4,301	$1,819

Lease Liabilities
Operating lease liabilities	$4,869	$2,011

Approximate future minimum rental commitments under non-cancelable leases as of September 30, 2024, are (dollars in thousands):

2024	$217
2025	1,001
2026	877
2027	740
2028	621
2029	652
2030	622
2031	119
2032	20
Operating lease liabilities (present value of minimum lease payments)	$4,869

Weighted-average remaining term (in years)	5.4
Weighted-average discount rate	2.86%

NOTE 10 – INCOME TAXES

The Company’s income tax expense (benefit) differs from the amounts computed by applying the federal income tax rate of 21% to income (loss) before federal income tax expense. These differences, historically, are primarily caused by state income taxes, net of federal tax benefit, income that is not taxable for federal and state income tax purposes, expenses that are not deductible for tax purposes, and tax adjustments related to income tax returns.

Specifically, for the nine months ended September 30, 2024, these differences reflect: (i) a non-taxable $5.0 million preliminary bargain purchase gain in connection with the Merger; and (ii) certain non-deductible merger costs, including success-based fees for completing the Merger of $340,000.

During the three months ended September 30, 2024, the Company recorded an income tax provision of $477,000, reflecting an effective tax rate of 23.3%. During the nine months ended September 30, 2024, the Company recorded an income tax benefit of $1.2 million and pre-tax income of $365,000.

During the three and nine months ended September 30, 2023, the Company recorded income tax benefits of $603,000 and $426,000, respectively, reflecting an effective tax rate of 21.0% and 19.8%, respectively. The relatively lower income tax rates during these 2023 periods reflect a favorable adjustment to the year-to-date tax accrual.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of September 30, 2024, and December 31, 2023, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the dollar amount of dividends that they may declare without prior regulatory approval.

As of September 30, 2024, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category. The Bank has not opted into the Community Bank Leverage Ratio (“CBLR”) and therefore is required to continue calculating and reporting risk-based capital ratios.

The Bank’s actual and required capital amounts and ratios are as follows as of the dates indicated below (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024

Total Capital to risk-weighted assets:	$110,572	14.28%	$61,945	8%	$77,431	10%
Tier 1 (Core) Capital to risk weighted assets:	$100,878	13.03%	$46,452	6%	$61,936	8%
Common Tier 1 Capital to risk weighted assets (CET1):	$100,878	13.03%	$34,839	4.50%	$50,323	6.50%
Tier 1 (Core) Capital to average assets:	$100,878	10.98%	$36,750	4%	$45,937	5%

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023

Total Capital to risk-weighted assets:	$74,142	14.79%	$40,114	8%	$50,143	10%
Tier 1 (Core) Capital to risk weighted assets:	$68,032	13.57%	$30,086	6%	$40,114	8%
Common Tier 1 Capital to risk weighted assets (CET1):	$68,032	13.57%	$22,564	4.50%	$32,593	6.50%
Tier 1 (Core) Capital to average assets:	$68,032	11.66%	$23,347	4%	$29,184	5%

NOTE 12 – RELATED PARTY TRANSACTIONS

The Bank periodically enters into transactions with its executive officers, directors, significant stockholders, and their affiliates (related parties). Transactions with such related parties included (dollars in thousands):

	Nine months ended September 30, 2024	Year ended December 31, 2023
Fees and bonuses paid to directors during the period	$188	$269
Deposits from related parties held by the bank at the end of period	$2,967	$2,607

There was one fully drawn line of credit, totaling $100,000, to one related party on September 30, 2024. There were no additional loans to related parties as of September 30, 2024.

During the nine months ended September 30, 2024, Bancorp 34 paid $216,000 to outgoing directors no longer serving on the board. This amount is included in Merger Costs on the income statement and is also included in the relevant pro forma adjustments in Note 2 herein.

NOTE 13 – STOCK BASED COMPENSATION

Stock-based expense for the nine months ended September 30, 2024, and September 30, 2023, was $145,000 and $44,000, respectively.

The Company accounts for forfeitures when they occur by reversing any previously accrued compensation expense on forfeited options in accordance with ASC 718, Compensation – Stock Compensation.

On November 17, 2017, the Company’s stockholders approved the adoption of the 2017 Equity Incentive Plan (“2017 Plan”). The 2017 Plan provided for the grant of a maximum of 263,127 shares of the Company’s common stock of which up to 187,948 shares of common stock could be granted for stock options and 75,179 shares of common stock could be issued as restricted stock to Directors and employees of the Company. Stock options and restricted stock awards currently issued under the 2017 Plan vest at 20% per year beginning on the first anniversary of date of grant and the options expire seven years after the grant date.

On May 25, 2022, the Company’s stockholders approved the adoption of the 2022 Equity Incentive Plan (“2022 Plan”). The 2022 Plan provided for the grant of a maximum of 252,340 shares of the Company’s common stock of which up to 168,227 shares of common stock could be issued as restricted stock and 84,113 shares of common stock could be granted for stock options to directors and employees of the Company. The board of directors’ compensation committee specified the vesting schedules for the restricted stock and options. Option expiration dates were flexible as well but could not exceed ten years from the grant date.

On September 25, 2024, the Company’s Board of Directors approved the termination of the 2017 Plan and the 2022 Plan. While outstanding awards issued under those plans were not affected by the plans’ termination, no further awards may be granted under either the 2017 Plan or the 2022 Plan. In connection with the termination of the 2017 Plan and the 2022 Plan, the Board of Directors approved and adopted the Bancorp 34, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the grant of a maximum of 525,000 shares of the Company’s common stock pursuant to a variety of equity incentive awards, including restricted stock, stock options, and other awards. As of September 30, 2024, no awards had been issued under the 2024 Plan.

The stock option plans allow for net settlement of vested options. In a net settlement, the Company, at the direction of the optionee, net settles the options by issuing new shares to the optionee with a value, at the current per share trading price, equal to the total in-the-money or intrinsic value of the options less any necessary tax withholdings on the disqualifying disposition of Incentive Stock Options. The optionee is granted newly issued shares and a small amount of cash in lieu of partial shares. There were no net settlements for the first nine months of 2024 or 2023.

For the nine months ended September 30, 2024, no stock compensation was issued under any equity incentive plan. For the nine months ended September 30, 2023, 10,250 stock options were granted and 10,250 shares of restricted stock were issued. Stock option grant-date fair values for 2023 were computed using the Black Scholes Merton options pricing model with the following weighted-average inputs and assumptions:

	September 30,	September 30,
	2024	2023
Grant date stock price and exercise price	$—	$12.03
Dividend yield	—	2.89%
Expected stock price volatility	—	23.37%
Risk-free interest rate	—	3.50%
Expected option life in years	—	6

Total weighted-average fair value of options granted	$—	$2.42

A summary of stock option activity for the first nine months of 2024 is presented below (Aggregate Intrinsic Value in thousands):

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	137,500	$13.86	2.1 years	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(25,000)	14.90	0.7 years	—
Outstanding on September 30, 2024	112,500	$13.63	0.7 years	$33

Exercisable on September 30, 2024	106,300	$13.63	0.6 years	$33

	Shares	Weighted- Average Grant Date Fair Value	Average Remaining Contractual Term
Non-vested on January 1, 2024	13,400	$12.97	3.9 years
Granted	—	—	—
Vested	(8,700)	13.00	0.7 years
Forfeited	—	—	—
Non-vested on September 30, 2024	4,700	$12.91	3.1 years

As of September 30, 2024, there was $11,000 and $52,000 of total unrecognized equity-based expense related to unvested stock options and restricted stock awards, respectively, granted under the equity plans that is expected to be recognized over the next five years as follows (dollars in thousands):

Year
2024	$5
2025	21
2026	21
2027	13
2028	3
Totals	$63

NOTE 14 – FAIR VALUE INFORMATION

The following table presents information about assets and liabilities measured at fair value on a recurring and non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair values (dollars in thousands):

September 30, 2024	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Recurring:
Securities available-for-sale:
Mortgage-backed securities	$—	$31,944	$—	$31,944
U.S. Treasuries	—	4,855	—	4,855
U.S. Government Agencies	—	208	—	208
Municipal obligations	—	20,298	—	20,298
Corporate debt	—	886	—	886
Total available-for-sale:	$—	$58,191	$—	$58,191

Interest Rate Derivative Contracts – Assets	$—	$—	$—	$—
Interest Rate Derivative Contracts – Liabilities	$—	$201	$—	$201

Nonrecurring basis:
Collateral Dependent Loans	$—	$—	$1,994	$1,994

December 31, 2023	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Recurring:
Assets:
Securities available-for-sale:
Mortgage-backed securities	$—	$32,467	$—	$32,467
U.S. Treasuries	—	2,792	—	2,792
U.S. Government Agencies	—	270	—	270
Municipal obligations	—	20,328	—	20,328
Corporate debt	—	833	—	833
Total available-for-sale:	$—	$56,690	$—	$56,690

Nonrecurring basis:
Collateral dependent loans	$—	$—	$1,071	$1,071
Other Real Estate Owned	$—	$—	$3,000	$3,000

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

There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2024, or the year ended December 31, 2023.

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 financial assets measured on a non-recurring basis (dollars in thousands):

September 30, 2024	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
Collateral Dependent Loans Commercial	1,994	Appraisal/Borrower Financial Statements	Receivables Discount/Liquidation Discount	0–95%
Total collateral dependent loans	$1,994

December 31, 2023	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
Collateral Dependent Loans Commercial	1,071	Appraisal/Borrower Financial Statements	Receivables Discount/Liquidation Discount	0–50%
Total collateral dependent loans	$1,071

Other Assets
Other Real Estate Owned	$3,000	Appraisal	Appraisal Discount/Estimated Selling Costs	23%

The estimated fair values of the Company’s consolidated financial instruments on the dates noted are as follows (dollars in thousands):

		September 30,		December 31,
		2024		2023
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$66,940	$66,940	$27,182	$27,182
Federal funds sold	Level 2	60,860	60,860	1,715	1,715
Securities available-for-sale	Level 2	58,191	56,257	56,690	56,690
Securities held-to-maturity	Level 2	5,638	5,357	5,684	5,107
Loans held for investment	Level 3	692,612	677,516	451,167	437,878
Other investments	Level 2	6,186	6,186	4,063	4,063
Accrued interest receivable	Level 1	2,619	2,619	1,597	1,597

Financial liabilities
Nonmaturity Deposits	Level 1	$(547,532)	$(547,532)	$(331,596)	$(331,596)
Time deposits	Level 2	(237,649)	(238,124)	(128,403)	(128,108)
FRB and FHLB advances	Level 2	(27,000)	(27,000)	(29,000)	(29,000)
Subordinate debt	Level 3	(23,135)	(20,171)	(24,595)	(20,421)
Subordinated debentures, trust preferred securities	Level 3	4,183	4,183	—	—
Accrued interest payable	Level 1	(2,096)	(2,096)	(521)	(521)

NOTE 15 – EARNINGS PER SHARE

For the three and nine months ended September 30, 2024, the Company had voting common stock, restricted stock awards, and non-voting common stock that were all eligible to participate in dividends equal to the voting common stock dividends on a per share basis. For the three and nine months ended September 30, 2023, the Company had voting common stock, restricted stock awards, and non-voting preferred stock that were all eligible to participate in dividends. Securities that participate in dividends are considered “participating securities.” The Company calculates net income available to voting common shareholders using the two-class method required for capital structures that include participating securities.

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

	Three Months Ended September 30,
(in thousands, except for per common share amounts)	2024	2023
Net income (loss)	$1,575	$(2,275)
Less: earnings allocated to participating securities	(1)	8
Net income (loss) allocated to common shareholders	$1,574	$(2,267)

Basic weighted average common shares outstanding - Voting	6,470	4,374
Basic weighted average common shares outstanding - Non-Voting	820	—
Diluted weighted average common shares outstanding - Voting	6,476	4,375
Diluted weighted average common shares outstanding - Non-Voting	820	—

Basic earnings (loss) per common share - Voting	$0.22	$(0.52)
Basic earnings per common share - Non-Voting	$0.22	—
Diluted earnings (loss) per common share - Voting	$0.22	$(0.52)
Diluted earnings per common share - Non-Voting	$0.22	—

	Nine Months Ended September 30,
(in thousands, except for per common share amounts)	2024	2023
Net income (loss)	$1,541	$(1,726)
Less: earnings allocated to participating securities	(2)	(110)
Net income (loss) allocated to common shareholders	$1,539	$(1,836)

Basic weighted average common shares outstanding - Voting	5,692	3,858
Basic weighted average common shares outstanding - Non-Voting	820	—
Diluted weighted average common shares outstanding - Voting	5,692	3,861
Diluted weighted average common shares outstanding - Non-Voting	820	—

Basic earnings (loss) per common share - Voting	$0.24	$(0.48)
Basic earnings per common share - Non-Voting	$0.24	—
Diluted earnings (loss) per common share - Voting	$0.24	$(0.48)
Diluted earnings per common share - Non-Voting	$0.24	—

Participating securities include restricted stock awards since they participate in common stock dividends. Stock options for 112,500 and 125,270 shares of common stock and warrants totaling 211,667 and 211,667 were not considered in computing diluted earnings per common share for 2024 and 2023, respectively, because they were antidilutive.

NOTE 16 – REAL ESTATE OWNED

Real estate owned activity was as follows (dollars in thousands):

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Beginning balance	$3,000	$—
Foreclosures and additions	—	—
Loss on sale	(432)	—
Sales	(2,568)	—

Ending balance	$—	$—

There was no real estate owned activity during the three months ended September 30, 2024, and 2023.

As of September 30, 2023, the Bank experienced a deterioration of one large out of market commercial real estate loan which resulted in this loan becoming nonperforming. As of December 31, 2023, a $3.3 million loss was reflected in the Bank’s operating results, and the remaining $3 million balance was transferred to other real estate owned. During the nine months ended September 30, 2024, the note associated with this loan was sold for $2.6 million and a $432,000 pre-tax loss was reflected in the Bank’s operating results.

At September 30, 2024, and December 31, 2023, there were no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the properties. In addition, at September 30, 2024, and December 31, 2023, there were no recorded investments of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

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

Non-voting common stock – In accordance with the capital raise, and in conjunction with shareholder approval at the Annual Meeting that occurred on September 29, 2023, a class of non-voting common stock was created on July 19, 2023. On said date, the State of Maryland approved the Articles Supplementary to the Articles of Incorporation for Bancorp 34, Inc. in which a class of authorized stock containing 1,100,000 shares of non-voting common stock was established. In accordance with the stipulations established during the capital raise, the preferred stock issued during the raise was converted to the newly established class of non-voting common stock as of the date the class was created. Except for voting privileges, the new class of non-voting common stock is treated pari-passu with common stock.

NOTE 18 – DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to certain risks relating to its ongoing business operations. As such, from time to time, the Company will enter into interest rate derivatives as part of its asset liability management strategy to help manage interest rate risk. Derivative instruments represent contracts between parties that result in one party delivering cash to the other party based on a notional amount and an underlying term (such as a rate, security price or price index) as specified in the derivative contract. The amount of cash delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying term. Derivatives may also be implicit in certain contracts and commitments.

Derivative financial instruments in the consolidated financial statements are recognized at fair value regardless of the purpose or intent for holding the instrument. Derivative assets and derivative liabilities on the balance sheet are recorded within other assets and other liabilities, respectively. Changes in the fair value of derivative financial instruments are either recognized in income or in shareholders’ equity as a component of accumulated other comprehensive income or loss depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge.

As part of the Company’s interest rate risk management strategy, two pay-fixed/receive-floating interest rate swaps (the “Pay Fixed Swap Agreements”) were entered into on August 30, 2024, for a total notional amount of $30 million, both of which were designated as fair value hedges. The Pay Fixed Swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the derivative contracts without the exchange of the underlying notional amount. Each swap agreement was effective immediately and each expire August 30, 2027.

The table below presents fair values of derivative instruments as well as the classification within the consolidated balance sheets:

	September 30, 2024		December 31, 2023
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments

Interest rate swap contracts	Accrued interest and other liabilities	$201	Accrued interest and other liabilities	$—

The table below presents the effect of fair value hedge accounting on the consolidated statements of income (loss) for the periods presented:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value Hedging Relationships		Location and Amount of Gain or (Loss) Recognized in Income on Fair Value Hedging Relationships
	Nine months ended September 30, 2024		Year Ended December 31, 2023
(in thousands)	Interest on securities	Interest Expense	Interest on securities	Interest Expense

Total amounts of income and expense line items presented in consolidated statements of income (loss) in which effects of the fair value hedges are recorded	$1,444	$0	$0	$0
Gain or (loss) on fair value hedging relationships:
Interest rate swap contracts:
Hedged items	$206	$0	$0	$0
Derivatives designated as hedging instruments	$(201)	$0	$0	$0
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$0	$0	$0	$0

The table below presents cumulative basis adjustments of hedged items designated as fair value hedges and related amortized cost of those items as of the date presented:

(in thousands)	As of September 30, 2024
Line Item in consolidated balance sheet in which hedged item is included	Amortized cost of Hedged Assets	Cumulative amount of Fair Value Hedging Adjustments included in carrying amount of Hedged Asset

Securities available for sale	$52,053	$(206)

NOTE 19 – SUBSEQUENT EVENTS

Subsequent to the September 30, 2024, date of this Form 10-Q, the Bank used cash on hand to pay off the entire $27.0 million Bank Term Funding Program (“BTFP”) borrowing from the Federal Reserve Bank and purchased $22.8 million in debt securities. The $22.8 million in debt securities purchased were comprised of the following: (i) $12.0 million of agency mortgage-backed securities; (ii) $8.8 million of asset-backed securities; and, (iii) $2.0 million of private label mortgage-backed securities.

The available-for-sale securities pledged to secure the BTFP borrowing were transferred to the Federal Reserve Bank of San Francisco’s Discount Window to increase its available borrowing capacity. In addition, $990,000 of accrued interest payable was paid off in connection with the full pay off of the BTFP borrowing described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, unless the context suggests otherwise, references to “we,” “us,” “our,” and “the Company” mean the combined business of Bancorp 34 and its wholly-owned subsidiary, Southwest Heritage Bank.

The purpose of this discussion and analysis is to focus on significant changes in: (i) the financial condition of Bancorp 34, Inc. and our wholly owned subsidiary, Southwest Heritage Bank, from December 31, 2023, through September 30, 2024; and (ii) our results of operations for the three and nine months ended September 30, 2024, and 2023, respectively. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

Overview

Bancorp 34, headquartered in Scottsdale, Arizona, is the holding company for Southwest Heritage Bank (formerly Bank 34). On March 19, 2024, Bancorp 34 acquired CBOA Financial, Inc. (“CBOA”). Immediately following the acquisition, CBOA’s wholly-owned subsidiary, Commerce Bank of Arizona, was merged with and into Bancorp 34’s wholly-owned subsidiary, Bank 34, a federally chartered stock covered savings association (“the CBOA Merger”). Bank 34 was subsequently rebranded as Southwest Heritage Bank. Southwest Heritage Bank provides a variety of banking services to individuals and businesses through its eight full-service community bank branches, three in Maricopa County, Arizona, in the cities of Scottsdale and Gilbert; three in Pima County, Arizona, in the cities of Tucson and Green Valley; one branch in Otero County, New Mexico in the city of Alamogordo; and one branch in Dona Ana County New Mexico, in the city of Las Cruces.

We offer a full range of relationship-focused services to meet our clients’ business and personal financial objectives. Our product lines include commercial loans, commercial real estate loans, and a variety of commercial and consumer deposit products, including noninterest bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.

We generate most of our income from interest income on loans, investment securities and deposits in other financial institutions, and service charges on customer accounts. We incur interest expenses on deposits and other borrowed funds and non-interest expenses such as salaries and employee benefits, occupancy expenses, and technology expenses. Net interest income is the largest source of revenue. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared based on the application of accounting policies in accordance with generally accepted accounting principles, or “GAAP,” and follow general practices within the banking industry. These policies require reliance on estimates, assumptions and judgments, which may prove inaccurate and are subject to variations. Changes in underlying factors, estimates, assumptions or judgements could have a material impact on our future financial condition and results of operations.

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the following as critical accounting estimates: (i) determination of the allowance for credit losses; (ii) determining the fair values of the net assets acquired and the fair value of the common stock consideration in connection with the CBOA Merger; (iii) other fair value measurements; (iv) accounting for derivatives and hedging activities; and (v) estimating the effective tax rate for the Company for 2024 in full to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, we consider these policies, discussed below, to be critical accounting estimates and discuss them directly with the Audit Committee of our board of directors.

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

The Company uses a 12-month forecast that is reasonable and supportable within the ACL calculation and then reverts to historical credit loss experience on a straight-line basis over a one-year timeline. Historical credit loss experience is then used for the remaining life of the assets. The Company uses several economic variables in the calculation of the ACL, the most significant of which is the economic forecast for the national unemployment rate. In our September 30, 2024, ACL estimate, the Company assumed a forecasted unemployment rate of 4.6%, which slightly improved from the December 31, 2023, forecasted rate of 4.7%. Changes in the economic forecast for unemployment rates could significantly affect the estimated credit losses which could potentially lead to materially different ACL levels from one reporting period to the next.

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

Qualitative adjustments to historical loss data are made based on management’s assessment of the risks that may lead to a future loan loss or differences in current loan-specific risk characteristics. A ratings scale is used to tie risk metrics within lending policies and procedures, economic factors encompassed in the quantitative model, changes in nature of the volumes and terms of loans, changes in the volume and severity of past due assets, and concentrations within the loan portfolio. Additional factors such staffing, loan review, collateral values, regulatory, legal, and technological risks are also reviewed on a more qualitative basis. The ratings scale used in the qualitative modeling is derived from the Bank’s historical loss percentages in which the highest risk metrics would align with the highest historical loss percentages adjusted for the expected life of the current portfolio.

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

The ACL also excludes loans held-for-sale and loans accounted for under the fair value option. Assets purchased with credit deterioration (“PCD”) assets represent assets that are acquired with evidence of more than insignificant credit quality deterioration since origination at the acquisition date. At acquisition, the allowance for credit losses on PCD assets is recorded directly to the ACL. Any subsequent changes in the ACL on PCD assets are recorded through the provision for credit losses.

The ACL is a contra-asset on our balance sheet that is deducted from the amortized cost of loans held-for-investment to present on our balance sheet the net amount expected to be collected. Loans are charged off against the ACL when management believes the full or partial non-collectability is confirmed.

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

ACL – Held-to-maturity debt securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Our held-to-maturity debt securities is comprised of bank subordinated debt. The ACL on held-to-maturity debt securities is adjusted through provision for credit losses and is recorded as a contra asset to held-to-maturity debt securities. Management has determined that calculating an ACL amount for accrued interest receivable on held-to-maturity debt securities would not be significant, and this is excluded from our estimate of credit losses for held-to-maturity debt securities.

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

Business Combinations

Assets acquired, including identified intangible assets such as core deposit intangibles, and liabilities assumed as a result of a merger or acquisition transaction are recorded at their estimated fair values. The difference between the net fair value of assets acquired and liabilities assumed, and the consideration paid is recorded as a bargain purchase gain or goodwill. Management engages third-party specialists to assist in the development of fair value estimates. Significant estimates and assumptions used to value acquired assets and liabilities assumed include, but are not limited to, projected cash flows, future growth rates, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The allowance for credit losses for PCD loans is recognized as part of the acquisition accounting. The allowance for credit losses for non-PCD loans is recognized as provision for credit losses in the same reporting period as the merger or acquisition. Fair value adjustments are amortized or accreted into the income statement over the estimated lives of the acquired assets and assumed liabilities. The purchase date valuations and any subsequent adjustments determine the amount of bargain purchase gain or goodwill recognized in connection with the merger or acquisition.

Preliminary estimates of fair values may be adjusted for a period of no greater than one year subsequent to the merger or acquisition date if new information is obtained about facts and circumstances that existed as of the merger or acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Adjustments recorded during this measurement period are recognized in the current reporting period. For further information regarding the CBOA Merger, see Note 2 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based on quoted market prices, or if market prices are not available, is estimated using models employing various techniques.

The significant assumptions used in the models are independently verified against observable market data where possible. When observable market data is not available, the estimate of fair value becomes more subjective and involves a high degree of judgment. In this circumstance, fair value is estimated based on our judgment regarding the value that market participants would assign to the asset or liability. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Also, there are inherent limitations to any valuation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

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

Derivatives and Hedging activities

At the inception of derivative contracts, we designate derivatives as one of two types based on our intention and belief as to the likely effectiveness of the hedge. These two types are: (i) a hedge of changes in fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”); and (ii) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”).

For a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same period during which the hedged transaction affects the earnings. The changes in fair value of derivatives that do not qualify for hedge accounting are reported in current earnings.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Cash flows on hedges are classified in the cash flow statement in the same line item as the cash flows of the item being hedged.

The initial fair value of hedge components excluded from the assessment of effectiveness are recognized in the consolidated balance sheet under a systematic and rational method over the life of the hedging relationship and are presented in the same income statement line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings are recorded as a component of other comprehensive income.

We discontinue hedge accounting when we determine the derivative is no longer effective in offsetting changes in fair values or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or the treatment of the derivative as a hedge is no longer appropriate or intended. When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods in which the hedged transactions will affect earnings.

We are exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. We anticipate that the counterparties will be able to fully satisfy their obligation under our derivative contracts with them. All the contracts to which we are a party have cash flows that settle monthly or semi-annually.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, current income taxes payable and receivable, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid or refunded. We are subject to income taxes in the United States and multiple states. Significant judgments and estimates are required in the determination of the consolidated income tax expense and related income tax assets and liabilities.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent and future operations. In projecting future taxable income, we begin with historical results adjusted for the CBOA Merger and incorporate assumptions about the amount of future state, federal, and foreign pre-tax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

We believe that it is more likely than not that the benefit from certain state NOL carryforwards will be realized. As such, we have not provided a valuation allowance on the deferred tax assets related to these state NOL carryforwards. If our assumptions change and we determine that we will not be able to realize these NOLs, the tax benefits would then be subject to an estimated valuation allowance on deferred tax assets, that management would be required to estimate.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our U.S. operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment or refund that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences would then be reflected as increases or decreases to income tax expense in the period in which new information is available.

CBOA Financial, Inc. Merger

On March 19, 2024, Bancorp 34 completed its previously announced merger with CBOA pursuant to the Agreement and Plan of Merger, dated as of April 27, 2023, as amended (the “Merger Agreement”). Under the Merger Agreement, CBOA was merged with and into Bancorp 34, with Bancorp 34 continuing as the surviving entity (“the CBOA Merger”). Immediately following the completion of the CBOA Merger, CBOA’s wholly-owned subsidiary, Commerce Bank of Arizona, an Arizona state-chartered bank, was merged with and into the Bank, with the Bank continuing as the surviving bank.

Pursuant to the terms of the Merger Agreement, at the effective time of the CBOA Merger, each CBOA shareholder had the right to receive 0.2628 shares of Bancorp 34 common stock, for each share of CBOA common stock owned by the CBOA shareholder, with cash to be paid in lieu of fractional shares. Additionally, each outstanding CBOA restricted stock unit vested and was cancelled and converted automatically into the right to receive 0.2628 shares of Bancorp 34 common stock with respect to each share of CBOA common stock underlying such restricted stock unit. In connection with the CBOA Merger, Bancorp 34 issued approximately 2.7 million shares of Bancorp 34 common stock, which had a fair value of approximately $23.3 million based on a common share valuation completed by an independent third party as of the CBOA Merger date. Each outstanding share of Bancorp 34 common stock remained outstanding and was unaffected by the CBOA Merger.

Commerce Bank of Arizona operated five full-service offices serving customers in Gilbert, Green Valley, Oro Valley, Scottsdale and Tucson, Arizona. The combined banks operate as Southwest Heritage Bank and serve customers from eight full-service offices in Arizona and southern New Mexico. The core system conversion was executed in March 2024.

We accounted for the CBOA Merger using the acquisition method of accounting in accordance the Financial Accounting Standards Board’s Accounting Standards Code 805 (“ASC 805”), Business Combinations, and accordingly, the assets and liabilities of CBOA were recorded at their respective merger date fair values. The fair values of assets and liabilities are preliminary and subject to refinement for up to one year after the merger date as additional information related to the merger date fair values becomes available. Effective in March 2024, we recognized a preliminary bargain purchase gain of $5.1 million in connection with the CBOA Merger (not taxable for income tax purposes), which was recognized in our first quarter 2024 operating results. The core deposit intangible asset of $8.9 million represents the estimated value of Commerce Bank of Arizona’s long-term deposit relationships with its customers and will be amortized over an estimated weighted average life of ten years using an accelerated method, which approximates the estimated run-off of the acquired deposits.

For further information regarding the CBOA Merger, see Note 2 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2024, and 2023

General

Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans, investment securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent on our generation of non-interest income, consisting primarily of income from service charges on deposit accounts, interchange and ATM fees, and gains on sales of loans. Other factors contributing to our results of operations include our provisions for credit losses, income taxes, and non-interest expenses, such as salaries and employee benefits, occupancy, amortization of intangible assets, and other operating costs.

We had net income of $1.6 million and a net loss of $2.3 million for the third quarters of 2024 and 2023, respectively. Our third quarter 2024 net income reflects the second full quarter inclusive of CBOA’s operating results. Our net loss for the third quarter of 2023, in large part, reflects: (i) a $3 million provision for credit losses related to a troubled commercial real estate credit; and (ii) $529,000 of merger costs.

For the nine months ended September 30, 2024, and 2023, we had net income of $1.5 million and a net loss of $1.7 million, respectively. Our year-to-date 2024 net income is comprised of pre-tax income of $366,000 and an income tax benefit of $1.2 million. Non-recurring merger-related items also are reflected in our year-to-date 2024 results, which include: (i) a one-time preliminary bargain purchase gain on the CBOA Merger of $5 million (none of which is taxable); (ii) $3.8 million of merger expenses (a portion of which is not deductible for income taxes); and (iii) a Day-2 $4.1 million non-PCD loan provision for credit losses in connection with the CBOA Merger. We also incurred a $432,000 loss on the sale of other real estate owned in the 2024 period. Our $1.7 million net loss for the nine months ended September 30, 2023, includes the $3 million provision for credit losses noted above and $1.3 million of merger expenses.

For more information on the CBOA Merger, please see Note 2 in our unaudited financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Net Interest Income

Our net interest income was $8.4 million and $3.7 million for the third quarter of 2024 and 2023, respectively. This $4.9 million increase reflects the full quarter inclusion of CBOA in our 2024 results, given the closing of the CBOA Merger on March 19, 2024, including $936,000 of accretion income on the CBOA loan fair value mark. Net interest income for the nine months ended September 30, 2024, and 2023, was $21 million and $11.6 million, respectively and this increase similarly reflects the positive impacts from the March 19, 2024, CBOA Merger, including $2.6 million of accretion income on the CBOA loan fair value mark. The Company expects that easing of monetary policy by the Federal Reserve Bank, which commenced in late September 2024, will exert downward pressure on earning asset yields as interest bearing bank balances and variable rate commercial loans reprice lower. The expected decline in earning asset yields will be partially offset by deposit costs repricing lower.

Reflecting the positive impact of the CBOA Merger, average earning assets were $926.7 million and $581.9 million during the third quarter of 2024 and 2023, respectively. Average earning asset yields in the third quarter of 2024 and 2023 were 6.52% and 5.15%, respectively and reflective of our loan portfolio repricing in the current interest rate environment.

Average interest-bearing liabilities in the third quarter of 2024 of $614.0 million reflect the impacts of the March 2024 CBOA Merger. Average interest-bearing liabilities in the third quarter of 2023 were $417.7 million. Unrelated to the CBOA Merger, the changing deposit mix reflects a continued increase in time deposits and the broader market trends in which customers have reduced non-interest- and interest-bearing demand deposits in favor of term CDs given the rising interest rate environment.

Average noninterest bearing deposits were $214.5 million and $91.5 million for the third quarter of 2024 and 2023, and this increase reflects the CBOA Merger as previously described.

	For the Three Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest(2)	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$705,817	$12,314	6.94%	$478,781	$6,631	5.49%
Securities	62,283	478	3.05%	61,122	396	2.57%
Other interest earning assets	96,913	1,376	5.65%	12,307	146	4.71%
Total interest-earning assets	865,013	14,168	6.52%	552,210	7,173	5.15%
Noninterest-earning assets	60,678			29,706
Total assets	$925,691			$581,916

Interest-bearing liabilities:
Checking, money market and savings accounts	$342,687	$2,685	3.12%	$250,427	$1,782	2.82%
Time deposits	216,596	2,401	4.41%	127,996	1,212	3.76%
Total interest-bearing deposits	559,283	5,086	3.62%	378,423	2,994	3.14%
Advances from FRB SF BTFP	27,000	328	4.83%	14,674	211	5.70%
Other Debt	27,689	367	5.27%	24,575	264	4.26%
Total interest-bearing liabilities	613,972	5,781	3.75%	417,672	3,469	3.30%
Non-interest bearing deposits	214,523			91,462
Non-interest bearing liabilities	11,373			8,671
Total liabilities	839,868			517,805
Stockholders’ equity	85,823			64,111
Total liabilities and stockholders’ equity	$925,691			$581,916

Net interest income		$8,387			$3,704
Net interest rate spread			2.77%			1.86%
Net interest margin			3.86%			2.66%

(1)	Includes nonaccrual loans.
(2)	Accretion and amortization of the fair value marks from the CBOA Merger are included in this column.

	For the Nine Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest(2)	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$637,783	$32,238	6.78%	$473,328	$19,083	5.39%
Securities	64,804	1,444	2.99%	62,645	1,217	2.60%
Other interest earning assets	71,404	3,037	5.70%	13,459	420	4.17%
Total interest-earning assets	773,991	36,719	6.36%	549,432	20,720	5.04%
Noninterest-earning assets	54,901			29,966
Total assets	$828,892			$579,398

Interest-bearing liabilities:
Checking, money market and savings accounts	$316,879	$7,326	3.10%	$261,012	$4,938	2.53%
Time deposits	189,312	6,278	4.45%	114,769	2,875	3.35%
Total interest-bearing deposits	506,191	13,604	3.60%	375,781	7,813	2.78%
Advances from FRB SF BTFP	29,029	1,089	5.03%	14,404	525	4.87%
Other Debt	26,964	997	4.96%	24,561	791	4.31%
Total interest-bearing liabilities	562,184	15,690	3.74%	414,746	9,129	2.94%
Non-interest bearing deposits	178,212			93,137
Non-interest bearing liabilities	10,091			8,759
Total liabilities	750,487			516,642
Stockholders’ equity	78,405			62,756
Total liabilities and stockholders’ equity	$828,892			$579,398

Net interest income		$21,029			$11,591
Net interest rate spread			2.62%			2.10%
Net interest margin			3.64%			2.82%

(1)	Includes nonaccrual loans.
(2)	Accretion and amortization of the fair value marks from the CBOA Merger are included in this column.

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

2024 Compared to 2023 Volume and Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024 vs. 2023			2024 vs. 2023
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:	(Dollars in thousands)			(Dollars in thousands)
Loans	$3,655	$2,028	$5,683	$7,559	$5,596	$13,155
Securities	8	74	82	42	185	227
Other interest-earning assets	1,195	35	1,230	2,412	205	2,617
Total interest-earning assets	$4,858	$2,137	$6,995	$10,013	$5,986	$15,999

Interest-bearing liabilities:
Checking, money-market and savings accounts	$704	$199	$903	$1,163	$1,225	$2,388
Certificates of deposit	950	239	1,189	2,262	1,141	3,403
Total deposits	1,654	438	2,092	3,426	2,365	5,791
Advances from FRB SF BTFP	143	(26)	117	547	17	564
Other Debt	36	67	103	81	125	206
Total interest-bearing liabilities	1,833	479	2,312	4,053	2,508	6,561
Change in net interest income	$3,024	$1,659	$4,683	$5,960	$3,478	$9,438

Allowance and Provision for Credit Losses – Loans held-for-investment

At September 30, 2024, and 2023, our ACL for loans held for investment was $10.5 million and $8.4 million, respectively, which represents 1.52% and 1.74% of loans held for investment, respectively. We maintain the ACL at a level that management believes is adequate to absorb expected credit losses over the lifetime of our loans held-for-investment. Specifically, identifiable and quantifiable losses are immediately charged off against the allowance; and recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge-off.

The provision for credit losses, from time to time, includes a charge to our operating results in order to maintain the ACL at a level consistent with management’s assessment of the collectability of the loans held-for-investment in light of current economic conditions and market trends. Our provision for credit losses was $3.9 million and $3.3 million for the nine months ended September 30, 2024, and 2023, respectively. The 2024 $3.9 million provision for credit loss expense primarily reflects the merger-related $4.1 million charge for Non-PCD loans. The 2023 provision for credit losses reflects one problem credit which resulted in $3 million of provision for credit losses and was reflective of management’s best estimate, at the time, of the real estate value underlying this one problem credit. The impact from our CECL adoption effective January 1, 2023, resulted in a one-time net of income tax charge to retained earnings of $654,000.

Noninterest Income

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(In thousands)
Service charges and fees	$167	$106	$424	$328
Gain on sale of loans	22	17	27	83
Preliminary bargain purchase gain on the CBOA Merger	—	—	5,018	—
Bank owned life insurance income	70	63	207	183
Loss on Sale of OREO	—	—	(432)	—
Other	8	(22)	11	(65)

Total noninterest income	$267	$164	$5,255	$529

Our noninterest income for the first nine months of 2024, primarily reflects a $5.0 million one-time preliminary bargain purchase gain, inclusive of a $118,000 reduction related to certain second quarter 2024 measurement period adjustments, partially offset by a $432,000 pre-tax loss on the sale of a note associated with a loan which was previously classified as other real estate owned. For further information regarding the CBOA Merger and the preliminary bargain purchase gain, see Note 2 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Noninterest Expense

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023

Salary and employee benefits	$3,129	$1,488	$9,057	$5,144
Occupancy	700	293	1,817	843
Data processing	929	622	2,720	1,908
Federal insurance premiums and other insurance	173	70	554	224
Professional fees	402	153	1,259	486
Advertising	97	4	193	31
Merger costs	—	529	3,762	1,333
Core deposit intangible amortization	430	—	926	—
Other	741	441	1,764	1,023
Total noninterest expense	$6,601	$3,600	$22,052	$10,992

Our noninterest expense increased $3 million in the third quarter of 2024 from the third quarter of 2023, and $11 million for the nine months ended September 30, 2024, from the nine months ended September 30, 2023. Both of these increases reflect, in large part, the addition of CBOA to the Bank’s operations as a result of the March 19, 2024, CBOA Merger. Merger costs were nil in the third quarter of 2024 compared to $529,000 in the third quarter of 2023. Included within the $3.8 million of merger costs incurred during the nine months ended September 30, 2024, is $1.2 million in core processing and online banking contract termination fees. Additionally, our nine months ended September 30, 2024, noninterest expense includes a one-time change-in-control charge of $654,000, in connection with the CBOA Merger. For the three and nine months ended September 30, 2024, and in connection with the CBOA Merger, we expensed $430,000 and $926,000, respectively of amortization expense on the merger-related core deposit intangible. For more information on the CBOA Merger, see Note 2 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

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

Our efficiency ratio was 76.15% and 90.69% for the three months ended September 30, 2024, and 2023, and was 83.90% and 90.84% the nine months ended September 30, 2024, and 2023, respectively. This improvement is partially reflective of the CBOA Merger and related non-recurring material financial impacts in connection with the CBOA Merger. For more information on the CBOA Merger, see Note 2 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Return on average assets and average equity

The following table sets forth our ROAA, ROAE, dividend payout and average stockholders’ equity to average assets ratio for the periods indicated below:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023

Return on average assets (ROAA)	0.67%	-1.55%	0.25%	-0.40%
Return on average equity (ROAE)	7.30%	-14.08%	2.74%	-3.68%
Dividend payout ratio	0.00%	0.00%	0.00%	-29.17%
Average stockholders’ equity to average assets	9.16%	11.01%	9.39%	10.83%

Income Taxes

We had a $1.2 million income tax benefit for the nine months ended September 30, 2024, on $366,000 of pre-tax income. This was primarily a result of two CBOA Merger-related items: (i) non-taxable preliminary bargain purchase gain of $5 million; and (ii) partially deductible merger costs of $3.8 million. Our effective rate was 19.8% for the nine months ended September 30, 2023. For further information on income taxes, please reference Note 10 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Financial Condition

Balance Sheet

Our total assets were $939.4 million at September 30, 2024, and $581.3 million at December 31, 2023. Our total loans held for investment were $703.1 million at September 30, 2024, and $457 million at December 31, 2023. The increase in our total assets and total loans, respectively, largely reflects total assets, as adjusted for estimated fair values of $419.3 million, and total loans, as adjusted for estimated fair values, of $310.9 million, which were acquired in connection with the CBOA Merger. For further information regarding the CBOA Merger, see Note 2 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

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

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of September 30, 2024, and December 31, 2023. All available-for-sale securities are carried at fair value and may be used for liquidity purposes.

Our securities available-for-sale were $58.2 million and $56.7 million at September 30, 2024, and December 31, 2023, respectively. After the CBOA Merger date, management liquidated the entire acquired CBOA available-for-sale investment portfolio in late March and early April, and management determined that these sales prices were the best indicator of the fair value of the CBOA available-for-sale-investment portfolio effective as of the CBOA Merger date. For further information regarding the CBOA Merger, see Note 2 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Our held-to-maturity securities which are carried on our balance sheet at amortized costs and net of an allowance for credit losses, were $5.6 million and $5.7 million as of September 30, 2024, and December 31, 2023, respectively.

Derivatives and Hedging activities

Southwest Heritage Bank is exposed to certain risks relating to its ongoing business operations. As such, from time to time, we enter into interest rate derivatives as part of our asset liability management strategy to help manage the Bank’s interest rate risk position. Derivative instruments represent contracts between parties that result in one party delivering cash to the other party based on a notional amount and an underlying term (such as a rate, security price or price index) as specified in the derivative contract. The amount of cash delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying term. Derivatives may also be implicit in certain contracts and commitments.

We recognize derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the balance sheet within other assets and other liabilities, respectively. Changes in fair values of derivative financial instruments are either recognized in income or shareholders’ equity as a component of accumulated other comprehensive income or loss depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge.

As part of our interest rate risk management strategy to manage the Bank’s exposure to interest rate movements as a result of the Bank’s available-for-sale fixed rate bond portfolio and in the third quarter of 2024, we entered into two pay-fixed/receive-floating interest rate swaps (the “Pay Fixed Swap Agreements”) for a total notional amount of $30 million, both of which were designated as fair value hedges. The Pay Fixed Swap Agreements involve the Bank’s receipt of variable-rate amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the derivative contracts without the exchange of the underlying notional amount. For all period presented, there were no other derivatives.

The following items are included on the September 30, 2024, consolidated balance sheet in connection with the Pay Fixed Swap Agreements: (i) $300,000 related to a cash margin account included in cash and cash equivalents; (ii) mark-to-market values of $200,000 as an increase to accrued interest and other liabilities; and (iv) a $205,000 pre-tax charge as part of accumulated other comprehensive income in equity. Our third quarter income statement also includes a $45,000 increase to interest income in connection with the Pay Fixed Swap Agreements. As of September 30, 2024, the amortized cost of the underlying available-for-sale investments being hedged by the Pay Fixed Swap Agreements was $52 million.

Loans

Our loan portfolio represents a broad range of borrowers, primarily in our markets in Arizona and New Mexico, comprised of construction, commercial, commercial real estate, residential real estate, and consumer financing loans.

The following tables set forth the composition of our loan portfolio, as of the periods presented:

	September 30, 2024		December 31, 2023
(In thousands)	Amount	% of total loans	Amount	% of total loans
1-4 Family residential real estate	$71,279	10.1%	$61,645	13.5%
Commercial	120,510	17.1%	50,169	10.9%
Consumer and other	902	0.1%	698	0.2%
Construction	30,630	4.4%	34,538	7.5%
NOO CRE	259,966	37.0%	168,404	36.8%
OO CRE	157,184	22.4%	82,228	17.9%
Multifamily	62,664	8.9%	60,546	13.2%
Total loans	$703,135	100%	$458,228	100%

Family residential real estate loans represent loans to consumers collateralized by a mortgage on a residence and include purchase money, refinancing, secondary mortgages, and home equity loans and lines of credit.

Commercial loans include commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment and inventory purchases, and other expansion projects. SBA, USDA and other small business lending products are also categorized as commercial loans. These loans are made primarily in our market areas are underwritten on the basis of the borrower’s ability to service the debt from revenue, and are generally extended under our normal credit standards, controls and monitoring systems.

Consumer and other loans include direct consumer installment loans, overdrafts and other revolving loans.

Construction loans include both residential and commercial projects. Construction loan terms are dependent upon the project, but in some cases will be longer term and include both the construction phase as well as longer term financing.

Commercial real estate (“CRE”) loans include owner occupied and non-owner occupied commercial real estate mortgage loans for operating commercial businesses and include loans for long-term financing of land and buildings. No significant concentrations are present within the CRE portfolio as the bank has made an effort to diversify across various industries and geographic locations. While the majority of these loans are made primarily in our market area, some of the loans have out of market properties. In response to the deterioration of a large out of market commercial real estate loan during 2023, management engaged an external party to complete a loan review that included approximately 90% of the out of market collateral portfolio. Additionally, management reviewed the property appraisals associated with the out of market loans and plans to limit out of market lending moving forward. There is currently heightened CRE loan credit risk across the U.S. due to continued increasing ecommerce volumes, hybrid or remote work arrangements in many industries following the COVID-19 pandemic, higher vacancy rates, higher interest rates, property fraud and other factors. In addition, higher interest rates have exacerbated the declining property values of CRE by increasing initial financing and refinancing costs for CRE borrowers.

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

As of September 30, 2024	One year or less	After one through five years		After five through 15 years		After 15 years		Total
		Fixed	Variable	Fixed	Variable	Fixed	Variable
1-4 Family residential real estate	$4,218	$34,727	$2,390	$13,020	$4,434	$4,075	$8,414	$71,279
Commercial	33,309	29,491	14,126	22,180	19,001	9	2,394	120,511
Consumer and other	841	60	—	—	—	3	—	903
Construction	12,105	9,411	1,267	1,477	6,370	—	—	30,630
NOO CRE	29,113	83,851	13,256	42,873	73,165	1,883	15,822	259,965
OO CRE	7,440	36,751	12,829	39,380	58,088	1,877	817	157,183
Multifamily	6,154	28,715	5,680	17,020	5,094	—	—	62,663
Total loans	$93,180	$223,007	$49,549	$135,950	$166,152	$7,848	$27,448	$703,135

Allocation of Allowance for Credit Losses

The following tables present the allocation of the ACL on loans held-for-investment and the percentage of the total amount of loans held-for-investment in each category listed and as of the dates indicated:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Allowance Amount	% of Portfolio	Allowance Amount	% of Portfolio
1-4 Family residential real estate	$930	1.30%	$736	1.19%
Commercial	2,602	2.16%	924	1.84%
Consumer and other	9	1.00%	8	1.15%
Construction	514	1.68%	512	1.48%
NOO CRE	3,632	1.40%	1,859	1.10%
OO CRE	2,111	1.34%	1,201	1.46%
Multifamily	725	1.16%	620	1.02%
Total	$10,523	1.52%	$5,860	1.28%

The ACL increase from December 31, 2023, primarily reflects impacts from the March 19, 2024, CBOA Merger as more fully discussed above. For further information regarding the CBOA Merger, also see Note 2 in our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

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

Historically other real estate owned (OREO) represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO generally are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We typically have incurred recurring expenses relating to OREO in the form of maintenance, taxes, insurance, and legal fees, among others, until the OREO parcel is disposed. While disposition efforts with respect to our OREO are generally ongoing, if these properties are appraised at lower-than-expected values or if we are unable to sell the properties at the prices for which we expect to be able to sell them, we may incur additional losses. Southwest Heritage Bank held $3 million of OREO, represented by one out of market commercial real estate property, at December 31, 2023, and no OREO at September 30, 2024.

The following tables set forth our non-performing assets and related ratios as of each balance sheet date indicated below:

Nonperforming assets

(Dollars in thousands)	September 30, 2024	December 31, 2023
Nonaccrual loans:
1-4 Family residential real estate	$60	$66
Commercial	2,509	1,208
Consumer and other	—	—
Construction	—	—
NOO CRE	—	—
OO CRE	—	—
Multifamily	722	970
Total nonaccrual loans	3,291	2,244
Accrual loans greater than 90 days past due	—	—
Total nonperforming loans (NPLs)	3,291	2,244
Other real estate owned and foreclosed assets, net	—	3,000
Total nonperforming assets (NPAs)	$3,291	$5,244

ACL	10,523	5,860
NPLs	3,291	2,244
ACL to NPLs	319.75%	261.14%

NPA’s	3,291	5,244
Total Assets	935,414	581,265
NPAs to total assets	0.35%	0.90%

NPLs	3,291	2,244
Total Loans	703,135	457,027
NPLs to total loans	0.47%	0.49%

Total nonperforming assets were $3.3 million as of September 30, 2024, compared to $5.2 million at December 31, 2023. The decrease reflects the sale of the note for the prior OREO balance, partially offset by certain non-accrual loans acquired through the CBOA Merger on March 19, 2024.

Potential problem loans are loans which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Management has not identified any potential problem loans not included in the nonperforming assets table above.

Allowance for Credit Losses – Unfunded loan commitments

The following tables present the changes in the ACL on unfunded loan commitments for the three and nine months ended September 30, 2024:

Three months ended September 30, 2024 (In thousands)	Unfunded Loan Commitments
Allowance for credit losses:
Beginning balance	$350
Provision for credit losses	—
Ending balance	$350

Nine months ended September 30, 2024 (In thousands)	Unfunded Loan Commitments
Allowance for credit losses:
Beginning balance	$135
Impact of the CBOA merger	222
Provision for credit losses	(7)
Ending balance	$350

Deposits

Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $785.2 million and $460.0 million as of September 30, 2024, and December 31, 2023, respectively. The primary reason for this large increase was the CBOA Merger.

The following table sets forth the average balance amounts and the average rates paid on deposits held by us for the periods presented:

	For the three months ended September 30,
	2024		2023
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposits	$214,523	—%	$91,462	—%
Interest-bearing demand and NOW deposits	342,687	3.12	250,427	2.82
Certificates of deposit	216,596	4.41	127,996	3.76
Total deposits	$773,806	2.63%	$469,885	2.55%

	For the nine months ended September 30,
	2024		2023
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposits	$178,212	—%	$93,137	—%
Interest-bearing demand and NOW deposits	316,879	3.10	261,012	2.53
Certificates of deposit	189,312	4.45	114,768	3.35
Total deposits	$684,403	2.64%	$468,918	2.22%

For the three months ended September 30, 2024, and September 30, 2023, average certificates of deposit included average brokered CD balances of $8.1 million and $20.0 million, respectively. For the nine months ended September 30, 2024, and September 30, 2023, average certificates of deposit included average brokered CD balances of $9.4 million and $17.6 million, respectively. The decline in our brokered CD deposits in 2024 is due to brokered CD maturities which were paid off with excess cash on hand.

The following table sets forth the portion of the Bank’s time deposits in excess of the FDIC insurance limit, by remaining maturity and as of September 30, 2024:

(In thousands)
Three months or less	$19,239
Over three months through six months	29,193
Over six months through twelve months	12,611
Over twelve months	21,517
Total	$82,560

As of September 30, 2024, and December 31, 2023, approximately $189.9 million and $195.6 million of our total deposit base was uninsured. The estimates are based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Federal Reserve Bank and Federal Home Loan Bank Advances

Other than deposits, at times the Bank may utilize Federal Home Loan Bank (“FHLB”) advances and Federal Reserve Bank (“FRB”) advances as supplementary funding sources to finance our operations. At September 30, 2024, we had $27 million of borrowings through the FRB’s Bank Term Funding Program (“BTFP”) established in March 2023. At December 31, 2023, we had $29 million borrowings through the BTFP. Our advances from the FRB are collateralized by pledged securities. At September 30, 2024, we had $29.2 million in availability through the FRB’s Discount Window. As of September 30, 2024, we had $229.4 million in borrowing capacity at the FHLB of San Francisco.

The following table presents certain attributes of debt as of and for the nine months ended September 30, 2024. The maximum month-end balance represents the high indebtedness at any month end during the first nine months of 2024.

			Maximum
	Ending	Period	Month End	Period Average
(Dollars in thousands)	Balance	End Rate	Balance	Balance	Rate
Federal Home Loan Bank Advances	$0	0.00%	0	$0	0.00%
FRB BTFP Advances	27,000	4.83%	49,000	29,029	5.03%
Other Debt, net	27,319	4.54%	29,145	26,964	4.96%
Total	$54,319	4.68%	$78,145	$55,993	5.00%

In October 2024, the Bank paid off in full its $27 million BTFP borrowing from the FRB and transferred the related pledged available-for-sale securities of $27.6 million, securing this BTFP borrowing, to the Federal Reserve Bank of San Francisco’s Discount Window. In addition, $990,000 of accrued interest payable was paid off in connection with the October 2024 full pay off of the BTFP borrowing described above.

Other Debt

In addition to our FRB advances, we also have subordinated debt amounting to $23.1 million at September 30, 2024, trust preferred securities assumed in connection with the CBOA Merger totaling $5.2 million, and $1.7 million of Federal Funds purchased. See Note 7—Borrowings in our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Capital Raises

During December 2022 and January 2023, Bancorp 34 completed two private placements of common and preferred stock. Bancorp 34 issued a total of 1,359,497 shares of common stock and 820,115 shares of convertible, non-voting Series A perpetual preferred Stock at $14.00 per share each, generating net cash proceeds of approximately $28.6 million. The Company used the net proceeds from these private placements to support the CBOA Merger and to enhance capital ratios.

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

Bancorp 34 (Parent Company)

Bancorp 34 has routine cash outlays consisting primarily of operating expenses and debt service. Bancorp 34 can obtain funding to meet its obligations from dividends collected from its subsidiary, Southwest Heritage Bank, and through the issuance of varying forms of debt and equity. At September 30, 2024, Bancorp 34 had cash and equivalents of $3.8 million, a $1.5 million note receivable from the Southwest Heritage Bank ESOP, and debt outstanding of $27.7 million, which includes $5.2 million related to trust preferred debt assumed in connection with the CBOA Merger. Management believes Bancorp 34 has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.

Federal banking laws regulate dividends that may be paid by banking subsidiaries without prior approval. Southwest Heritage Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2022 or 2023. During the nine months ended September 30, 2024, Southwest Heritage Bank did not pay a dividend to Bancorp 34.

Southwest Heritage Bank (the Bank)

Southwest Heritage Bank’s liquidity management policy and our asset and liability management policy, or ALM policy, provides the framework that we use to seek to maintain adequate liquidity and sources of available liquidity at levels that will enable us to meet all reasonably foreseeable short-term, long-term, and strategic liquidity demands. Our Asset and Liability Management Committee, or ALCO, is responsible for oversight of our liquidity risk management activities in accordance with the provisions of our ALM Policy and applicable bank regulatory capital and liquidity laws and regulations. Our liquidity risk management process includes (i) ongoing analysis and monitoring of our funding requirements under various economic and interest rate scenarios, (ii) review and monitoring of lenders, depositors, brokers and other liability holders to ensure appropriate diversification of funding sources, and (iii) liquidity contingency planning to address liquidity needs in the event of unforeseen market disruption, including appropriate allocation of funds to a liquid portfolio of marketable securities and investments. We continuously monitor our liquidity position in order for our assets and liabilities to be managed in a manner that we believe will meet our immediate and long-term funding requirements. We seek to manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return-on-investment objectives of our stockholders. We also monitor our liquidity requirements in light of interest rate trends, changes in the economy, and the scheduled maturity and interest rate sensitivity of our securities, loan portfolios and deposits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control when we make investment decisions.

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers and capital expenditures. These liquidity requirements are met primarily through our deposits, FHLB advances, subordinated debt and the principal and interest payments we receive on loans and investment securities. Cash, interest-bearing deposits in third party banks, securities available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are available to us include the sale of loans we hold for investment, the ability to acquire additional national market non-core deposits, borrowings through the Federal Reserve’s discount window and the issuance of additional debt.

At September 30, 2024, Southwest Heritage Bank’s cash and cash equivalents were $127.8 million, or 13.6% of Southwest Heritage Bank’s total assets, compared to $28.9 million, or 5.0% of total assets, at December 31, 2023. The increase in Southwest Heritage Bank’s liquid assets, during nine months ended September 30, 2024, reflects cash acquired in the CBOA Merger, proceeds from the sale of the marked investment portfolio acquired in the CBOA Merger, and loan payoffs. These cash increases were partially offset by the decline in deposit balances and the payoff of borrowings since the CBOA Merger.

The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At September 30, 2024, net loans as a percentage of deposits were 87.8%, compared to 98.1% at December 31, 2023. For additional information related to our deposits, see the “Deposits” section above.

As of September 30, 2024, we also had borrowing capacity at the Federal Reserve Bank (“FRB”) of San Francisco and the FHLB of San Francisco, from which we can borrow for leverage or liquidity purposes. Both the FRB and FHLB require that securities and/or qualifying loans be pledged to secure any advances. At September 30, 2024, Southwest Heritage Bank had: (i) $27 million in advances from the FRB’s BTFP; (ii) $29.2 million in availability through the FRB’s Discount Window; (iii) $229.4 million in borrowing capacity at the FHLB of San Francisco; and (iv) fully available unsecured Federal funds lines-of-credit with certain other financial institutions totaling $49.8 million.

In October 2024, the Bank paid off in full its $27 million BTFP borrowing from the FRB and transferred the related pledged available-for-sale securities of $27.6 million, securing this BTFP borrowing, to the Federal Reserve Bank of San Francisco’s Discount Window. In addition, $990,000 of accrued interest payable was paid off in connection with the October 2024 full pay off of the BTFP borrowing described above.

Management believes Southwest Heritage Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and long-term.

Capital Resources

Our consolidated stockholders’ equity at September 30, 2024, and December 31, 2023, was $87.1 million and $60.7 million, respectively. This increase primarily reflects the $23.3 million estimated fair value of our 2.7 million common shares issued as consideration in connection with the CBOA Merger in March 2024.

We are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.

Regulatory capital rules adopted in July 2013 and fully phased in as of January 1, 2019, which we refer to as the Basel III rules, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with consolidated assets of more than $3 billion. While Bancorp 34 is not subject to the regulation, the ratios are monitored by management should compliance be required.

To avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain the fully phased in “capital conservation buffer” of 2.5% on top of its minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1 risk-based capital, but the buffer applies to all three measurements (common equity Tier 1 risk-based capital, Tier 1 capital and total capital). At September 30, 2024, Southwest Heritage Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized.

The following table shows the regulatory capital ratios for Bancorp 34 (consolidated) at the dates indicated:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To be Well- Capitalized under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2024
Total risk-based capital to risk-weighted assets	$115,973	14.98%	$61,938	8.00%	$N/A	N/A	%
Tier 1 risk-based capital to risk-weighted assets	82,500	10.66	46,454	6.00	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 leverage capital to average assets	82,500	8.95	36,883	4.00	N/A	N/A

As of December 31, 2023
Total risk-based capital to risk-weighted assets	$96,761	19.20%	$40,311	8.00%	$N/A	N/A	%
Tier 1 risk-based capital to risk-weighted assets	65,651	13.03	30,234	6.00	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 leverage capital to average assets	65,651	11.20	23,446	4.00	N/A	N/A

The following table shows the regulatory capital ratios for Southwest Heritage Bank at the dates indicated:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024

Total Capital to risk-weighted assets:	$110,572	14.28%	$61,945	8%	$77,431	10%
Tier 1 (Core) Capital to risk weighted assets:	$100,878	13.03%	$46,452	6%	$61,936	8%
Common Tier 1 Capital to risk weighted assets (CET1):	$100,878	13.03%	$34,839	4.50%	$50,323	6.50%
Tier 1 (Core) Capital to average assets:	$100,878	10.98%	$36,750	4%	$45,937	5%

December 31, 2023

Total Capital to risk-weighted assets:	$74,142	14.79%	$40,114	8%	$50,143	10%
Tier 1 (Core) Capital to risk weighted assets:	$68,032	13.57%	$30,086	6%	$40,114	8%
Common Tier 1 Capital to risk weighted assets (CET1):	$68,032	13.57%	$22,564	4.50%	$32,593	6.50%
Tier 1 (Core) Capital to average assets:	$68,032	11.66%	$23,347	4%	$29,184	5%

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

The following table summarizes commitments as of the dates presented (In thousands):

	September 30,		December 31,
	2024		2023
	Fixed	Variable	Fixed	Variable
Commitments to extend credit	$7,069	$25,493	$5,327	$6,966
Unused lines of credit	3,551	39,781	3,962	18,859
Totals	$10,620	$65,274	$9,289	$25,825

Contractual Obligations

We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk, and liquidity risk.

The following table summarizes our contractual obligations as of September 30, 2024, and December 31, 2023:

		Less than	1-3	3-5	More than
September 30, 2024 (In thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt:
FRB term advances	$27,000	$27,000	$—	$—	$—
Subordinated debt	23,500	—	—	—	23,500
Trust preferred securities	5,155	—	—	—	5,155
Total long-term debt	55,655	27,000	—	—	28,655
Operating leases	4,869	990	1,695	1,578	606
Certificates of deposit	237,649	202,870	30,142	4,637	0
Total	$298,173	$230,860	$31,837	$6,215	$29,261

		Less than	1-3	3-5	More than
December 31, 2023 (In thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt:
FRB term advances	$29,000	$29,000	$—	$—	$—
Subordinated debt	25,000	—	—	—	25,000
Total long-term debt	54,000	29,000	—	—	25,000
Operating leases	2,344	325	726	749	544
Certificates of deposit	128,403	93,675	30,390	4,338	0
Total	$184,747	$123,000	$31,116	$5,087	$25,544

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required of smaller reporting companies.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. The Company’s disclosure controls and procedures are designed to ensure information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

During the quarter ended September 30, 2024, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continually monitors and assesses changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Part I – Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities. Subject to the foregoing, there have been no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except as otherwise disclosed herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, and this Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCORP 34, INC.

Date: November 13, 2024	By:	/s/ Ciaran McMullan
	Name:	Ciaran McMullan
	Title:	Chairman and Chief Executive Officer

Date: November 13, 2024	By:	/s/ Kevin Vaughn
	Name:	Kevin Vaughn
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	line XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.