Form 10-K
period 2024-12-31
Bancorp 34, Inc.
filed 2025-03-06
CIK 1668340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $44.7 million.

As of March 6, 2025, the registrant had 6,665,415 shares of common stock, par value $0.01 per share, issued and outstanding.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	the possibility that the anticipated benefits of our merger with CBOA Financial Inc. (“CBOA”), including anticipated cost savings and strategic gains, are not realized when expected or at all;
•	the integration of the business and operations of CBOA, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results;
•	challenges retaining or hiring key personnel;
•	the outcome of pending or threatened litigation or of matters before regulatory agencies, whether currently existing or commencing in the future;
•	increased capital requirements, other regulatory requirements or enhanced regulatory supervision;
•	the inability to grow revenue and earnings;
•	the inability to efficiently manage operating expenses;
•	changes in interest rates and capital markets;
•	changes in asset quality and credit risk;
•	changes in deposit costs and liquidity risk;
1

•	adverse changes in economic conditions;
•	capital management activities;
•	customer borrowing, repayment, investment and deposit practices;
•	the impact, extent and timing of technological changes;
•	changes in legislation, regulation, policies, administrative practices, or executive orders, whether by judicial, governmental or legislative action, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which we refer to as the Dodd-Frank Act, and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection and insurance, and the ability to comply with such changes in a timely manner;
•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
•	changes in interest rates, which may affect Bancorp 34’s net income and other future cash flows, or the market value of Bancorp 34’s assets, including its investment securities;
•	changes in accounting principles, policies, practices or guidelines;
•	failure to attract new customers and retain existing customers in the manner anticipated;
•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan or other systems;
•	the adverse effects of events beyond each party’s control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in each party’s customers’ supply chains or disruption in transportation; and
•	other actions of the Federal Reserve and legislative and regulatory actions and reforms.

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

Risks Related to Bancorp 34 and its Business

Economic and Geographic-Related Risks

•	Our business may be adversely affected by economic and market conditions, including inflation.
•	The Federal Reserve’s implementation of significant economic strategies that have affected interest rates, inflation, asset values and the yield curve may have a significant negative effect on our business and clients.

Lending and Interest Rate Risk

•	If we fail to effectively manage credit risk, our business and financial condition will suffer.
•	Our estimated allowance for credit losses may be insufficient to absorb actual losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.
•	We are exposed to higher credit risk by commercial real estate, commercial business, and construction lending.
•	A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.
•	Nonperforming assets take significant time and resources to resolve and adversely affect our results of operations and financial condition.
•	We are subject to interest rate risk, which could adversely affect our financial condition and profitability.
•	Rapidly changing interest rates may negatively affect our investments in securities and the cost of our funding sources, including deposits.
•	A flat or inverted yield curve may reduce the net interest margin and adversely affect our loan and investment portfolios.
•	We are subject to environmental liability risk associated with our lending activities.

Operational Risks

•	We are subject to losses due to errors, omissions or fraudulent behavior by our employees, clients or others.
•	We are exposed to the possibility of technology failure and a disruption in our operations may adversely affect us.
•	Fraud is a major, and increasing, operational risk for us and all banks.
•	A failure in, or breach of, our operational or security systems or infrastructure, or those of our third party vendors, including as a result of cyber-attacks, could disrupt our businesses, damage our reputation, and cause losses.
•	Our risk management framework may not be effective in mitigating risks or losses.
•	Our ability to maintain our reputation is critical to the success of our business.
•	Combining the Company and CBOA may be more difficult, costly or time consuming than expected and we may fail to realize the anticipated benefits and cost savings of the merger.
•	We depend on our executive officers and other key employees, and our ability to attract additional key personnel, and we could be harmed by the unexpected loss of their services.
•	Failure to keep pace with technological change could adversely affect our business.
3

Industry-Related Risks

•	We are exposed to the possibility that more prepayments may be made by customers to pay down loan balances, which could reduce our interest income and negatively impact our operating results.
•	We could experience a loss due to competition with other banks or because consumers decide not to use banks.
•	Failure to keep pace with technological change could result in losses.
•	Our industry is subject to technology-driven disruption.
•	We may be adversely affected by the lack of soundness of other financial institutions.
•	The value of securities in our investment portfolio may decline in the future.

Capital and Liquidity Risks

•	We may need additional capital resources in the future, which may not be available when needed or at all.
•	Liquidity, primarily through deposits, is essential to our business model, and a lack of liquidity or an increase in the cost of liquidity could materially impair our ability to fund our operations.
•	We may not be able to maintain a strong core deposit base or access other low-cost funding sources.
•	Deposit levels may be affected, fairly quickly, by changes in monetary policy.

Risks Related to Strategic Plans

•	Future mergers and acquisitions may subject us to risks, which could disrupt our business and dilute stockholder value.
•	We may be unable to grow our business organically, which could adversely affect our business.
•	New lines of business or new products and services may subject us to additional risk.

Legal, Accounting, Regulatory and Compliance Risks

•	The banking industry is heavily regulated and that regulation, together with any future legislation or regulatory changes, could limit or restrict our activities and adversely affect our operations or financial results.
•	Failure to maintain regulatory capital ratios could result in regulatory actions.
•	We face risks related to compliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
•	Consumer lending laws restrict our ability to originate certain mortgage loans and increase our risk on such loans.
•	We are subject to fair lending laws, and failure to comply with these laws could lead to material penalties.
•	The Federal Reserve may require us to commit capital resources to support Southwest Heritage Bank (the “Bank”).
•	We are subject to claims and litigation, which could result in additional expenses and reputational damage.
•	The expanding body of federal, state and local regulations may increase the cost of compliance and the risk of noncompliance regarding servicing and selling loans.
•	We could be subject to changes in tax laws, regulations and interpretations or challenges to our income tax provision.

Risks Related to Bancorp 34 Common Stock

•	Some provisions of our organizational documents may have anti-takeover effects that could discourage an acquisition.
•	We are a “smaller reporting company,” and the reduced reporting requirements applicable to Bancorp 34 may make our common stock less attractive to investors.
•	Substantial future sales of our common stock could cause our stock price to decline.
•	The suspension of our obligation to file current, quarterly and annual reports with the SEC under Section 15(d) of the Exchange Act will result in less information about our financial condition and results of operations being readily available to the public and have other potentially adverse consequences to holders of our common stock.
•	Our articles of incorporation include a forum selection clause.
4

PART I

Item 1. Business

As used in this report, unless the context requires otherwise, the terms “Bancorp 34,” “we,” “us” and “our” refer to Bancorp 34, Inc. and its consolidated subsidiaries before the merger with CBOA.

History and Growth

Bancorp 34, Inc. is a Maryland corporation that was organized in 2016 and originally headquartered in Alamogordo, New Mexico. Bancorp 34 was formed to be the successor to Alamogordo Financial Corp. upon completion of the second step mutual-to-stock conversion (the “conversion”) of AF Mutual Holding Company (the “MHC”), the top tier mutual holding company of Alamogordo Financial Corp. Alamogordo Financial Corp. was the former mid-tier holding company Southwest Heritage Bank. Prior to completion of the conversion, approximately 54.7% of the shares of common stock of Alamogordo Financial Corp. were owned by the MHC. In conjunction with the conversion, the MHC and Alamogordo Financial Corp. merged into the Bancorp 34, Inc. The conversion was completed on October 11, 2016. We sold a total of 1,879,484 shares of common stock at $10.00 per share in the second-step offering. Concurrent with the completion of the stock offering, each share of Alamogordo Financial Corp. stock owned by public stockholders (stockholders other than the MHC) was exchanged for 2.0473 shares of our common stock. The conversion was accounted for as a capital raising transaction by entities under common control.

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

On April 27, 2023, Bancorp 34 and CBOA entered into a merger agreement, which was amended on December 21, 2023 (the “merger agreement”). Under the merger agreement, CBOA merged with and into Bancorp 34, with Bancorp 34 continuing as the surviving entity, on March 19, 2024.

Immediately following the merger, Commerce Bank of Arizona merged with and into our wholly-owned subsidiary, Bank 34, with Bank 34 continuing as the surviving bank (the “bank merger”). Following the bank merger, on March 25, 2024, Bank 34 changed its name to Southwest Heritage Bank (the “Bank”).

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and position us to execute our business strategy successfully:

Specialized commercial bank operating in key high growth Arizona and New Mexico markets. Following the completion of the merger with CBOA, we are the second largest commercial bank headquartered in Arizona and the largest commercial bank headquartered in Arizona with assets under $10 billion. Our extensive suite of financial products and services combined with our growth goals and initiatives has made us attractive to bankers and business development professionals who prefer to work with a specialized commercial bank. Over the past several years our capital investments have focused around building talent and expertise in commercial lending. Combined with the fact that our current footprint, inclusive of the merger with CBOA, positions us in growth areas in Arizona and New Mexico, we believe there is a high degree of further organic growth opportunity. While we are confident in our ability to offer our customers specialized commercial banking services and our future growth opportunities in our markets, there is no assurance that we will be able to achieve our strategic initiatives. Risks associated with our strategic plans are discussed in the Risk Factors of this Annual Report on Form 10-K, see “Risk Factors—Risks Related to Strategic Plans,” beginning on page 46.

Effective talent and customer acquisition strategy in growth markets benefitting from recent consolidations. The markets we serve have experienced significant bank consolidation, and we have a demonstrated track record in attracting both talent and customers created from this disruption. Particularly in our Arizona and New Mexico markets, we have been able to recruit high quality teams and successfully grow organically. We were able to make significant capital investments in people, technology, and infrastructure to create a top-tier commercial platform, and we recruited seasoned bankers in our markets of operation. Although we have been successful in attracting talent and customers in our market areas in the recent past due to market disruption, there is no assurance this trend will continue or that we will be able to retain key personnel or our customers. For example, if new competitors enter our markets, they may seek to retain our key personnel and compete with us for our current customers. Risks associated with our dependence on key personnel are discussed in the Risk Factors of this Annual Report on Form 10-K, see “Risk Factors—Operational Risks,” beginning on page 37.

Attractive core deposit franchise. Our deposit franchise is supported by substantial core deposits, which we define as total deposits less certificates of deposit greater than $250,000, less repurchase obligations and brokered deposits. As of December 31, 2024, core deposits totaled $701.3 million or 88.5% of total deposits, CDs over $250,000 totaled $83.2 million, or 10.5% of total deposits, and brokered deposits totaled $8.1 million, or 1.0% of total deposits. There were no repurchase obligations at December 31, 2024. Within our core deposit base, noninterest bearing core deposits totaled $218.6 million, or 27.6% of total deposits. Additionally, within the deposit base, $194.0 million, or 24.5% of total deposits, have balances in excess of the FDIC’s deposit insurance limit and are estimated to be uninsured. Our core deposit base results from a focus on commercial and consumer banking opportunities in our markets and opportunistic growth in commercial treasury management related accounts across our higher growth markets. We believe that our core deposit generation is powered by our strong personal service, visibility in our markets, broad commercial banking, and convenient services such as remote deposit capture and commercial internet banking. Although we have been successful in maintaining a high level of core deposits, there is no assurance this success will continue and that our percentages of core deposits to total deposits will not decrease as customer preferences for products and services change or, due to new technology or economic factors or due to customer preferences to limit uninsured deposit exposure. Risks associated with our business are discussed in the Risk Factors of this Annual Report on Form 10-K, see “Risks Factors—Risks Related to Our Business,” beginning on page 29.

Our Market Areas

At December 31, 2024, the Bank operated seven branches located in two states, Arizona and New Mexico, which we refer to as our “geographic footprint.” The table below outlines our branches and deposit market share based on the FDIC’s summary of deposits market share reporting done in 2024.

		Southwest Heritage Bank
State	Total Deposits ($000)(1)	# of Branches(1)	Market Share(1)	Deposits in Market ($000)(1)
Arizona	$622,934	6	0.29%	$212,433,072
New Mexico	151,575	2	0.35%	43,734,923

(1)	Based solely on FDIC data, including total deposits, number of branches, market share and deposits in market as of June 30, 2024.

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

Grow our core deposit franchise. The strength of our deposit franchise is derived from strong, lasting relationships with our clients and a focus on being an integral part of the communities where we do business. Our deposit footprint has provided, and we believe will continue to provide, principal support for the growth of our loan portfolio. As of December 31, 2024, core deposits, which we define as total deposits less certificates of deposit greater than $250,000 and brokered deposits comprised 11.5% of total deposits, driving a total average deposit cost of 2.49% for the year ended December 31, 2024. A key element of our funding strategy is a focus on commercial and consumer banking relationships in our markets, specifically growing traditional commercial and industrial relationships. Additionally, we believe our treasury management business will continue to benefit our attractive funding base.

Continue our greater Southern Arizona and New Mexico market expansion. The greater Phoenix and Tucson markets have been top strategic priorities for our organization from an organic and acquisition perspective. The Arizona market has been our fastest growing market and its robust economy will allow for growth opportunity. In addition to our organic expansion, deposits added through the acquisition of the CBOA business represented approximately 42.9% of our deposit base as of December 31, 2024, and we anticipate growing our Southern Arizona deposit base in the years to come.

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

Our loan portfolio as of the date indicated was comprised as follows:

	December 31, 2024
(In thousands)	Amount	% of total loans
1-4 Family residential real estate	$69,330	10.3%
Commercial	109,924	16.3
Consumer and other	261	0.0
Construction	26,285	3.9
NOO CRE	258,652	38.3
OO CRE	151,399	22.4
Multifamily	60,241	8.8
Total gross loans	$676,092	100%
8

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

Commercial Real Estate Loans. Our commercial real estate loans consist of both owner-occupied and non-owner occupied commercial real estate loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as offices, warehouses, production facilities, health care facilities, hotels, mixed-use residential/commercial, retail centers, assisted living facilities and self-storage facilities. As of December 31, 2024, $151.4 million of our commercial real estate loan portfolio, or 22.4% of our loan portfolio, was owner-occupied commercial real estate loans, and $258.7 million of our commercial real estate loan portfolio, or 38.3% of our loan portfolio, was non-owner occupied commercial real estate loans. Commercial real estate loans are often larger and involve greater risks than other types of lending. Due to the larger average size of commercial real estate loans, we face the risk that losses incurred on a small number of commercial real estate loans could have a material adverse impact on our financial condition and results of operations.

Multifamily Loans. Multifamily loans are those properties that have five or more units with borrowers who are primarily commercial entities. The bank finances loans in several different multifamily types but does not have a concentration in any one type and does not do any specialty lending in this area. These loans are made primarily in our marketplace.

Residential Real Estate Loans. Like our commercial real estate loans, our residential real estate loans are secured by real estate, the value of which may fluctuate significantly over a short period of time as a result of market conditions in the area in which the real estate is located. We primarily make our residential real estate loans to qualified individuals and investors in accordance with our real estate lending policies, which detail maximum loan to value ratios and maturities. The repayment of these loans is also affected by a borrower’s adverse personal circumstances.

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
10

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

Concentrations of Credit Risk. Diversification of risk is a key factor in prudent asset management. While the loan portfolio is concentrated in real estate, management monitors the diversification within the commercial real estate portfolio closely and no segments exceed 12.3% of the loan portfolio. Concentration risk is actively monitored by management and reviewed by our board of directors, and exposures relating to borrower, industry and commercial real estate categories are tracked and measured against established policy limits and guidelines.

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, a bank is subject to a legal lending limit on loans to a single borrower of 15% of the bank’s capital and unimpaired surplus, or 25% if the loan is fully secured. The dollar amounts of the Bank’s lending limit increases or decreases as capital increases or decreases. We are able to sell participations in its larger loans to other financial institutions, which allows us to better manage the risk and exposure involved with larger loans and to meet the lending needs of our customers requiring extensions of credit in excess of regulatory limits.

The Bank’s legal lending limit as of December 31, 2024, on loans to a single borrower was $17.0 million (15%), and $28.3 million (25%), for fully secured loans.

Human Capital Resources

We are committed to provide, develop and retain a high performing and diverse workforce that fosters a healthy, safe and productive work environment for our employees to maximize individual and organizational potential and position us as an employer of choice.

Employee Profile. As of December 31, 2024, we had 103 full-time employees and 1 part-time employee. Our employees are not covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

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

Learning and Development. Our goal is to better equip our managers and leaders with the most effective resources and tools to succeed in their roles. We want to create strong leaders with a platform that allows open communication, provides consistency across regions as well as fosters growth and development. Our goal is to establish strong leaders who will be able to effectively engage their employees to meet and reinforce the mission and goals of the Bank. We have internal programs for emerging managers and leaders that are designed to train and enhance the skills of our employees to promote career advancement from within our company. In addition, we facilitate the educational and professional development of our employees through financial support to attend conferences and obtain degrees, licenses and certifications while employed by us.

Available Information

On November 13, 2023, the date our joint registration statement on Form S-4 was declared effective, Bancorp 43 became a reporting company pursuant to Section 15(d) of the Exchange Act and subsequent to that time filed annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K with the SEC. These reports are available on the SEC’s website at http://www.sec.gov. On January 6, 2025, we filed a Form 15 with the SEC which suspended our reporting obligations under Section 15(d) of the Exchange Act. This Annual Report on Form 10-K is expected to be the final filing that we make as a result of our reporting obligations under Section 15(d) of the Exchange Act.

We also maintain a website at www.swhbank.com. The information on, or accessible through, our website or any other website cited in this Annual Report on Form 10-K is not part of, or incorporated by reference into, this Annual Report on Form 10-K.

SUPERVISION AND REGULATION

General

Bancorp 34 and the Bank are subject to extensive banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect consumers and depositors, rather than Bancorp 34 stockholders.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions. The following summary is qualified by reference to the statutory and regulatory provisions discussed. These statutes and regulations are subject to change, and additional statutes, regulations, corresponding guidance, and executive orders may be adopted. We are unable to predict these future changes or the effects, if any, that these changes could have on our business, revenues, and results of operations.

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

Bank Holding Company Regulation

We own 100% of the outstanding capital stock of the Bank, a federal savings association which elected to be treated as a “covered savings association” in January 2023, and, therefore, we are considered to be a bank holding company registered under the federal Bank Holding Company Act of 1956 (the “BHC Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the BHC Act and its regulations promulgated thereunder.

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

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHC Act and the Bank Merger Act and adopt a plan for revitalization of such practices. There are many steps that must be taken by the agencies before any formal changes to the framework for evaluating bank mergers can be finalized and the prospects for such action are uncertain at this time; however, the adoption of more expansive or prescriptive standards may have an impact on our acquisition activities. On December 18, 2023, the U.S. Department of Justice (“DOJ”) released its updated merger guidelines, which modified certain criteria, including a reduction of market concentration calculations by which the DOJ would presume a substantial lessening of competition or the creation of a monopoly. Additionally, the updated merger guidelines focus on a number of other factors related to competitiveness and the impact of the merger upon various constituencies, including customers and workers. On September 17, 2024, the DOJ announced its withdrawal from the 1995 Bank Merger Guidelines and emphasized that the 2023 Merger Guidelines remain its sole and authoritative statement across all industries and at the same time the DOJ released a 2024 Banking Addendum to the 2023 Merger Guidelines. While bank regulators, and not the DOJ, typically have addressed anti-trust concerns in connection with bank mergers with a focus on market concentration, the updated DOJ guidelines, addendum, and public comments from DOJ officials suggest that the DOJ could weigh in on more bank mergers in the future.

On September 25, 2024, the Office of the Comptroller of the Currency published final rule making amendments to its business combination rules and adding as an appendix a new policy statement regarding the principles it uses during its evaluation of factors under the Bank Merger Act. This OCC Final Rule is effective January 1, 2025, and the new policy statement sets forth standards by which certain mergers may raise regulatory concerns as well as procedures to extend and augment public comments on proposed mergers. These amendments and the policy statement could delay merger and other business combination approvals in the future.

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

Bank Regulation

The Bank is a federal savings association, which elected and was approved to be treated as a “covered savings association” (CSA) in January of 2023. A CSA has the same rights and privileges as a national bank that has its main office situated in the same location as the home office of the CSA and is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that would apply to such a national bank. As such, the Bank’s activities are now subject to the same laws, regulations, and safety and soundness expectations as a national bank located in the State of Arizona, including any appropriate enforcement action for failure to comply with applicable laws and regulations. As a CSA, the Bank retained its federal savings association charter and must continue to comply with the provisions of law applicable to federal savings associations for certain limited purposes enumerated in federal regulations, including governance (e.g., incorporation, organization, charter, bylaws, board of directors, shareholders, mutual members, and dividends), consolidation, merger, dissolution, conversion, conservatorship, receivership, and other purposes determined by OCC regulation.

As a covered federal savings association, the Bank is subject to regulation and supervision primarily by the OCC and secondarily by the Federal Reserve, the FDIC, and the CFPB. We are subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. The OCC regularly examines the Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations.

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

The OCC also considers interest rate risk (arising when the interest rate sensitivity of the Bank’s assets does not match the sensitivity of its liabilities or its off-balance sheet position) in the evaluation of the bank’s capital adequacy. Banks with excessive interest rate risk exposure are required to hold additional amounts of capital against their exposure to losses resulting from that risk. Through the risk-weighting of assets, the regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s lending and trading activities.

 The Bank’s capital categories are determined solely for the purpose of applying the “prompt corrective action” rules described below and they are not necessarily an accurate representation of its overall financial condition or prospects for other purposes. Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. See “Prompt Corrective Action” below.

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

Prompt Corrective Action

As an insured depository institution, we are required to comply with the capital requirements promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”). The FDICIA requires each federal banking agency to take prompt corrective action (“PCA”) to resolve the problems of insured depository institutions, including those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of capital ratios: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2024, we maintained capital ratios that exceeded the minimum ratios established for a “well capitalized” institution.

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
20

Adequately Capitalized—The institution meets the required minimum level for each relevant capital measure. The institution may not make a capital distribution if it would result in the institution becoming undercapitalized. An adequately capitalized institution:

•	has a total risk-based capital ratio of 8% or greater; and
•	has a Tier 1 risk-based capital ratio of 6% or greater; and
•	has a common equity Tier 1 risk-based capital ratio of 4.5% or greater; and
•	has a leverage capital ratio of 4% or greater.

Undercapitalized—The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution:

•	has a total risk-based capital ratio of less than 8%; or
•	has a Tier 1 risk-based capital ratio of less than 6%; or
•	has a common equity Tier 1 risk-based capital ratio of less than 4.5%; or
•	has a leverage capital ratio of less than 4%.

Significantly Undercapitalized—The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution:

•	has a total risk-based capital ratio of less than 6%; or
•	has a Tier 1 risk-based capital ratio of less than 4%; or
•	has a common equity Tier 1 risk-based capital ratio of less than 3%; or
•	has a leverage capital ratio of less than 3%.

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

Dividend Payments

The primary source of funds for Bancorp 34 is dividends from the Bank. While the Bank is a “covered savings association”, it continues to be treated as a federal savings association for purposes of distribution of dividends. Without prior OCC approval, the Bank may not pay dividends if the Bank would not be at least “well capitalized” or would not be an eligible savings association following the dividend or in any calendar year that, in the aggregate, exceed the Bank’s year-to-date net income plus the Bank’s retained net income for the two preceding years, among other limitations. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2024. Notwithstanding the availability of funds for dividends, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain the 2.5% capital conservation buffer. See “Capital and Related Requirements” above.

 Community Reinvestment Act and Fair Lending Requirements

The Bank is subject to certain fair lending requirements and reporting obligations involving its home mortgage lending operations. Each bank is also subject to certain requirements and reporting obligations under the Community Reinvestment Act (“CRA”). The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. The CRA further requires the agencies to take into account a bank’s record of meeting community credit needs when evaluating applications for, among other things, new branches or mergers. The Bank received a “satisfactory” CRA Assessment Rating from the OCC in its most recent examination. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities of the bank, including in acting on expansionary proposals.

On October 24, 2023, the federal banking agencies issued a final rule to amend and modernize the regulations implementing the CRA (the “CRA Final Rule”). The rule significantly expands the number of areas in which a bank is evaluated, materially changes the tests used to evaluate the bank in those areas and expands the data a bank must collect and report. The final rule took effect April 1, 2024, however, effective on April 1, 2024, a Federal district court judge in the Northern District of Texas enjoined the federal banking agencies from enforcing the CRA Final Rule pending resolution of the underlying lawsuit. The Bank is monitoring this case for key developments. If the CRA Final Rule is finalized and becomes effective, we expect the rule will increase the Bank’s obligations and compliance costs necessary to achieve a “Satisfactory” or “Outstanding” rating under the CRA.

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

Consumer Protection Regulations

The activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Bank regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act—the primary federal law that prohibits “unfair or deceptive acts or practices” and unfair methods of competition in or affecting commerce (“UDAP” or “FTC Act”). “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices” (“UDAAP”). The CFPB has brought a variety of enforcement actions for violations of UDAAP provisions and CFPB guidance continues to evolve.

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
23

The deposit operations of the Bank are also subject to federal laws, such as:

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

The CFPB is an independent regulatory authority that is funded through the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products and services. The CFPB has the authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets such as us, for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. As such, the CFPB may participate in examinations of the Bank. In addition, states are permitted to adopt consumer protection laws and regulations that are stricter than the regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of consumer financial products and services, including rules regarding residential mortgage loans. These rules implement Dodd-Frank Act amendments to ECOA, TILA and RESPA. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability-to-repay” test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages, including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence, and mortgage origination disclosures, which integrate existing requirements under TILA and RESPA; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; and (iv) comply with new disclosure requirements and standards for appraisals and certain financial products. The CFPB may issue regulations that impact products and services offered by the Bank. The CFPB has engaged in rulemakings that affect, among other things, credit card late fees, overdraft fees, data collection and reporting requirements for small business lenders such as the Bank, and personal financial data rights.

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

On January 1, 2021, Congress overrode a Presidential veto and thereby enacted the National Defense Authorization Act for Fiscal Year 2022, or “NDAA.” The NDAA provides for one of the most significant overhauls of the BSA and related anti-money laundering laws since the USA Patriot Act. Notably, changes include:

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

FinCEN published a final rule implementing the beneficial ownership registry that was effective on January 1, 2024, however, these beneficial ownership rules are subject to a nationwide preliminary injunction against enforcement by FinCEN of the Corporate Transparency Act and its implementing regulations related to the beneficial ownership registry. Bank management is monitoring developments concerning these rules.

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

Deposit Premiums and Assessments

The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to $250,000, the maximum amount permitted by law. The FDIC uses the DIF to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. As an FDIC-insured bank, we must pay deposit insurance assessments to the FDIC based on our average total assets minus our average tangible equity.

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

Future Legislation and Regulation

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied or interpreted. Similarly, the change in Presidential administrations can impact the direction of policy in the banking industry through the issuance of executive orders and other executive actions. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation has in the past and may in the future affect the regulatory structure under which we operate and may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital or modify our business strategy, or limit our ability to pursue business opportunities in an efficient manner. Our business, financial condition, results of operations or prospects may be adversely affected, perhaps materially, as a result.

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

More specifically, the market conditions in the markets in which we have a presence may be different from, and could be worse than, the economic conditions in the United States as a whole. While the Federal Reserve recently began lowering interest rates, if inflation persists or if circumstances otherwise dictate the Federal Reserve could be required to begin increasing interest rates again. Increases in interest rates in the past have led to recessions of various lengths and intensities and might lead to such a recession in the near future. Such a recession or any other adverse changes in business and economic conditions generally or specifically in the markets in which we operate could affect our business, including causing one or more of the following negative developments:

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

The United States generally and the regions in which we operate specifically have in recent years experienced significant inflationary pressures, evidenced by higher gas prices, higher food prices and higher prices for other consumer items. Accordingly, while inflation has since moderated, it can result in material adverse effects upon our customers, their businesses and, as a result, our financial position and results of operation. Inflation also can and does generally lead to higher interest rates, which have their own separate risks. Decreased deposit balances could result in our reliance upon higher cost funding sources. See Lending and Interest Rate Risks included in these Risk Factors below.

The Federal Reserve has implemented significant economic strategies that have affected interest rates, inflation, asset values, and the shape of the yield curve. These strategies have had, and will continue to have, a significant impact on our business and on many of our clients.

To illustrate: in response to the recession in 2008-09 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives designed to lower rates and make credit easier to obtain. The Federal Reserve changed course in 2015, raising rates several times through 2018. The last raise in 2018 was accompanied by a substantial and broad stock market decline. In 2019, the Federal Reserve began to lower rates. In 2020, in response to economic disruption associated with the COVID-19 pandemic, the Federal Reserve quickly reduced short-term rates to extremely low levels and acted to influence the markets to reduce long-term rates as well. During 2021, the Federal Reserve significantly reduced its “easing” actions that held down long-term rates. During 2022, the Federal Reserve switched to a tightening policy. It raised short term rates significantly and rapidly over most of the year. Those actions triggered a significant decline in the values of most categories of U.S. stocks and bonds; impacted bank asset values, funding costs, and liquidity resources; significantly raised recessionary expectations for the U.S.; and inverted the yield curve through the second quarter of 2023. The Federal Reserve slowed the rate of increases in 2023 and began lower rates in late 2024.

Despite the recent cuts in interest rates, rates remain higher than they have been in the recent past and these increases in interest rates accordingly may have significant and adverse effects upon our business as well as the business of many of our customers. For example, the raising of short-term interest rates: (i) increases our cost of funds due largely to overall increases in the cost of our deposits which may decrease our net interest margin; (ii) increases the cost of our other funding sources such as borrowings from the Federal Home Loan Bank, which we utilize for liquidity, may further decrease our net interest margins; (iii) may cause a further decline in the value of our investment portfolio which could result in unrealized or realized losses if the investments are sold; (iv) may cause a decline in the demand for our products if borrowers are no longer able to afford our loans or if our competitors offer more attractive rates for loans or deposits; and (v) may cause an increase in the number of customers who default on their loans or obligations to us as they may not be able to fund higher loan payments on floating interest rate loans or have the ability to refinance maturing loans at higher interest rates. Risks associated with interest rates and the yield curve and their potential effects on financial institutions are further discussed in these Risk Factors under the Caption Lending and Interest Rate Risks.

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

The application of the acquisition method of accounting in any future acquisitions will impact our allowance for credit losses. Under the acquisition method of accounting, all acquired loans will be recorded in our consolidated financial statements at their estimated fair value at the time of acquisition. To the extent that our estimates of fair value are too high, we will incur losses associated with the acquired loans.

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

Commercial real estate, commercial business and construction lending usually involves higher credit risks than that of single-family residential lending. At December 31, 2024, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate (owner and non-owner occupied) 60.7%, commercial and industrial business 16.3%, and construction and land development lending 3.9%. These types of loans involve larger loan balances to a single borrower or groups of related borrowers.

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

As of December 31, 2024, our commercial real estate loans (owner and non-owner occupied) were equal to 367.2% of the bank’s total risk-based capital. The banking regulators give commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for credit losses and capital levels as a result of commercial real estate lending growth and exposures.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loans are secured by real estate. As of December 31, 2024, approximately 83.7% of such loans had real estate as primary collateral. Additionally, certain loans may have real estate as a secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for credit losses, which could also adversely affect our business, financial condition, and results of operations.

In 2023 we experienced the deterioration of a large out of market commercial real estate credit, and future deterioration in our commercial real estate loan portfolio could adversely affect our results of operations and financial condition.

To diversify the geographic scope of our commercial real estate loan portfolio, a portion of our commercial real estate and construction loan portfolios is secured by real estate outside of our market areas. At December 31, 2024, approximately 83.7% of our commercial real estate and construction loan portfolios were collateralized with out of market real estate. As of September 30, 2023, we experienced a deterioration of a large out of market commercial real estate loan which resulted in this loan becoming nonperforming as of September 30, 2023. As of December 31, 2023, a $3.3 million loss was recognized, and the remaining $3 million balance was transferred to other real estate owned. The note associated with the loan was sold for $2.6 million and an additional $0.4 million loss was taken in the first quarter of 2024.

Due to this event, management engaged an external third-party to complete a loan review in the fourth quarter of 2023. This loan review included a review of approximately 90% of our out of market collateral loan portfolio. In addition, management conducted a review of the largest out of market credits, which included a review of the real estate appraisals for the out of market collateral real estate securing these credits. While the external third-party and management reviews did not indicate significant deterioration in our out of market collateral loan portfolio, we may experience material deteriorations with other existing real estate loans, including real estate loans in our out of market commercial real estate loan portfolio. In addition, management plans to limit out of market lending in the future.

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

At December 31, 2024, we had a total of approximately $4.7 million of nonperforming assets or approximately 0.51% of total assets. Our nonperforming assets adversely affect our operating results in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our operating results and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels regulators believe are appropriate in light of the ensuing risk profile. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our operating results and related ratios, such as return on assets and equity.

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

The majority of our banking assets are subject to changes in interest rates. For example, as of December 31, 2024, 42.3% of our loan portfolio, including loan level derivative instruments, consisted of floating or adjustable interest rate loans. Like most financial institutions, our earnings significantly depend on our net interest income, the principal component of our operating results, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. Many factors beyond our control impact interest rates, including economic conditions, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and disorder and instability in domestic and foreign financial markets. Changes in monetary policies of the various government agencies could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities.

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

In response to the COVID-19 pandemic, the Federal Open Market Committee cut short-term interest rates to a record low range of 0% to 0.25%. Over the course of 2022 and throughout 2023 these record low rates were reversed, with the Federal Reserve continuing to signal its concerns with respect to inflation. The Federal Reserve began decreasing interest rates late in 2024.

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

The yield curve is a reflection of interest rates applicable to short and long-term debt. The yield curve is upward sloping when short-term rates are lower than long-term rates; it is flat when short-term rates and long-term rates are nearly the same; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is usually upward sloping (higher rates for longer terms). However, the yield curve can be relatively flat or inverted (downward sloping), which has happened several times in the past few years. A flat or inverted yield curve, which tends to decrease net interest margin, would adversely impact our lending businesses and investment portfolio. The Federal Reserve, consistent with long-term goals, has been raising rates in response to inflation. We cannot predict how long those conditions will exist. In 2025 there is significant risk, especially if yield curve inversion remains common and a recession begins, that our net interest margin could compress.

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

In addition, we are subject to the growing risk of climate change. Among the risks associated with climate change are more frequent severe weather events. Severe weather events such as droughts, heat waves, fires, hurricanes, tropical storms, tornados, winter storms, freezes, flooding and other large-scale weather catastrophes in our markets subject us to significant risks and more frequent severe weather events magnify those risks. Large-scale weather catastrophes or other significant climate change effects that either damage or destroy residential or multifamily real estate underlying mortgage loans or real estate collateral, or negatively affects the value of real estate collateral or the ability of borrowers to continue to make payments on loans, could decrease the value of our real estate collateral or increase our delinquency rates in the affected areas and thus diminish the value of our loan portfolio. Such events could also cause downturns in economic and market conditions generally, which could have an adverse effect on our business and results of operations. The potential losses and costs associated with climate change related risks are difficult to predict and could have a material adverse effect on our business, financial condition and results of operation.

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

Two traditional areas, deposit fraud (check kiting, wire fraud, etc.) and loan fraud, continue to be major sources of fraud attempts and loss, and we incurred a $0.7 million expense related to a check kiting incident in the fourth quarter of 2024. The sophistication and methods used to perpetrate fraud continue to evolve as technology changes. In addition to cybersecurity risk (discussed below), new technologies have made it easier for bad actors to obtain and use client personal information, mimic signatures and otherwise create false documents that look genuine. The industry fraud threat continues to evolve, including but not limited to card fraud, check fraud, social engineering and phishing attacks for identity theft and account takeover. Our anti-fraud measures are both preventive and, when necessary, responsive; however, some level of fraud loss is unavoidable, and the risk of a major loss cannot be eliminated.

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

To date, we have experienced cybersecurity incidents. For example, we experienced cybersecurity incidents in June of 2023 in which an unauthorized third party gained access to the email accounts of two of our employees. After investigation, we could not definitively determine that sensitive customer information in these email accounts were not accessed by the unauthorized party. In response, we notified the affected customers of the incident in early September 2023 and have taken steps to mitigate our and our customers’ exposure to unauthorized activity. To date, we have incurred expenses of approximately $25,000 related to cybersecurity incidents.

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

Combining Bancorp 34 and CBOA may be more difficult, costly or time-consuming than expected and we may fail to realize the anticipated benefits and cost savings of the merger.

The success of our merger with CBOA will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of Bancorp 34 and CBOA. To realize the anticipated benefits and cost savings from the merger, we must successfully integrate and combine the businesses in a manner that permits those cost savings to be realized. If we are not able to successfully achieve these objectives, the benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and benefits of the merger could be less than anticipated, and integration may result in additional unforeseen expenses.

An inability to realize the full extent of the benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on our revenues, levels of expenses and operating results, which may adversely affect the value of our common stock.

It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the benefits and cost savings of the merger. Integration efforts may also divert management attention, which may have an adverse effect on the combined company.

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

As of December 31, 2024, we had a carrying amount of $90.5 million of investment securities. The value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. The Company evaluates all securities on a quarterly basis to determine if a credit loss exists. The process for determining credit losses usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize credit losses in future periods, which could have a material adverse effect on our business, financial condition, or results of operations.

Our deposit insurance premiums could be higher in the future, which could have an adverse effect on our future earnings.

The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to $250,000 per depositor for each account ownership category. Our regular assessments are based on average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels and the level of supervisory concern. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.

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

The extremely low interest rate environment in recent years ended in 2022. Contrary to the expectations outlined in the paragraph above, deposit levels prior to 2022 climbed, possibly buoyed by the severe volatility experienced by the stock markets in 2018-2020 coupled with Federal pandemic assistance, particularly direct cash payments to most citizens, in 2020 and 2021. Significant market volatility resumed in 2022 and 2023, and we have generally raised deposit interest rates to attract and maintain clients. We are unsure whether or not deposit levels will rise appreciably in 2025. In addition, recent economic events have highlighted the current market volatility related to deposits, and regulators are taking action to strengthen public confidence in the banking system and protect depositors. We are unable to predict how current economic conditions might affect our deposits and whether these regulatory actions will be successful.

Deposit levels may be affected, fairly quickly, by changes in monetary policy.

The Federal Reserve continues to signal its concerns with respect to inflation. Interest rates remained constant in the second half of 2023 with interest rate decreases occurring in late 2024. Additional information concerning monetary policy changes appears in these Risk Factors under the caption Economic and Geographic-Related Risks.

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

Our merger and acquisition activities, such as our merger with CBOA, could be material and could require us to issue a significant number of shares of our common stock or other securities and/or to use a substantial amount of cash, other liquid assets, and/or incur debt.

Our merger and acquisition activities, including our merger with CBOA, could involve a number of additional risks, including the risks of:

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

There is no assurance that, following any future mergers or acquisitions, including our merger with CBOA, our integration efforts will be successful or that we, after giving effect to the acquisition, will achieve the strategic objectives, operating efficiencies, increased revenues comparable to or better than our expectations, or other benefits expected in the acquisition, and failure to realize such strategic objectives, operating efficiencies, expected revenue increases, cost savings, increases in market presence or other benefits could have a material adverse effect on our business, financial condition, and results of operations.

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

We operate in an extensively regulated industry and we are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Bancorp 34 is subject to Federal Reserve regulations, and the Bank is subject to regulation, supervision and examination by the OCC. Our compliance with banking regulations is costly and restricts some of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our business. If, as a result of an examination, a banking agency were to determine that the financial condition, capital adequacy, asset quality, asset concentration, earnings prospects, management, liquidity sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management are in violation of any law or regulation, the banking agency could take a number of different remedial actions as it deems appropriate.

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

U.S. capital standards are discussed under the section titled “Capital Resources”, as part of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of Bancorp 34. Pressures to maintain appropriate capital levels and address business needs in a changing economy could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could be dilutive or otherwise have an adverse effect on our shareholders. Such actions could include: reduction or elimination of dividends; the issuance of common or preferred stock, or securities convertible into stock; or the issuance of any class of stock having rights that are adverse to those of the holders of our existing classes of common or preferred stock. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make share repurchases or redemptions. Higher capital levels could also lower our return on equity.

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

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance the Bank if it experiences financial distress.

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

Provisions in our certificate of incorporation and bylaws, federal banking laws, as well as provisions of the Maryland General Corporate Law (“MGCL”), could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

•	establishing a classified board of directors such that not all members of the board are elected at one time; nominees for two of our director seats to be designated by Castle Creek, and Brush Creek under the Securities Purchase Agreement, so long as certain stock ownership thresholds are maintained;
•	prohibiting any persons from voting more than 10% of our outstanding shares of common stock;
•	providing for a plurality voting standard in the election of directors without cumulative voting;
•	providing that our stockholders may remove members of our board of directors only for cause;
•	enabling our board of directors to issue additional shares of authorized, but unissued capital stock;
•	enabling our board to issue “blank check” preferred stock without further stockholder approval; and
•	enabling our board of directors to amend our bylaws without stockholder approval.

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

The suspension of our obligation to file current, quarterly and annual reports with the SEC under Section 15(d) of the Exchange Act will result in less information about our financial condition and results of operations being readily available to the public and have other potentially adverse consequences to holders of our common stock.

After we file this Annual Report on Form 10-K we will cease to file annual, quarterly, current, and other reports and documents with the SEC. We will not be providing periodic reports in the format currently required of us under the provisions of the Exchange Act and, as a result, shareholders will have access to less information about us and our business, operations, and financial performance.

In addition, the reduction in the volume and detail of information about the Company available to the public as a result of the suspension of SEC reporting could cause deterioration in the liquidity of our common stock. The lack of liquidity provided by a ready market of common stock may result in fewer opportunities to raise additional capital through private offerings of our securities and utilize equity-based incentive compensation tools to recruit and retain executive talent. Moreover, companies that file reports with the SEC are often viewed by existing shareholders, potential investors, employees, investors, customers, vendors and others as more established, reliable and prestigious than privately held companies. SEC reporting companies are often followed by analysts who publish reports on their operations and prospects. Companies that terminate their status as an SEC reporting company may risk losing prestige in the eyes of the public, the investment community and key constituencies.

Substantial future sales of our common stock, or the perception that these sales may occur, could cause the price of our common stock to decline, or could result in dilution.

Sales of substantial amounts of Bancorp 34 common stock, including in future offerings, or the perception that these sales could occur, could cause the market price of Bancorp 34 common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and place that we deem appropriate. Castle Creek and Brush Creek are party to a Registration Rights Agreement under which we may be required to register their approximately 1.5 million shares of Bancorp 34 common stock under the Securities Act of 1933, as amended (the “Securities Act”). See “Certain Relationships and Related Transactions, and Director Independence—Registration Rights Agreement.” Accordingly, the market price of Bancorp 34 common stock could be adversely affected by actual or anticipated sales of a significant number of shares of Bancorp 34 common stock in the future.

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

We experienced a single cybersecurity event in June of 2023 in which an unauthorized third party gained access to the email accounts of two of our employees. We notified the affected customers of the incident in early September 2023 and have taken steps to mitigate our and our customers’ exposure to unauthorized activity. To date, we have incurred expenses of approximately $25,000 related to the cybersecurity incident.

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

Item 2. Properties

Our principal executive offices and the Bank’s main office is located at 8777 East Hartford Drive, Suite 100, Scottsdale, Arizona 85255. In addition, we currently operate seven branches located in Las Cruces, New Mexico, Alamogordo, New Mexico, Scottsdale, Arizona, Gilbert, Arizona, Tucson, Arizona, Oro Valley, Arizona and Green Valley, Arizona.

We own both New Mexico banking branches and lease our remaining offices in Arizona. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

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

	High	Low
Fiscal Year Ended December 31, 2024
Fourth Quarter	$12.39	$11.12
Third Quarter	$11.20	$9.25
Second Quarter	$9.73	$8.45
First Quarter	$9.65	$8.25

Fiscal Year Ended December 31, 2023
Fourth Quarter	$11.00	$8.35
Third Quarter	$11.00	$9.50
Second Quarter	$12.11	$8.93
First Quarter	$13.65	$11.50

Dividends on Bancorp 34 Stock

In 2018 Bancorp 34 paid a special dividend of $1.25 per share. In the second quarter of 2019 Bancorp 34 began paying regular quarterly dividends of $0.05 per share. In the first quarter of 2022 the regular quarterly dividend was increased to $0.07 per share. Bancorp 34 suspended dividend payments effective the third quarter of 2023.

Item 6. [Reserved]

Item 7

Management’s Discussion and Analysis of Financial Condition and Result of Operations of Bancorp 34

In this section, unless the context suggests otherwise, references to “we,” “us,” and “our” mean the combined business of Bancorp 34 and its wholly-owned subsidiary, Southwest Heritage Bank.

The following discussion and analysis of Bancorp 34’s consolidated financial condition and results of operations for the years ended December 31, 2024, and 2023, should be read in conjunction with Bancorp 34’s consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.

Comments regarding Bancorp 34’s business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” beginning on page 1 of this Annual report on Form 10-K.

Overview

Bancorp 34, headquartered in Scottsdale, Arizona, is the holding company for Southwest Heritage Bank (formerly Bank 34). On March 19, 2024, Bancorp 34 acquired CBOA Financial, Inc. (“CBOA”). Immediately following the acquisition, CBOA’s wholly-owned subsidiary, Commerce Bank of Arizona, was merged with and into Bancorp 34’s wholly-owned subsidiary, Bank 34, a federally chartered stock covered savings association (“the CBOA Merger”). Bank 34 was subsequently rebranded as Southwest Heritage Bank. Southwest Heritage Bank provides a variety of banking services to individuals and businesses through its seven full-service community bank branches, two in Maricopa County, Arizona, in the cities of Scottsdale and Gilbert; three in Pima County, Arizona, in the cities of Tucson and Green Valley; one branch in Otero County, New Mexico in the city of Alamogordo; and one branch in Dona Ana County New Mexico, in the city of Las Cruces. Following the CBOA merger, our retail services offered at the two Scottsdale locations were combined into one branch, reducing the number of branches from eight to its current seven.

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

Bancorp 34 manages its operations as one unit and thus does not have separate operating segments.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the following as critical accounting estimates: (i) determination of the allowance for credit losses for collectively evaluated loans and individually evaluated loans; (ii) determining the fair values of the assets acquired and liabilities assumed and the fair value of the common stock consideration issued in connection with the CBOA Merger; and, (iii) other fair value measurements to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, we consider these policies, discussed below, to be critical accounting estimates and discuss them directly with the Audit Committee of our board of directors.

Our significant accounting policies are presented in Note 1—Nature of Operations and Significant Accounting Policies of our audited consolidated financial statements included in this Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes, and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Recent accounting pronouncements and standards that have impacted or could potentially affect us are also discussed in Note 1 of our audited consolidated financial statements.

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

The Company uses a 12-month forecast that is reasonable and supportable within the ACL calculation and then reverts to historical credit loss experience on a straight-line basis over a one-year timeline. Historical credit loss experience is then used for the remaining life of the assets. The Company uses several economic variables in the calculation of the ACL, the most significant of which is the economic forecast for the national unemployment rate. In our December 31, 2024, ACL estimate, the Company assumed a forecasted unemployment rate of 4.4%, which slightly improved from the December 31, 2023, forecasted rate of 4.7%. Changes in the economic forecast for unemployment rates could significantly affect the estimated credit losses which could potentially lead to materially different ACL levels from one reporting period to the next.

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

Qualitative adjustments to historical loss data are made based on management’s assessment of the risks that may lead to a future loan loss or differences in current loan-specific risk characteristics. A ratings scale is used to tie risk metrics within lending policies and procedures, economic factors encompassed in the quantitative model, changes in nature of the volumes and terms of loans, changes in the volume and severity of past due assets, and concentrations within the loan portfolio. Additional factors such as staffing, loan review, collateral values, regulatory, legal, and technological risks are also reviewed on a more qualitative basis. The ratings scale used in the qualitative modeling is derived from the Bank’s historical loss percentages in which the highest risk metrics would align with the highest historical loss percentages adjusted for the expected life of the current portfolio.

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

The ACL also excludes loans held-for-sale and loans accounted for under the fair value option. Assets purchased with credit deterioration (“PCD”) represent assets that are acquired with evidence of more than insignificant credit quality deterioration since origination at the acquisition date. At acquisition, the allowance for credit losses on PCD assets is recorded directly to the ACL. Any subsequent changes in the ACL on PCD assets are recorded through the provision for credit losses.

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

Business Combinations

Assets acquired, including identified intangible assets such as core deposit intangibles, and liabilities assumed as a result of a merger or acquisition transaction are recorded at their estimated fair values. The difference between the net fair value of assets acquired and liabilities assumed, and the consideration paid is recorded as a bargain purchase gain or goodwill. Management engages third-party specialists to assist in the development of fair value estimates. Significant estimates and assumptions used to value acquired assets and liabilities assumed include, but are not limited to, projected cash flows, future growth rates, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The ACL for PCD loans is recognized as part of the acquisition accounting. The ACL for non-PCD loans is recognized as provision for credit losses in the same reporting period as the merger or acquisition. Fair value adjustments are amortized or accreted into the income statement over the estimated lives of the acquired assets and assumed liabilities. The purchase date valuations and any subsequent adjustments determine the amount of bargain purchase gain or goodwill recognized in connection with the merger or acquisition.

Preliminary estimates of fair values may be adjusted for a period of no greater than one year subsequent to the merger or acquisition date if new information is obtained about facts and circumstances that existed as of the merger or acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Adjustments recorded during this measurement period are recognized in the current reporting period. For further information regarding the CBOA Merger, see Note 2 in our consolidated financial statements included in this Annual Report on Form 10-K.

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

For further information regarding the valuation of our financial instruments, see Note 1 – Summary of Significant Accounting Policies and Note 16 – Fair Value Information in our consolidated financial statements included in this Annual Report on Form 10-K.

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

Commerce Bank of Arizona operated five full-service offices serving customers in Gilbert, Green Valley, Oro Valley, Scottsdale and Tucson, Arizona. The combined banks operate as Southwest Heritage Bank and serve customers from seven full-service offices in Arizona and southern New Mexico. The core system conversion was executed in March 2024.

We accounted for the CBOA Merger using the acquisition method of accounting in accordance the Financial Accounting Standards Board’s Accounting Standards Code 805 (“ASC 805”), Business Combinations, and accordingly, the assets and liabilities of CBOA were recorded at their respective merger date fair values. The fair values of assets and liabilities are preliminary and subject to refinement for up to one year after the merger date as additional information related to the merger date fair values becomes available. Effective in March 2024, we recognized a preliminary bargain purchase gain of $5.0 million in connection with the CBOA Merger (not taxable for income tax purposes), which was recognized in our first quarter 2024 operating results. The core deposit intangible asset of $8.9 million represents the estimated value of Commerce Bank of Arizona’s long-term deposit relationships with its customers and will be amortized over an estimated weighted average life of ten years using an accelerated method, which approximates the estimated run-off of the acquired deposits.

For further information regarding the CBOA Merger, see Note 2 in our consolidated financial statements included in Annual Report on Form 10-K.

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

We had net income of $1.7 million for the year ended December 31, 2024, compared to a net loss of $3.4 million for the year ended December 31, 2023. Our 2024 net income is comprised of pre-tax income of $0.6 million and an income tax benefit of $1.1 million. Non-recurring merger-related items also are reflected in our 2024 results, which include: (i) a one-time preliminary bargain purchase gain on the CBOA Merger of $5.0 million (none of which is taxable); (ii) $3.8 million of merger expenses (a portion of which is not deductible for income taxes); and (iii) a Day-2 $4.1 million non-PCD loan provision for credit losses in connection with the CBOA Merger. Our 2023 net loss includes provision for credit loss of $4.2 million and $3.0 million of merger expenses.

Net Interest Income

Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest and dividends on interest-earning assets, which are principally comprised of loans, investment securities, and interest-bearing bank balances. We incur interest expense from interest owed or paid on interest-bearing liabilities, including interest-bearing deposits, FHLB and FRB advances, as well as other borrowings. Net interest income and margin are shaped by the characteristics of the underlying products, including volume, term, and structure of each product. We measure and monitor yields on our loans and other interest-earning assets, the costs of our deposits and other funding sources, our net interest spread and our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets.

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

Years Ended December 31, 2024, and 2023

Our net interest income was $29.3 million for 2024, an increase of $14.1 million, or 93%, compared to the $15.2 of net interest income in 2023. This reflects the positive impacts from the March 19, 2024, CBOA Merger, including $3.7 million of accretion income on the CBOA loan fair value mark. The 100bp decrease in the Federal Funds rate by the Federal Reserve had a negative impact on net interest income as yields on immediately re-priceable cash and floating rate loans moved down more quickly than funding costs during the quarter.

Reflecting the positive impact of the CBOA Merger, average earning assets were $804.8 million and $550.7 million during 2024 and 2023, respectively. Average earning asset yields in 2024 and 2023 were 6.33% and 5.11%, respectively. Average loan yield in 2024 was 127 basis points higher than 2023, most notably due to the accretion of the CBOA loan fair value mark and the continued upward repricing trend of the legacy loan portfolio. Interest income from investment securities in 2024 was slightly higher than 2023 as average yield and balances increased due to purchases made in 2024. Average other interest earning assets, which primarily consists of interest earning cash and equivalents, increased by $64.0 million primarily due to the liquidation of the CBOA investment portfolio immediately after the CBOA Merger and the decline in loan balances after the CBOA Merger due to portfolio restructuring. The increase in average other interest earning assets led to a $3.9 million improvement in interest income year-over-year.

Average interest-bearing liabilities in 2024 of $576.0 million reflect the impacts of the March 2024 CBOA Merger. Average interest-bearing liabilities in 2023 were $420.4 million. Unrelated to the CBOA Merger, the changing deposit mix reflects a continued increase in time deposits and the broader market trends in which customers have reduced non-interest- and interest-bearing demand deposits in favor of term CDs given the higher interest rate environment. This, coupled with market rates peaking during the first nine months of 2024, led to costs on interest bearing liabilities increasing from 3.08% to 3.74% when comparing 2023 to 2024. Average noninterest bearing deposits were $187.8 million and $89.2 million for 2024 and 2023, respectively, and this increase reflects the CBOA Merger as previously described.

Average total borrowings increased to $50.5 million in 2024 as the CBOA Merger resulted in the acquisition of trust preferred security debt and the Bank carrying Bank Term Funding Program Borrowings (“BTFP”) from the Federal Reserve due to the favorable spread of the borrowings in relation to cash yields. The BTFP borrowings were paid off using excess cash in the fourth quarter as the Federal Reserve eased in monetary policy and interest rates declined.

Our net interest margin was 3.65% for 2024, compared to 2.76% for 2023, an increase of 89 basis points. The increase is a result of the merger improving loan yield, which outpaced increases in funding costs.

The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.

	For the year ended December 31, 2024			For the year ended December 31, 2023
(dollars in thousands)	Average Balance	Interest(2)	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans(1)	$655,802	$44,013	6.73%	$472,113	$25,779	5.46%
Investment securities	68,182	2,164	2.51%	61,694	1,611	2.61%
Other interest earning assets	80,841	4,608	6.29%	16,888	734	4.35%
Total earning assets	804,825	$50,785	6.33%	550,695	$28,124	5.11%
Noninterest-earning assets	49,957			29,101
Total assets	$854,782			$579,796

Interest-bearing liabilities
Checking, money market and savings deposits	$323,386	$10,033	3.11%	$260,238	$6,878	2.64%
Time deposits	202,097	8,983	4.46%	120,367	4,261	3.54%
Total interest-bearing deposits	525,484	19,016	3.63%	380,605	11,139	2.93%
FRB and FHLB advances	23,355	999	4.29%	15,179	756	4.98%
Subordinated debt, net of issue costs	27,147	1,472	5.44%	24,568	1,054	4.29%
Total interest-bearing liabilities	575,985	$21,487	3.74%	420,352	$12,949	3.08%
Noninterest-bearing deposits	187,757			89,165
Other liabilities	10,352			8,139
Shareholders’ equity	80,687			62,140
Total liabilities and stockholders’ equity	$854,782			$579,796

Net interest income		$29,298			$15,175
Net interest spread		2.59%			2.03%
Net interest margin		3.65%			2.76%

(1)	Includes nonaccrual loans.
(2)	Accretion and amortization of the fair value marks from the CBOA Merger are included in this column.

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

2024 vs 2023 Volume & Rate Analysis

	Years Ended December 31,
	2024 vs. 2023
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$11,414	$6,820	$18,234
Securities	180	374	554
Other interest earning assets	3,577	297	3,874
Total interest-earning assets	15,171	7,491	22,661

Interest-bearing liabilities:
Checking, money-market and savings accounts	1,824	1,331	3,155
Certificates of deposit	3,418	1,304	4,722
Total deposits	5,242	2,635	7,877
Advances from FRB and FHLB	327	(84)	243
Subordinated debt, net of issuance costs	118	300	418
Total interest-bearing liabilities	5,687	2,851	8,538
Change in net interest income	$9,755	$4,368	$14,123

Allowance and Provision for Credit Losses – Loans held-for-investment

At December 31, 2024, and 2023, our ACL for loans held for investment was $10.2 million and $5.9 million, respectively, which represents 1.50% and 1.28% of loans held for investment, respectively. We maintain the ACL at a level that management believes is adequate to absorb expected credit losses over the lifetime of our loans held-for-investment. Specifically, identifiable and quantifiable losses are immediately charged against the allowance; and recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge-off.

The provision for credit losses, from time to time, includes a charge to our operating results in order to maintain the ACL at a level consistent with management’s assessment of the collectability of the loans held-for-investment in light of current economic conditions and market trends. Our provision for credit losses was $3.8 million and $4.2 million for 2024 and 2023, respectively. The 2024 $3.8 million provision for credit loss expense primarily reflects the merger-related $4.1 million charge for Non-PCD loans. The 2023 provision for credit losses reflects one problem credit which resulted in $3 million of provision for credit losses and was reflective of management’s best estimate, at the time, of the real estate value underlying this one problem credit. The impact from our CECL adoption effective January 1, 2023, resulted in a one-time net of income tax charge to retained earnings of $654,000.

Noninterest Income

The following table presents our noninterest income for the years ended December 31, 2024, and 2023.

	Year Ended December 31,
(In thousands)	2024	2023
Service charges on deposit accounts	$545	$463
Bank owned life insurance	370	248
Gain on sale of loans, net	28	32
Loss on sale of other real estate owned	(432)	—
Bargain purchase gain on the merger (Note 2)	5,018	—
Other income	29	(13)
Total noninterest income	$5,558	$730

Our non-interest income increased $4.8 million to $5.6 million in 2024, from $0.7 million in the prior year. The increase in noninterest income for 2024, compared to 2023, was primarily due to the $5.0 million bargain purchase gain as a result of the CBOA Merger offsetting the loss on the disposal of an OREO parcel of $0.4 million.

Noninterest Expense

The following table presents noninterest expense for the years ended December 31, 2024, and 2023.

	Year Ended December 31,
(In thousands)	2024	2023
Salary and employee benefits	$12,939	$6,124
Occupancy	2,520	1,148
Data processing	3,934	2,665
FDIC and other insurance expense	586	348
Professional fees	1,861	742
Merger costs	3,763	3,010
Advertising	302	46
Core deposit intangible amortization	1,341	—
Other expenses	3,170	1,454
Total noninterest expense	$30,416	$15,537

Our non-interest expense increased $14.9 million to $30.4 million for the year ended December 31, 2024, from $15.5 million for 2023. The increase reflects, in large part, the addition of CBOA to the Bank’s operations as a result of the March 19, 2024, CBOA Merger and a non-recurring $0.7 million expense related to a check kiting incident in the fourth quarter of 2024.

Merger costs were slightly higher in 2024 compared to 2023, primarily due to the expenses incurred when the CBOA merger was completed, the most significant of which were core processing termination fees, online banking termination fees, and a change-in-control charge. Merger expenses in 2023 primarily consisted of termination of an IT servicing contract, expenses related to becoming an SEC registrant, merger consulting fees, due diligence fees, and investment banker fees. Merger expenses in 2024 primarily consisted of core processing and online banking termination fees, related to termination of an IT servicing contract, employee change-in-control and board severance payments, conversion related expenses, merger consulting fees, investment banker success fees, and legal expenses.

For the year, and in connection with the CBOA Merger, we expensed $1.3 million of amortization expense on the merger-related core deposit intangible. For more information on the CBOA Merger, see Note 2 in our consolidated financial statements included in this Annual Report on Form 10-K.

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

Our efficiency ratio was 87.26% and 97.69% for the years ended December 31, 2024, and 2023. This improvement is partially reflective of the CBOA Merger and related non-recurring material financial impacts in connection with the CBOA Merger. For more information on the CBOA Merger, see Note 2 in our consolidated financial statements included in this Annual Report on Form 10-K.

Return on equity and assets

The following table sets forth our ROAA, ROAE, dividend payout and average stockholders’ equity to average assets ratio for the periods ended:

	December 31,
	2024	2023
Return on average total assets (ROAA)	0.20%	-0.59%
Return on average stockholders’ equity (ROAE)	2.09%	-5.48%
Dividend payout ratio	0.00%	-15.91%
Average stockholders’ equity to average assets	9.44%	10.72%

Income Taxes

We had an income tax benefit for the year ended 2024 of $1.1 million compared to an income tax benefit of $0.5 million for the year ended 2023. The 2024 income tax benefit was due to the non-taxable $5.0 bargain purchase gain which caused the book pre-tax income to be reflected as a loss for tax purposes. Our effective tax rate was (174.8%) for the year ended 2024, compared to 11.75% for the year ended 2023. The effective tax rate for the year ended 2024 included the favorable impact of the $5.0 million bargain purchase gain and state tax credits.

Further information on our annual income taxes is presented in Note 11 – Income Taxes in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

FINANCIAL CONDITION

Balance Sheet

Our total assets were $918.1 million at December 31, 2024, and $581.3 million at December 31, 2023. Our total loans held for investment were $676.1 million at December 31, 2024, and $457.0 million at December 31, 2023. The increase in our total assets and total loans, respectively, largely reflects total assets, as adjusted for estimated fair values of $419.3 million, and total loans, as adjusted for estimated fair values, of $310.9 million, which were acquired in connection with the CBOA Merger. For further information regarding the CBOA Merger, see Note 2 in our consolidated financial statements included in this Annual Report on Form 10-K.

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

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of December 31, 2024, and December 31, 2023. All available-for-sale securities are carried at fair value and may be used for liquidity purposes.

Our securities available-for-sale were $78.7 million and $56.7 million at December 31, 2024, and December 31, 2023, respectively. Following the CBOA Merger, management liquidated the entire acquired CBOA available-for-sale investment portfolio in late March and early April, and management determined that these sales prices were the best indicator of the fair value of the CBOA available-for-sale-investment portfolio effective as of the CBOA Merger date. For further information regarding the CBOA Merger, see Note 2 in our consolidated financial statements included in this Annual Report on Form 10-K. To use excess liquidity on hand, management purchased $28.6 million in available-for-sale securities, primarily during the fourth quarter. Purchases included $15.8 million in agency mortgage-backed securities, $10.8 million in asset-backed securities, and $2.0 million in AAA rated private label mortgage-backed securities.

Our held-to-maturity securities which are carried on our balance sheet at amortized costs and net of an allowance for credit losses, were $5.7 million and $5.7 million as of December 31, 2024, and December 31, 2023, respectively.

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

The following items are included on the December 31, 2024, consolidated balance sheet in connection with the Pay Fixed Swap Agreements: (i) $300,000 related to a cash margin account included in cash and cash equivalents and (ii) mark-to-market values of $356,000 as an increase to prepaid and other assets. During the year ended December 31, 2024, the interest rate swap contract provided $127,000 of income that was included in interest income on the consolidated income statement. As of December 31, 2024, the amortized cost of the underlying available-for-sale investments being hedged by the Pay Fixed Swap Agreements was $51.2 million.

Allowance for Credit Losses – Held-to-Maturity Debt Securities

 The following table presents the activity in the allowance for credit losses on held-to-maturity debt securities, for the year ended December 31, 2024:

December 31, 2024 (in 000s)	Corporate Bonds
Allowance for credit losses:
Beginning balance	$115
Provision for credit losses	(14)
Securities charged-off (recoveries)	—
Ending balance	$101

For year ended December 31, 2023	Corporate Bonds
Allowance for credit losses:
Beginning balance December 31, 2022	$—
Impact of ASU 2016-13 adoption	38
Provision for credit losses	77
Securities charged-off (recoveries)	—
Total ending allowance balance December 31, 2023	$115

Loans

Our loan portfolio represents a broad range of borrowers primarily in our markets in Arizona and New Mexico, comprised of construction, commercial, commercial real estate, residential real estate and consumer financing loans.

Gross loans as of December 31, 2024, were $676.1 million, compared to $457.0 million as of December 31, 2023.

The following tables set forth the composition of our loan portfolio, as of the periods presented:

	December 31, 2024		December 31, 2023
(In thousands)	Amount	% of total loans	Amount	% of total loans
1-4 Family residential real estate	69,330	10.3%	61,645	13.5%
Commercial	109,924	16.3%	50,169	10.9%
Consumer and other	261	0.0%	698	0.2%
Construction	26,285	3.9%	34,538	7.5%
NOO CRE	258,652	38.3%	167,203	36.8%
OO CRE	151,399	22.4%	82,228	17.9%
Multifamily	60,241	8.8%	60,546	13.2%
Total gross loans	$676,092	100%	$457,027	100%

Family residential real estate loans represent loans to consumers collateralized by a mortgage on a residence and include purchase money, refinancing, secondary mortgages, and home equity loans and lines of credit.

Commercial loans include commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment and inventory purchases, and other expansion projects. SBA, USDA and other small business lending products are also included. These loans are made primarily in our market areas, are underwritten on the basis of the borrower’s ability to service the debt from revenue, and are generally extended under our normal credit standards, controls and monitoring systems.

Consumer and other include direct consumer installment loans, overdrafts, and other revolving loans.

Construction loans include both residential and commercial projects. Construction loan terms are dependent upon the project, but in some cases the loan will be longer term and include both the construction phase as well as longer term financing.

Commercial real estate loans include owner occupied and non-owner occupied commercial real estate mortgage loans to operating commercial businesses and include loans for long-term financing of land and buildings. No significant concentrations are present within the CRE portfolio as the bank has made an effort to diversify across various industries and geographic locations. While the majority of these loans are made primarily in our marketplace, some of the loans have out of market properties. In response to the deterioration of the large out of market commercial real estate loan during 2023, management engaged an external party to complete a loan review that included approximately 90% of the out of market collateral portfolio during 2024. Additionally, management reviewed the property appraisals associated with the out of market loans and plans to limit out of market lending moving forward.

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

(In thousands)
As of December 31, 2024	One year or less	After one through five years		After five through 15 years		After 15 years		Total
		Fixed	Variable	Fixed	Variable	Fixed	Variable
1-4 Family residential real estate	$4,113	$34,813	$2,189	$11,034	$4,874	$3,985	$8,322	$69,330
Commercial	29,608	27,429	14,198	22,571	13,704	9	2,405	109,924
Consumer and other	179	78	0	0	0	4	0	261
Construction	10,512	8,345	2,288	1,447	3,693	0	0	26,285
NOO CRE	23,456	81,398	8,397	44,010	86,099	1,871	13,421	258,652
OO CRE	7,419	34,281	13,433	36,314	57,270	1,867	815	151,399
Multifamily	6,251	27,878	5,752	16,894	3,466	0	0	60,241
Total gross loans	$81,538	$214,222	$46,257	$132,270	$169,106	$7,736	$24,963	$676,092

Allocation of Allowance for Credit Losses

The following tables present the allocation of the ACL on loans held-for-investment and the percentage of the total amount of loans held-for-investment in each category listed and as of the dates indicated:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Allowance Amount	% of Portfolio	Allowance Amount	% of Portfolio
1-4 Family residential real estate	$859	1.24%	$736	1.19%
Commercial	2,753	2.50%	924	1.84%
Consumer and other	3	1.15%	8	1.15%
Construction	370	1.41%	512	1.48%
NOO CRE	3,604	1.39%	1,859	1.10%
OO CRE	1,918	1.27%	1,201	1.46%
Multifamily	653	1.08%	620	1.02%
Total	$10,160	1.50%	$5,860	1.28%

The ACL increased by $4.3 million during the year ended December 31, 2024, primarily reflecting impacts from the March 19, 2024, CBOA Merger as more fully discussed above. For further information regarding the CBOA Merger, also see Note 2 in our consolidated financial statements included in this Annual Report on Form 10-K.

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

Historically other real estate owned (OREO) represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO generally are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We typically have incurred recurring expenses relating to OREO in the form of maintenance, taxes, insurance, and legal fees, among others, until the OREO parcel is disposed. While disposition efforts with respect to our OREO are generally ongoing, if these properties are appraised at lower-than-expected values or if we are unable to sell the properties at the prices for which we expect to be able to sell them, we may incur additional losses. Southwest Heritage Bank held $3 million of OREO, represented by one out of market commercial real estate property, at December 31, 2023, and no OREO at December 31, 2024.

The following tables set forth our non-performing assets, non-performing asset ratios, and net losses as a percentage of average loans for each period presented:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Nonaccrual loans:
1-4 Family residential real estate	$149	$66
Commercial	2,726	1,208
Consumer and other	—	—
Construction	—	—
NOO CRE	—	—
OO CRE	1,119	—
Multifamily	709	970
Total nonaccrual loans	4,703	2,244
Accrual loans greater than 90 days past due	—	—
Total nonperforming loans (NPLs)	4,703	2,244
Other real estate owned and foreclosed assets, net	—	3,000
Total nonperforming assets (NPAs)	$4,703	$5,244

ACL	10,160	5,860
NPLs	4,703	2,244
ACL to NPLs	216.03%	261.14%

NPA’s	4,703	5,244
Total Assets	918,095	581,265
NPAs to total assets	0.51%	0.90%

NPLs	4,703	2,244
Total Gross Loans	676,092	457,027
NPLs to total loans	0.70%	0.49%

Total nonperforming assets were $4.7 million as of December 31, 2024, compared to $5.2 million at December 31, 2023. The decrease reflects the sale of the note for the prior OREO balance, partially offset by the increase in non-performing loans.

Potential problem loans are loans which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Management has not identified any potential problem loans not included in the nonperforming assets table above.

Allowance for Credit Losses – Unfunded loan commitments

The following table presents the changes in the ACL on unfunded loan commitments for the year ended December 31, 2024:

December 31, 2024 (in 000s)	Unfunded Loan Commitments
Allowance for credit losses:
Beginning balance	$135
Impact of the CBOA merger	222
Provision for credit losses	237
Ending balance	$594

Deposits

Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $792.6 million and $460.0 million as of December 31, 2024, and December 31, 2023, respectively. The primary reason for this large increase in total deposits was the CBOA Merger. Unrelated to the CBOA Merger, there has been a migration to time deposits which is consistent with the broader market trends in which customers have reduced non-interest- and interest-bearing demand deposits in favor of term CDs given the higher rates paid on the term CDs and the ability to lock in a stated rate in the midst of the market rate declines in the fourth quarter.

The following table sets forth the average balance amounts and the average rates paid on deposits held by us for the periods presented:

	For the years ended
	December 31, 2024		December 31, 2023
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposits	$187,757	—%	$89,165	—%
Interest-bearing demand and NOW deposits	323,386	3.11	260,238	2.64
Certificates of deposit	202,097	4.46	120,367	3.54
Total deposits	$713,241	2.67%	$458,601	2.37%

For the years ended December 31, 2024, and December 31, 2023, average certificates of deposit includes average brokered CD balances of $9.1 million and $19.7 million, respectively. This decline in our brokered CD deposits is attributed improved on-hand liquidity levels allowing for the departure of the maturing brokered CDs.

The following table sets forth the portion of the Bank’s time deposits, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2024:

(In thousands)	December 31, 2024
Three months or less	$32,875
Over three months through six months	10,190
Over six months through twelve months	17,660
Over twelve months	22,478
Total	$83,203

As of December 31, 2024, and December 31, 2023, approximately $194.0 million and $195.6 million, of our total deposit portfolio was uninsured. The estimates are based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Federal Reserve Bank and Federal Home Loan Bank Advances

Other than deposits, at times the Bank may utilize Federal Home Loan Bank (“FHLB”) advances and Federal Reserve Bank (“FRB”) advances as supplementary funding sources to finance our operations. At December 31, 2024, we no longer had borrowings through the FRB’s Bank Term Funding Program (“BTFP”) established in March 2023. At December 31, 2023, we had $29 million borrowings through the BTFP. Our advances from the FRB are collateralized by pledged securities. As of December 31, 2024, we had $233.8 million in borrowing capacity at the FHLB of San Francisco. Also at December 31, 2024, we had $49.3 million in availability through the FRB’s Discount Window and $49.8 in unsecured Federal Funds lines of credit at various correspondent banks.

The following table presents certain attributes of debt as of and for the year ended December 31, 2024. The maximum month-end balance represents the high indebtedness at any month end during 2024.

			Maximum
	Ending	Period	Month End	Period Average
(Dollars in thousands)	Balance	End Rate	Balance	Balance	Rate
Federal Home Loan Bank Advances	$0	0.00%	0	$0	0.00%
FRB BTFP Advances	0	0.00%	49,000	23,355	5.06%
Other Debt, net	27,352	4.44%	29,145	27,146	4.52%
Total	$54,319	4.44%	$78,145	$50,501	4.77%

Other Debt

In addition to our FRB advances, we also had subordinated debt amounting to $23.1 million at December 31, 2024, and trust preferred securities assumed in connection with the CBOA Merger totaling $5.2 million. See Note 7—Borrowings in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

For more information about these private placements, see Note 19—Private Placement of Common and Preferred Stock, in our financial statements included in this Annual Report on Form 10-K.

Liquidity

Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset funding, meet present and future obligations of deposit withdrawals, lending obligations, and other contractual obligations.

Bancorp 34 (Parent Company)

Bancorp 34 has routine cash outlays consisting primarily of operating expenses and debt service. Bancorp 34 can obtain funding to meet its obligations from dividends collected from its subsidiary, Southwest Heritage Bank, and through the issuance of varying forms of debt and equity. At December 31, 2024, Bancorp 34 had cash and equivalents of $4.4 million, a $1.5 million note receivable from the Southwest Heritage Bank ESOP, and net debt outstanding of $27.4 million, which includes $4.2 million related to trust preferred debt assumed in connection with the CBOA Merger. Management believes Bancorp 34 has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.

Federal banking laws regulate dividends that may be paid by banking subsidiaries without prior approval. Southwest Heritage Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2022 or 2023. During 2024, Southwest Heritage Bank did not pay a dividend to Bancorp 34.

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

At December 31, 2024, Southwest Heritage Bank’s cash and cash equivalents were $113.6 million, or 12.4% of Southwest Heritage Bank’s total assets, compared to $28.9 million, or 5.0% of total assets, at December 31, 2023. The increase in Southwest Heritage Bank’s liquid assets during 2024 reflects cash acquired in the CBOA Merger, proceeds from the sale of the marked investment portfolio acquired in the CBOA Merger, and loan payoffs. These cash increases were partially offset by the decline in deposit balances and the payoff of borrowings since the CBOA Merger.

The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At December 31, 2024, net loans as a percentage of the Bank’s deposits were 83.6%, compared to 98.1% at December 31, 2023. For additional information related to our deposits, see the “Deposits” section above.

As of December 31, 2024, we also had borrowing capacity at the Federal Reserve Bank (“FRB”) of San Francisco and the FHLB of San Francisco, from which we can borrow for leverage or liquidity purposes. Both the FRB and FHLB require that securities and/or qualifying loans be pledged to secure any advances. At December 31, 2024, the Bank had: (i) $233.8 million in borrowing capacity at the FHLB of San Francisco; (ii) $49.3 million in availability through the FRB’s Discount Window; and (iii) fully available unsecured Federal funds lines-of-credit with certain other financial institutions totaling $49.8 million.

Management believes Southwest Heritage Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and long-term.

Capital Resources

Our consolidated stockholders’ equity at December 31, 2024, and December 31, 2023, was $86.5 million and $60.7 million, respectively. This increase primarily reflects the $23.3 million estimated fair value of our 2.7 million common shares issued as consideration in connection with the CBOA Merger in March 2024.

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

To avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain the fully phased in “capital conservation buffer” of 2.5% on top of its minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1 risk-based capital, but the buffer applies to all three measurements (common equity Tier 1 risk-based capital, Tier 1 capital and total capital). At December 31, 2024, Southwest Heritage Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized.

The following table shows the regulatory capital ratios for Bancorp 34 (consolidated) at the dates indicated:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To be Well- Capitalized under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2024
Total risk-based capital to risk-weighted assets	$116,518	15.58%	$59,812	8.00%	$	N/A	N/A	%
Tier 1 risk-based capital to risk-weighted assets	83,691	11.19	44,859	6.00		N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets	N/A	N/A	N/A	N/A		N/A	N/A
Tier 1 leverage capital to average assets	83,691	9.02	37,129	4.00		N/A	N/A

As of December 31, 2023
Total risk-based capital to risk-weighted assets	$96,761	19.20%	$40,311	8.00%	$	N/A	N/A	%
Tier 1 risk-based capital to risk-weighted assets	65,651	13.03	30,234	6.00		N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets	N/A	N/A	N/A	N/A		N/A	N/A
Tier 1 leverage capital to average assets	65,651	11.20	23,446	4.00		N/A	N/A

The following table shows the regulatory capital ratios for Southwest Heritage Bank at the dates indicated:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024

Total Capital to risk-weighted assets:	$111,674	15.00%	$59,559	8%	$74,449	10%
Tier 1 (Core) Capital to risk weighted assets:	$102,347	13.74%	$44,693	6%	$59,559	8%
Common Tier 1 Capital to risk weighted assets (CET1):	$102,347	13.74%	$33,520	4.50%	$48,417	6.50%
Tier 1 (Core) Capital to average assets:	$102,347	11.06%	$37,015	4%	$46,269	5%

December 31, 2023

Total Capital to risk-weighted assets:	$74,142	14.79%	$40,114	8%	$50,143	10%
Tier 1 (Core) Capital to risk weighted assets:	$68,032	13.57%	$30,086	6%	$40,114	8%
Common Tier 1 Capital to risk weighted assets (CET1):	$68,032	13.57%	$22,564	4.50%	$32,593	6.50%
Tier 1 (Core) Capital to average assets:	$68,032	11.66%	$23,347	4%	$29,184	5%
74

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

The following table summarizes commitments as of the dates presented (In thousands):

	December 31,		December 31,
	2024		2023
	Fixed	Variable	Fixed	Variable
Commitments to extend credit	$6,589	$27,627	$5,327	$6,966
Unused lines of credit	3,238	37,662	3,962	18,859
Totals	$9,828	$65,289	$9,289	$25,825

Contractual Obligations

We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk, and liquidity risk.

The following table summarizes our contractual obligations as of December 31, 2024, and December 31, 2023:

		Less than	1-3	3-5	More than
December 31, 2024 (In thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt:
Subordinated debt	23,500	—	—	—	23,500
Trust preferred securities	5,000	—	—	—	5,000
Total long-term debt	28,500	—	—	—	28,500
Operating leases	4,619	977	2,238	1,265	139
Certificates of deposit[1]	241,103	206,159	30,309	4,635	0
Total	$274,222	$207,136	$32,547	$5,900	$28,639

		Less than	1-3	3-5	More than
December 31, 2023 (In thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt:
FRB term advances	$29,000	$29,000	$—	$—	$—
Subordinated debt	25,000	—	—	—	25,000
Total long-term debt	54,000	29,000	—	—	25,000
Operating leases	2,011	251	602	680	478
Certificates of deposit	128,403	93,675	30,390	4,338	0
Total	$184,414	$122,926	$30,992	$5,018	$25,478
(1)	The CD fair value mark resulting from the merger is considered immaterial and excluded from this analysis.
75

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

Our Asset Liability Committee, or ALCO, which is composed of our full board and supported by executive management, monitors interest rate risk on an ongoing basis in accordance with policies approved by the board. The ALCO reviews interest rate positions and considers the impact projected interest rate scenarios have on earnings, liquidity, business strategies and other factors.

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

Due to the possibility of rapid changes within the credit and interest rate markets, the ALCO must have the flexibility to make prudent decisions which may temporarily deviate from the approved policy and risk limits to enhance profitability or minimize risk. Our policy thus permits ALCO management to implement exceptions to policy; however, any exception to policy must have the prior approval of the Chief Executive Officer and one other ALCO member. All exceptions must be documented in the ALCO minutes and reported to the board of directors at the next scheduled meeting. In 2024, no policy exception strategies have been implemented that deviate from the risk limits outlined in the ALCO related policies and procedures.

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

	% Change in Net Interest Income		% Change in Economic Value of Equity
Changes in Interest Rates (Basis Points)	As of December 31, 2024	As of December 31, 2023	As of December 31, 2024	As of December 31, 2023
400	-0.27%	-13.90%	-5.02%	-9.67%
300	1.58%	-8.20%	-1.81%	-5.36%
200	1.93%	-3.70%	0.82%	-1.06%
100	2.16%	0.61%	1.79%	1.25%
Base
-100	-2.73%	-0.59%	-3.63%	-2.78%
-200	-3.61%	2.52%	-8.18%	-6.54%
-300	-4.42%	5.77%	-13.23%	-10.50%
-400	-3.01%	8.92%	-19.16%	-15.26%
76

Item 8. Financial Statements and Supplementary Data

BANCORP 34, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Bancorp 34, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bancorp 34, Inc. (the “Company”) as of December 31, 2024 and 2023 and the related consolidated statements of comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024; and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

To the Shareholders and Board of Directors

Bancorp 34, Inc.

Allowance for Credit Losses - Qualitative Adjustments - Refer to Notes 1 and 4 to the Financial Statements

Critical Audit Matter Description

The allowance for credit losses for loans consists of a collectively evaluated and an individually evaluated reserve, as described in Notes 1 and 4 to the consolidated financial statements. The collectively evaluated reserve has both quantitative and qualitative components. The Company estimates the quantitative allowance for credit losses using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. This quantitative component is then adjusted for qualitative risk factors that involve significant assumptions and a high degree of management’s judgment. The qualitative risk factors included consideration of the following: Qualitative adjustments to historical loss data are made based on management’s assessment of the risks that may lead to a future loan loss or differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, changes in environmental and economic conditions, or other relevant factors. Given the significant estimates and assumptions management makes to estimate qualitative adjustments within the allowance for credit losses for collectively evaluated loans, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our primary audit procedures related to the qualitative adjustments to the collectively evaluated allowance for credit losses of loans included the following, among others:

●	We obtained an understanding of management’s process for development of the qualitative factors and evaluated the design of controls over the application of management’s qualitative factor methodology.

●	We developed an independent range of reasonable outcomes by developing a model to estimate the allowance for credit losses on collectively evaluated loans, which involved independently obtaining significant inputs from external sources.

●	We selected a methodology based on its relevance and reliability of information to develop a reasonable range for the estimate.

●	Where applicable, we evaluated the reliability of data provided by third parties used in the development of our estimated range.

●	We tested the accuracy and completeness of relevant data provided by management used in the development of our estimated range.

●	We assessed the adequacy of the disclosures related to the allowance for credit losses.

Valuation of the Consideration Paid and Acquired Loan Portfolio in Business Combination - Refer to Notes 1 and 2 to the Financial Statements

Critical Audit Matter Description

As described in Notes 1 and 2 to the consolidated financial statements, during 2024, the Company acquired CBOA Financial, Inc. In connection with the acquisition, management estimated the fair value of consideration paid and the fair value of acquired loans. The fair value of consideration paid was based on market multiples of peer community banks rather than the stock price due to the lack of trading volume. The fair value of acquired loans was based on a discounted cash flow methodology that involves assumptions about credit risk, repayments, and discount rates.

Significant judgment was required by management in the selection and application of certain subjective assumptions. Accordingly, performing audit procedures to evaluate the Company’s estimates of the fair value of consideration paid and acquired loans involved a high degree of auditor judgment and required significant effort, including the involvement of professionals with specialized skill and knowledge.

To the Shareholders and Board of Directors

Bancorp 34, Inc.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s valuation of consideration paid and its valuation of the acquired loan portfolio included, but was not limited to, the following:

●	We obtained an understanding of management’s process for development of the estimates and evaluated the design of controls, including management’s review of the calculations performed by third parties.

●	We involved our firm’s valuation specialists to assist us:

o	Develop an independent range of reasonable outcomes by developing a model to estimate the valuation of consideration paid and acquired loans, which involved independently obtaining significant inputs from external sources.

o	Select methodologies based on the relevance and reliability of information to develop a reasonable range for the estimates.

o	Where applicable, evaluate the reliability of data provided by third parties used in the development of our estimated ranges.

●	We tested the accuracy and completeness of relevant data provided by management and used in the development of our estimated ranges.

●	We assessed the adequacy of the disclosures related to the business combination, especially the disclosures associated with the consideration paid and valuation of acquired loans.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditors since 2023.

Denver, Colorado

March 6, 2025

Consolidated Balance Sheets

(Dollars in Thousands, except share data)

December 31, 2024, and December 31, 2023

	December 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$111,510	$27,182
Federal funds sold	2,085	1,715
Total cash and cash equivalents	113,595	28,897

Available-for-sale securities, at fair value	78,661	56,690

Held-to-maturity securities, at amortized cost, net of allowance for credit losses	5,665	5,684

Loans held for investment	676,092	457,027
Allowance for credit losses	(10,160)	(5,860)

Loans held for investment, net	665,932	451,167

Other real estate owned	—	3,000
Premises and equipment, net	8,414	7,350
Operating leases right-of-use assets	4,069	1,819
Other investments	6,244	4,063
Accrued interest receivable	2,613	1,597
Deferred income tax asset, net	9,027	4,884
Bank owned life insurance	12,063	11,847
Core deposit intangible, net	7,589	—
Prepaid and other assets	4,223	4,267
Total assets	$918,095	$581,265

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets (Continued)

(Dollars in Thousands, except Share data)

December 31, 2024, and December 31, 2023

	December 31, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand deposits	$218,589	$88,091
Savings and NOW deposits	332,923	243,505
Time deposits	241,055	128,403
Total deposits	792,567	459,999

Federal Reserve Bank BTFP Advances	—	29,000
Subordinated debt, net of issuance costs	23,149	24,595
Subordinated debentures, trust preferred securities	4,203	—
Escrows	141	168
Operating lease liabilities	4,619	2,011
Accrued interest and other liabilities	6,901	4,771
Total liabilities	831,580	520,544

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value Authorized: 100,000,000 shares, including 1,100,000 shares of non-voting common stock
Voting common stock, $0.01 par value Issued and outstanding: 6,665,415 and 3,873,895 on December 31, 2024, and December 31, 2023, respectively	67	39
Non-voting common stock, $0.01 par value Issued and outstanding: 820,115 on December 31, 2024, and December 31, 2023	8	8
Additional paid-in capital	67,315	43,279
Retained earnings	25,990	24,301
Accumulated other comprehensive loss	(5,578)	(5,560)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,287)	(1,346)
Total stockholders’ equity	86,515	60,721

Total liabilities and stockholders’ equity	$918,095	$581,265

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income (Loss)

(Dollars in Thousands, Except Per Share Data)

For years ended December 31, 2024, and 2023

	Year Ended
	December 31,
	2024	2023
Interest and dividend income:
Interest and fees on loans	$44,013	$25,779
Interest on securities	2,164	1,611
Interest on other interest-earning assets	4,608	734
Total interest income	50,785	28,124

Interest expense:
Interest on deposits	19,016	11,139
Interest on borrowings	2,471	1,810
Total interest expense	21,487	12,949

Net interest income	29,298	15,175

Provision for credit losses	3,825	4,223

Net interest income after provision for credit losses	25,473	10,952

Noninterest income:
Service charges on deposit accounts	545	463
Bank owned life insurance	370	248
Gain on sale of loans, net	28	32
Loss on sale of other real estate owned	(432)	—
Bargain purchase gain on the merger (Note 2)	5,018	—
Other income	29	(13)
Total noninterest income	5,558	730

Noninterest expense:
Salaries and employee benefits	12,939	6,124
Occupancy	2,520	1,148
Data processing	3,934	2,665
FDIC and other insurance expense	586	348
Professional fees	1,861	742
Merger costs	3,763	3,010
Advertising	302	46
Core deposit intangible amortization	1,341	—
Other expenses	3,170	1,454
Total noninterest expense	30,416	15,537

Income (loss) before provision for income taxes	615	(3,855)
(Benefit from) income taxes	(1,074)	(453)
Net income (loss)	$1,689	$(3,402)

Earnings per share:
Basic	$0.25	$(0.88)
Diluted	$0.25	$(0.88)

The accompanying notes are an integral part of the consolidated financial statements.

BANCORP 34, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)
For years ended December 31, 2024, and 2023

	Years Ended
	December 31,
	2024	2023
Net income (loss)	$1,689	$(3,402)
Other comprehensive (loss) gain:
Unrealized (loss) gain on securities available for sale	(373)	1,684
Tax effect	88	(471)
Reclassification of losses on hedged items	356	—
Tax effect	(89)	—
Comprehensive income (loss)	$1,671	$(2,189)

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in Thousands, Except Number of Shares)
Years Ended December 31, 2024, and 2023

	Shares			Balances
									Other
	Voting	Non-voting	Series A	Voting	Non-voting	Series A	Additional		Comprehensive	Unearned
	Common	Common	Preferred	Common	Common	Preferred	Paid-In	Retained	Income	ESOP
	Shares	Shares	Shares	Stock	Stock	Stock	Capital	Earnings	(Loss), Net	Shares	Total
BALANCE, January 1, 2023 (as adjusted for the adoption of ASU 2016-13)	3,032,606	—	521,849	$30	$—	$5	$28,369	28,359	$(6,773)	$(1,406)	$48,584

Net loss	—	—	—	—	—	—	—	(3,402)	—	—	(3,402)
Other comprehensive income	—	—	—	—	—	—	—	—	1,213	—	1,213
Restricted stock award	10,250	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeiture	(2,050)	—	—	—	—	—	—	—	—	—	—
Amortization of equity awards	—	—	—	—	—	—	90	—	—	60	150
Repurchase of common stock	(15,000)	—	—	—	—	—	(210)	—	—	—	(210)
Issuance of common stock, net of issuance costs	848,089	—	—	9	—	—	10,858	—	—	—	10,867
Issuance of Series A preferred stock, net of issuance costs	—	—	298,266	—	—	3	4,172	—	—	—	4,175
Conversion of Series A preferred stock to non voting common stock	—	820,115	(820,115)	—	8	(8)	—	—	—	—	—
Dividends paid - $0.14 per share	—	—	—	—	—	—	—	(656)	—	—	(656)

BALANCE, DECEMBER 31, 2023	3,873,895	820,115	—	$39	$8	$—	$43,279	24,301	$(5,560)	$(1,346)	$60,721
85

	Shares			Balances
									Accumulated
									Other
	Voting	Non-voting	Series A	Voting	Non-voting	Series A	Additional		Comprehensive	Unearned
	Common	Common	Preferred	Common	Common	Preferred	Paid-In	Retained	Income	ESOP
	Shares	Shares	Shares	Stock	Stock	Stock	Capital	Earnings	(Loss), Net	Shares	Total

BALANCE, January 1, 2024	3,873,895	820,115	—	$39	$8	$—	$43,279	$24,301	$(5,560)	$(1,346)	60,721

Net income	—	—	—	—	—	—	—	1,689	—	—	1,689
Other comprehensive loss	—	—	—	—	—	—	—	—	(18)	—	(18)
Equity awards	49,276	—	—	1	—	—	753	—	—	59	813
Issuance of common stock for the CBOA Merger, (Note 2)	2,742,244	—	—	27	—	—	23,283	—	—	—	23,310

BALANCE, DECEMBER 31, 2024	6,665,415	820,115	—	$67	$8	$—	$67,315	$25,990	$(5,578)	$(1,287)	$86,515

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

For years ended December 31, 2024, and 2023

	Years ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,689	$(3,402)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,050	583
Stock dividends on other investments	(331)	(71)
Amortization of premiums and discounts on securities, net	121	265
Amortization of equity awards	813	150
Originations of loans held for sale	(2,518)	(1,316)
Gain on sale of loans	(28)	(32)
Proceeds from sale of loans	3,741	1,367
Loss on sale other real estate owned	432	—
Provision for credit losses	3,825	4,223
Net appreciation on bank-owned life insurance	(370)	(248)
Deferred income tax (benefit)	(1,075)	(278)
Preliminary bargain purchase gain from CBOA merger	(5,018)	—
Accretion of discount on loans	(3,714)	—
Core deposit intangible amortization	1,341	—
Amortization of discount on time deposits	204	—
Amortization of discount on subordinated debt	60	—

Changes in operating assets and liabilities:
Accrued interest receivable	562	(92)
Prepaid and other assets	1,577	851
Accrued interest and other liabilities	671	(1,016)

Net cash provided by operating activities	2,974	910

CASH FLOWS FROM INVESTING ACTIVITIES
CBOA Financial, Inc. merger, cash acquired	30,927	—
Proceeds from calls, sales, maturities, or principal payments on available-for-sale securities	63,634	5,348
Purchases of available-for-sale securities	(31,691)	(2,005)
Net (purchase) redemptions of other investments	—	(2,715)
Net change in loans held for investment	95,038	(382)
Proceeds from sale of other real estate owned	2,568	—
Proceeds from disposal of premises and equipment	—	443
Bank-owned life insurance death benefit	154	—
Purchases of premises and equipment	(500)	(226)

Net cash provided by investing activities	160,130	463

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(14,406)	(27,599)
Proceeds from Federal Home Loan Bank advances and other borrowings	59,663	320,398
Repayments of Federal Home Loan Bank advances and other borrowings	(123,663)	(325,398)
Common stock repurchases	—	(210)
Common stock issuance, net	—	10,867
Preferred stock issuance, net	—	4,175
Payment of dividends	—	(656)

Net cash (used in) provided by financing activities	(78,406)	10,577

NET CHANGE IN CASH AND CASH EQUIVALENTS	84,698	11,950
CASH AND CASH EQUIVALENTS, beginning of year	28,897	16,947

CASH AND CASH EQUIVALENTS, end of year	$113,595	$28,897

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and borrowings	$20,430	$8,867
Income taxes paid (refunds received)	$(1,005)	$124
Loans transferred to other real estate owned	$—	3,000
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,414	$—

The accompanying notes are an integral part of the consolidated financial statements.

Bancorp 34, Inc.
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

Note 1 – Nature of Operations and Significant Accounting Policies

Bancorp 34, Inc. (“Bancorp 34” or the “Company”) is a Maryland corporation organized in 2016 and owns 100% of Southwest Heritage Bank (formerly Bank 34) (the “Bank”) and CBOA Financial Statutory Trust #1. On March 19, 2024, Bancorp 34 acquired CBOA Financial, Inc. (“CBOA”) through the merger of CBOA with and into Bancorp 34, with Bancorp 34 surviving the merger (the “Merger”). Immediately following the acquisition, CBOA’s wholly-owned subsidiary, Commerce Bank of Arizona, was merged with and into Bancorp 34’s wholly-owned subsidiary, Bank 34, a federally chartered stock covered savings association. Bank 34 was subsequently rebranded as Southwest Heritage Bank. Also, as part of the acquisition of CBOA, the Company acquired CBOA Financial Statutory Trust #1, a trust formed by CBOA in November 2005 to close a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. Bancorp 34 is not the primary beneficiary of CBOA Financial Statutory Trust #1, and refer to Note 7 for further information.

Southwest Heritage Bank provides a variety of banking services to individuals and businesses through its seven full-service community bank branches, two in Maricopa County, Arizona, in the cities of Scottsdale and Gilbert; three in Pima County, Arizona, in the cities of Tucson and Green Valley; one branch in Otero County, New Mexico in the city of Alamogordo; and, one branch in Dona Ana County New Mexico, in the city of Las Cruces.

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

Significant estimates include, but are not limited to, allowance for credit losses of collectively evaluated loans and the fair value marks used in accounting for the acquisition of CBOA (including estimate of consideration paid, fair value estimates of CBOA’s loans, deposits, long-term debt, and a Core Deposit Intangible asset as a result of the Merger). The Company holds collateral dependent loans that are individually evaluated for the allowance for credit losses and are categorized as level three instruments and are valued on a non-recurring basis using unobservable inputs further described in Note 16.

Subsequent events – Subsequent events have been evaluated through the date the consolidated financial statements were issued.

Cash and cash equivalents – Cash and cash equivalents include cash, due from banks, and federal funds sold. Generally, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. In monitoring credit risk associated with deposits in other banks, the Bank periodically evaluates the stability of the correspondent financial institutions. Banks may be required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. No reserves were required at December 31, 2024, and December 31, 2023.

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

Allowance for credit losses - held-to-maturity securities: Held-to maturity securities are carried at amortized cost net of allowance for credit losses (“ACL”) when management has the positive intent and ability to hold them to maturity. The Company’s held-to maturity portfolio consists solely of bank subordinated debt. Management measures expected credit losses on held-to-maturity debt securities on an individual basis. When accrued interest is reversed or charged-off in a timely manner, the CECL standard provides a practical expedient to exclude accrued interest from ACL measurement. The Company considers its nonaccrual and charge-off policies to be timely for all investments and securities, as such, accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

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

Allowance for credit losses - loans: The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL excludes loans held-for-sale and loans accounted for under the fair value option. The Company elected to not measure an ACL for accrued interest receivable, as we write off applicable accrued interest receivable balances in a timely manner when a loan is placed on non-accrual status, in which any accrued but uncollected interest is reversed from current income. Loans are charged off against the allowance when management confirms all or part of the loan balance is uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. An industry index is used in the model to provide historical credit loss experience and provides the basis for the estimation of expected credit losses. The Company identified and grouped portfolio segments based on risk characteristics and underlying collateral.

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

Acquired Loans – At the purchase or acquisition date, loans are recorded at their fair value. The fair value of acquired loans was based on a discounted cash flow methodology that involves assumptions about credit risk, repayments, and discount rates. Further, loans are evaluated to determine whether there has been more than insignificant credit deterioration since origination. Loans that have experienced more than insignificant credit deterioration since origination are referred to as purchase credit deteriorated (PCD) loans. In its evaluation of whether a loan has experienced more than insignificant deterioration in credit quality since origination, the Company takes into consideration loan grades, payment performance, past due status, and nonaccrual status. The Company also considered the results of an independent external credit review completed during the due diligence phase to identify other loans that have experienced deterioration. At the purchase or acquisition date, the amortized cost basis of PCD loans is equal to the purchase price and an initial estimate of credit losses. The initial recognition of expected credit losses on PCD loans is reflected as a “Day 2” on-balance sheet gross-up to the allowance for credit losses and as an increase to PCD loans. When the initial measurement of expected credit losses on PCD loans is calculated on a pooled loan basis, the expected credit losses are allocated to each loan within the pool. Any difference between the initial amortized cost basis and the unpaid principal balance of the loan represents a noncredit discount or premium, which is accreted (or amortized) into interest income over the life of the loan. Subsequent changes to the ACL on PCD loans are recorded through the provision for credits losses. For purchased loans that are not deemed to have experienced more than insignificant credit deterioration since origination and are therefore not deemed PCD, any discounts or premiums included in the purchase price are accreted (or amortized) over the contractual life of the individual loan. See Note 2 - Business Combination for further information related to PCD and Non-PCD loans acquired in connection with the Merger.

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

Other investments – The Bank has investments in The Independent Bankers Bank (TIB), Pacific Coast Bankers’ Bancshares (PCBB), and the Federal Home Loan Bank (FHLB) of San Francisco. The Bank is a member of FHLB system. The Bank is required to maintain minimum levels of FHLB stock-based on various factors, including the amount of borrowings outstanding, mortgage assets, and the Bank’s total assets. Financial institution stock is carried at cost, is classified as a restricted security, and is periodically evaluated for impairment based on ultimate recovery. The carrying value of financial institution stocks at December 31, 2024, and December 31, 2023, was $5,048,000 and $3,254,000, respectively. Cash and stock dividends are recorded in Other Income in the Consolidated Statement of Income.

The Company invested in the Castle Creek Launchpad Fund I, LP in April 2022. The Company has committed to funding up to $2 million over a 4-year funding period. As of December 31, 2024, the investment has a carrying value of $1,041,000 compared to $809,000 as of December 31, 2023. As of both dates, the investment was valued using the net asset value practical expedient. The scope of the NAV practical expedient is limited to investments without readily determinable fair values in entities that calculate NAV per share consistently with the measurement principles of ASC 946, Financial Services — Investment Companies. Both criteria were present at each of the balance sheet dates noted above.

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

Other real estate owned – Other real estate owned is comprised of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Generally, these properties are initially recorded at fair value, less estimated cost to sell at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management; other real estate owned is carried at the lower of the carrying amount or fair value, less the estimated cost to sell. Expenses, gains and losses on disposition, and reductions in carrying value are reported as non-interest expenses. There was no other real estate owned as of December 31, 2024, and $3,000,000 of other real estate owned at December 31, 2023.

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

Merger expenses – Merger expenses were those related to the acquisition of CBOA. These costs primarily relate to information technology and professional service firms that were directly related to the merger and are not expected to reoccur.

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

Other stock-based compensation – The Company has stock-based compensation plans which provide for the award of various benefits to directors and employees, including restricted stock and options to purchase stock. Each restricted stock award is separated into vesting tranches and compensation expense is recognized based on the fair value at the date of grant for each tranche on a straight-line basis over the vesting period reduced for estimated forfeitures. Compensation cost for restricted stock awards that contain performance conditions is measured based on the grant date fair value, adjusted for the Company’s best estimate of the outcome of vesting conditions at the end of the performance period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Expense for the performance restricted stock awards are recognized when it is probable that the performance conditions will be achieved. The estimated quantity of awards for which it is probable that the performance conditions will be achieved will be reevaluated each reporting period. The fair value of stock option awards granted is estimated using the Black-Scholes-Merton option pricing model using inputs including the option exercise price and risk-free rate of return, and assumptions for expected dividend yield, expected stock price volatility and the expected life of the awards. The closing market price of the Company’s stock on the date of grant is the exercise price for the stock options and the estimated fair value of the restricted stock awards. Expense is recognized over the required service period, defined as the vesting period. The Company’s accounting policy is to recognize expense net of actual forfeitures.

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

Accumulated comprehensive income (loss) – As of December 31, 2024, accumulated comprehensive income (loss) consists of the following: (i) unrealized losses on securities available for sale of $7.8 million; (ii) the tax effect of the unrealized losses on securities of $1.9 million; (iii) the gain reclassified on securities designated as hedged items in fair value hedges of $0.4 million; and, (iv) the tax effect of the gain reclassified on securities designated as hedged items in fair value hedges of $0.1 million. As of December 31, 2023, the accumulated comprehensive loss consists of unrealized losses on securities available for sale of $7.4 million and the tax effect of the unrealized losses on securities of $1.8 million.

Earnings per common share – Basic earnings per common share is net income divided by the weighted-average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Maryland corporate law does not provide for treasury shares; therefore, shares repurchased are removed from issued and outstanding immediately and would not be considered outstanding. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Performance awards cannot be dilutive until the performance conditions have been met and all necessary conditions have been satisfied. Earnings per share are restated for all stock splits and stock dividends through the date of issuance of the consolidated financial statements. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period.

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

Recent Accounting Guidance That Has Been Adopted – In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 provide for new disclosures which: (1) require that a public entity disclose on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition; (3) require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods; (4) allows more than one measure of segment profit or loss used by the CODM when assessing segment performance and deciding how to allocate resources to be disclosed; (5) require disclosure of title and position of CODM and explain how the CODM uses the disclosed reported measures to assess segment performance; and (6) require that a public entity that has a single reportable segment provide all the disclosures required by the amended Topic 280. The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this update are required to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories and the amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted this accounting standard effective January 1, 2024, and the Company’s financial condition, results of operations and cash flows were not impacted by this guidance. The Company has provided the required disclosures for its single reportable segment.

Recent Accounting Guidance That Has Not Yet Been Adopted – The following new accounting standard has yet to be adopted by the Company but may have an impact on financial statements and/or related disclosures once implemented.

In December 2023, the FASB issued a final standard on improvements to income tax disclosures. The standard requires, among other things, disaggregated information regarding effective tax rate reconciliation components, as well as information on income taxes paid. This standard, ASU No. 2023-9, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, applies to all entities subject to income taxes. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted.

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

We accounted for the Merger using the acquisition method of accounting in accordance the FASB’s Accounting Standards Code 805 (“ASC 805”), Business Combinations, and accordingly, the assets and liabilities of CBOA were recorded at their respective Merger date estimated fair values. The estimated fair values of assets and liabilities are preliminary and subject to refinement during the measurement period (which cannot exceed one year from the Merger date), as additional information relative to the Merger date fair values becomes available. Effective in March 2024, we recognized a preliminary bargain purchase gain of $5.1 million in connection with the Merger (not taxable for income tax purposes), which is recognized in our first quarter 2024 operating results. The core deposit intangible asset of $8.9 million represents the estimated value of Commerce Bank of Arizona’s long-term deposit relationships with its customers and will be amortized over an estimated weighted average life of ten years using an accelerated method, which approximates the estimated run-off of the acquired deposits. During 2023 and through December 31, 2024, Bancorp 34 incurred, on a cumulative basis, approximately $6.8 million of Merger-related expenses.

The primary cause of the $5.1 million preliminary bargain purchase gain was a decrease in Bancorp 34, Inc.’s common share valuation from April 2023 to March 2024. In April 2023 and upon the announcement of the Merger, the common share exchange ratio was 0.24, and Bancorp 34, Inc’s common share valuation was estimated to be $12.16 per share, based upon a third-party fairness opinion obtained in connection with the Merger. As of the Merger date in March 2024 and before Bancorp 34, Inc. issued its 2.7 million shares for the Merger, the common share exchange ratio was 0.2628 and Bancorp, Inc’s common share valuation was estimated to be $8.50, based on a March 2024 common share valuation completed by an independent third party. The common share valuation was based on market multiples of peer community banks rather than the stock price due to the lack of trading volume.

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

Debt securities available for sale above includes $1.5 million of debt owned by CBOA which was settled at acquisition. The presentation above does not reflect this and, therefore, consideration paid and debt securities acquired were $1.5 million less.

As permitted by ASC 805, Business Combinations, the above preliminary estimates may be refined during the measurement period (which cannot exceed one year from the Merger date), to reflect any new information obtained about facts and circumstances existing at the Merger date. Any changes in the above preliminary estimates will be recognized in the period identified.

During the twelve months ended December 31, 2024, certain measurement period adjustments were recognized as shown in the table below:

(in thousands)	Estimated Fair Values as Recorded by Bancorp 34	Measurement Period Adjustments for the twelve months ended December 31, 2024	December 31, 2024
Fair Value of the common stock consideration	$23,310	$—	$23,310

Identifiable assets acquired:
Cash and cash equivalents	30,927	—	30,927
Debt securities available-for-sale, at fair value	58,220	—	58,220
Loans:
Purchased performing	284,723	—	284,723
Purchased credit deteriorated	26,163	—	26,163
Allowance for credit losses on loans	—	—	—
Deferred Loan Fees	—	—	—
Deferred tax on assets acquired	1,233	(157)	1,076
Operating right-of-use assets	2,866	—	2,866
Core deposit intangibles	8,930	—	8,930
Other assets	6,264	39	6,303
Total identifiable assets acquired	$419,326	$(118)	$419,208

Identifiable liabilities assumed:
Deposits	346,743	—	346,743
Short-term borrowings	35,000	—	35,000
Long-term borrowings	4,143	—	4,143
Deferred taxes on liabilities assumed	253	—	253
Other liabilities	4,741	—	4,741
Total identifiable liabilities assumed	$390,880	$—	$390,880

Net identifiable assets acquired	$28,446	$(118)	$28,328

Preliminary bargain purchase gain	$(5,136)	$118	$(5,018)

Purchased Performing Loans (Non-Purchased Credit Deteriorated Loans)

Non-purchased credit deteriorated loans (“non-PCD loans”) are loans, as of the date of the Merger and based upon management’s assessment, which have not experienced a more-than-insignificant deterioration in credit quality since the date the loans were originated. The loan’s purchase price becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the unpaid principal balance of the loan is a discount, which is comprised of a credit and non-credit component, and is accreted as interest income over the life of the loan.

An allowance for credit losses is determined using the same methodology as other loans held for investment. A $4.1 million “Day Two” allowance for credit losses for non-PCD loans was recorded through the provision for credit losses. This $4.1 million allowance for credit losses for non-PCD loans represents management’s estimate of lifetime credit losses on these non-PCD loans.

Purchased Credit Deteriorated Loans

Purchased credit deteriorated loans (“PCD loans”) represent loans, as of the date of the Merger and based upon management’s assessment, which had experienced a more-than-insignificant deterioration in credit quality since the date the loans were originated. An allowance for credit losses for PCD loans was determined using the same methodology as other loans held for investment. The initial allowance for credit losses for PCD loans was determined on a collective basis and was allocated to individual PCD loans. This allowance for credit losses is reflected as a “Day Two” on-balance sheet gross-up to the allowance for credit losses and as an increase to PCD loans. The PCD loans’ purchase price of $26.2 million plus the allowance for credit losses of $1.1 million, becomes the initial amortized cost basis of $27.3 million for the PCD loans. The difference between the initial amortized cost basis and the unpaid principal balance of the PCD loans of $30.4 million, results in a non-credit discount for the PCD loans of $3.1 million, which is accreted as interest income over the life of the PCD loans. Thereafter, the PCD loans are subject to the same interest rate recognition and credit model as non-PCD loans, with changes to the allowance for credit losses recorded through provision expense.

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

Pro forma amounts for the twelve months ended December 31, 2024, primarily reflect the following pro forma adjustments: (i) CBOA’s net income of $200,000 for the first two and a half months of 2024 (ii) interest and fee income decrease related to lower loan discount accretion income of $616,000 and related taxes of $154,000; (iii) interest and fee income decrease due to the removal of CBOA’s pre-Merger deferred loan fee income of $175,000 and related taxes of $44,000; (iv) interest expense decrease related to deposit liability and long-term debt discount expense of $131,000 and related taxes of $33,000; (v) provision for credit losses decrease due to removal of the Merger-related non-recurring Day 2 Non-PCD Loan charge of $4.1 million and related taxes of $1.0 million; and (vi) non-interest income decrease due to removal of a non-recurring non-taxable $5.0 million preliminary bargain purchase gain. Additionally, there were non-interest expense pro forma adjustments, which were primarily comprised of: (i) removal of Merger expenses for both CBOA and the Bank of $4.4 million and related taxes of $962,000; (ii) removal of Merger-related non-recurring change-in-control charges of $654,000 and related taxes of $164,000; and, (iii) Core Deposit Intangible amortization expense increase of $181,000 and related taxes of $45,000.

Pro forma amounts for the twelve months ended December 31, 2023, primarily reflect the following pro forma adjustments: (i) CBOA’s net income of $2.4 million (ii) interest and fee income increase related to loan discount accretion income of $3.1 million and related taxes of $775,000; (iii) interest and fee income decrease due to the removal of CBOA’s pre-Merger deferred loan fee income of $796,000 and related taxes of $199,000; (iv) interest expense increase related to deposit liability and long-term debt discount expense of $275,000 and related taxes of $69,000; (v) provision for credit losses increase due to the Merger related non-recurring Day 2 Non-PCD Loan charge of $4.1 million and related taxes of $1 million; (vi) non-interest income increase due to the addition of a non-recurring non-taxable $5 million preliminary bargain purchase gain; (vii) non-interest expense decrease related to removal of Merger expenses for both CBOA and the Bank of $3.7 million and related taxes of $399,000; (viii) non-interest expense increase related to Core Deposit Intangible amortization expense of $1.7 million and related taxes of $421,000; and (ix) the addition of Merger-related non-recurring change-in-control charges of $654,000 and related taxes of $164,000.

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

	Pro Forma
	Years ended December 31,
(in thousands, except per share data)	2024	2023
Total revenues (net interest income and non-interest income)	$34,463	$39,612
Net income (loss)	$3,253	$4,055
Earnings (loss) per share - basic	$0.41	$0.60
Earnings (loss) per share - diluted	$0.41	$0.60

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

NOTE 3 – SECURITIES

Available-for-sale and held-to-maturity securities have been classified in the consolidated balance sheets according to management’s intent on December 31, 2024, and December 31, 2023. The amortized cost of such securities and their approximate fair values were as follows (dollars in thousands):

Available-for-sale	December 31, 2024
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Mortgage-backed securities	$49,933	$—	$(5,074)	$44,859
U.S. Treasuries	3,055	—	(217)	2,838
U.S. government agencies	202	—	(6)	196
Asset-backed securities	10,797	1	(52)	10,476
Municipal obligations	21,463	—	(2,330)	19,133
Corporate debt	1,000	—	(111)	889
Total	$86,450	$1	$(7,790)	$78,661

Held-to-maturity	December 31, 2024
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Corporate debt	$5,766	$—	$(467)	$5,299
Total	$5,766	$—	$(467)	$5,299
Allowance for Credit Losses	$(101)
Net Carrying Value of Held-to-maturity securities	$5,665

Available-for-sale	December 31, 2023
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Mortgage-backed securities	$36,829	$—	$(4,362)	$32,467
U.S. Treasuries	3,069	—	(277)	2,792
U.S. government agencies	287	—	(17)	270
Municipal obligations	22,921	—	(2,593)	20,328
Corporate debt	1,000	—	(167)	833
Total	$64,106	$—	$(7,416)	$56,690

Held-to-maturity	December 31, 2023
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Corporate debt	$5,799	$—	$(692)	$5,107
Total	$5,799	$—	$(692)	$5,107
Allowance for Credit Losses	$(115)
Net Carrying Value of Held-to-maturity securities	$5,684

There was no allowance for credit losses related to available-for-sale securities as of December 31, 2024, or December 31, 2023.

Securities with unrealized losses on December 31, 2024, and December 31, 2023, that have not been recognized in income are as follows (dollars in thousands):

	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale, December 31, 2024
Mortgage-backed securities	$17,848	$(669)	$27,011	$(4,405)	$44,859	$(5,074)
U.S. Treasuries	—	—	2,838	(217)	2,838	(217)
U.S. government agencies	—	—	196	(6)	196	(6)
Asset-backed securities	8,741	(52)			8,741	(52)
Municipal obligations	—	—	19,133	(2,330)	19,133	(2,330)
Corporate debt	—	—	889	(111)	889	(111)

Total temporarily impaired	$26,589	$(721)	$50,067	$(7,069)	$76,656	$(7,790)

Held to Maturity: December 31, 2024
Corporate debt	$—	$—	$5,299	$(467)	$5,299	$(467)
Total temporarily impaired	$—	$—	$5,299	$(467)	$5,299	$(467)

	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale, December 31, 2023
Mortgage-backed securities	$—	$—	$30,462	$(4,362)	$30,462	$(4,362)
U.S. Treasuries	—	—	2,792	(277)	2,792	(277)
U.S. government agencies	—	—	270	(17)	270	(17)
Municipal obligations	—	—	20,328	(2,593)	20,328	(2,593)
Corporate debt	—	—	833	(167)	833	(167)

Total temporarily impaired	$—	$—	$54,685	$(7,416)	$54,685	$(7,416)

Held to Maturity December 31, 2023
Corporate debt	$904	$(96)	$4,203	$(596)	$5,107	$(692)
Total temporarily impaired	$904	$(96)	$4,203	$(596)	$5,107	$(692)

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

Unrealized losses on mortgage-backed securities have not been recognized into income. At December 31, 2024, 85% of the mortgage-backed securities portfolio were issued by U.S. government sponsored entities or agencies. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not intend to sell the mortgage-backed securities, no unrealized losses have been recognized into income.

The remainder of the mortgage-backed securities portfolio includes non-agency structured commercial mortgage-backed securities (CMBS) with a fair value of $6.9 million which had unrealized losses of $0.5 million at December 31, 2024. Each CMBS was rated AAA at December 31, 2024. These bonds have significant credit enhancement and have performed as agreed. Management does not intend to sell the CMBS and it is likely that management will not be required to sell the securities prior to their anticipated recovery.

The asset-backed securities are collateralized by student loans issued through the U.S. Federal Family Education Loan Program (FFELP). All the bonds held have a AA+ rating with at least a 97% guarantee against default by a third party and have performed as agreed. Management does not intend to sell the FFELP securities, and it is likely that management will not be required to sell the securities prior to their anticipated recovery.

Unrealized losses on available-for-sale municipal obligation securities have not been recognized through the income statement. As of December 31, 2024, the credit rating for these securities ranges from A+ to AAA and are performing as agreed. General Obligation bonds represent 31% of the municipal bond portfolio. The remaining 69% of the portfolio consists of revenue bonds, the majority of which are essential purpose or have an insurance wrapper. Management has no intent to sell these securities and can hold the securities to maturity. The decline in fair value is largely due to changes in market interest rates and management expects the fair value to recover as the securities approach their maturity date.

Management evaluated the foregoing available-for-sale securities for potential impairment as of December 31, 2024. Based on this evaluation, including the preceding analysis summary, management has determined that the unrealized losses on available-for-sale securities are primarily attributable to increases in market interest rates and do not reflect credit losses. Accordingly, as of December 31, 2024, management concluded that an allowance for credit losses on available-for-sale securities is not necessary, as the decline in fair value is not indicative of credit losses. Management will continue to monitor the fair value of these available-for-sale securities and reassess the need for an allowance for credit losses if circumstances change.

Certain information concerning the sale of debt securities available-for-sale for the years ended December 31, 2024, and 2023, was as follows (dollars in thousands):

Years ended
	December 31, 2024	December 31, 2023
Proceeds from sale	$54,085	$—
Gross realized gains	$—	$—
Gross realized losses	$—	$—

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

As of December 31, 2024, the amortized cost and estimated fair value of the debt securities portfolio are shown by contractual maturity dates (dollars in thousands).

	Amortized Cost	Fair Value	Average Yield
Available-for-sale
Due in one year or less	$468	$464	2.05%
Due from one to five years	15,995	14,696	2.08%
Due from five to ten years	9,257	7,896	2.20%
Due after ten years	10,797	10,746	5.64%
Mortgage-backed securities	49,933	44,859	3.16%
Total	$86,450	$78,661	3.16%

	Amortized Cost	Fair Value	Average Yield
Held-to-maturity
Due in one year or less	$—	$—	—
Due from one to five years	—	—	—
Due from five to ten years	5,766	5,299	4.32%
Due after ten years	—	—	—
Total	$5,766	$5,299	4.32%

The Company had no investment in securities of issuers outside of the United States as of December 31, 2024, or 2023 and no single investments that exceed 10% of equity.

Allowance for Credit Losses for HTM Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The held-to-maturity investment portfolio consists solely of bank holding company subordinated debt. Accrued interest receivable on held-to-maturity debt securities totaled $56,000 at December 31, 2024, and is excluded from the estimate of credit losses. Refer to Note 1 – Nature of Operations and Significant Accounting Policies for additional information on the Company’s methodology on estimating credit losses. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type (dollars in thousands):

For the year ended December 31, 2024	Corporate Bonds
Allowance for credit losses:
Beginning balance December 31, 2023	$115
Provision for credit losses	(14)
Securities charged off (recoveries)	—
Total ending allowance balance December 31, 2024	101

For year ended December 31, 2023	Corporate Bonds
Allowance for credit losses:
Beginning balance December 31, 2022	$—
Impact of ASU 2016-13 adoption	38
Provision for credit losses	77
Securities charged-off (recoveries)	—
Total ending allowance balance December 31, 2023	$115

The Company monitors the credit quality of held-to-maturity securities on a quarterly basis using an industry recognized risk scoring model that incorporates pertinent industry data such as profitability, capital ratios, and asset quality ratios, among other considerations. As of December 31, 2024, there were no held-to-maturity securities past due or on non-accrual.

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

The following presents a summary of the Company’s loans at amortized cost as of the dates noted (dollars in thousands):

	December 31,	December 31,
	2024	2023
1-4 Family residential real estate	$69,330	$61,645
Commercial	109,924	50,169
Consumer and other	261	698
Construction	26,285	34,538
Non-Owner Occupied (NOO) CRE	258,652	167,203
Owner Occupied (OO) CRE	151,399	82,228
Multifamily	60,241	60,546

Loans held for investment	676,092	457,027

Less: allowance for credit losses	(10,160)	(5,860)

Loans, net	$665,932	$451,167

Allowance for Credit Losses on Loans

Beginning January 1, 2023, the allowance for credit losses for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at December 31, 2024, and December 31, 2023, was $2.2 million and $1.3 million, respectively, presented in accrued interest receivable on the Condensed Consolidated Balance Sheets. Refer to Note 1 - Summary of Significant Accounting Policies for additional information related to the Company’s methodology for estimating the allowance for credit losses.

Allocation of a portion of the allowance for credit losses to one category of loans does not preclude its availability to absorb losses in other categories. The following table presents the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2024, and 2023, (dollars in thousands):

	1–4 Family				NOO	OO
	Residential		Consumer		Commercial	Commercial
	Real Estate	Commercial	and Other	Construction	Real Estate	Real Estate	Multifamily	Total
Changes in allowance for credit losses for the year ended December 31, 2024
Beginning balance	$736	$924	$8	$512	$1,859	$1,201	$620	$5,860
Acquisition of CBOA Financial PCD Loans	34	777	1	258	83	11	—	1,164
Provision (credit) for loan losses	61	1,544	(4)	(400)	1,662	706	33	3,602
Loans charged off	—	(890)	(2)	—	—	—	—	(892)
Recoveries	28	398	—	—		—	—	426
Balance on December 31, 2024	$859	$2,753	$3	$370	$3,604	$1,918	$653	$10,160

	1–4 Family Residential Real Estate	Commercial	Consumer and Other	Construction	NOO Commercial Real Estate	OO Commercial Real Estate	Multifamily	Total
Changes in allowance for credit losses for the year ended December 31, 2023
Beginning balance	$454	$1,382	$56	$222	$1,680	$555	$429	$4,778
Impact of adopting of ASU 2016-13	(33)	(307)	(50)	441	271	142	140	604
Provision (credit) for loan losses	309	170	2	(151)	3,290	504	51	4,175
Loans charged off	—	(321)	—	—	(3,382)	—	—	(3,703)
Recoveries	6	—	—	—		—	—	6
Balance on December 31, 2023	$736	$924	$8	$512	$1,859	$1,201	$620	$5,860

The following tables present the aging of the recorded investment in contractually past due loans, as of December 31, 2024, and December 31, 2023. It is shown by class of loans (dollars in thousands):

	Loans Contractually Past Due
	30–59	60–89	Over 90		Loans Not
December 31, 2024	Days	Days	Days	Total	Past Due	Total
1-4 Family residential real estate	$122	$1,764	$93	$1,979	$67,351	$69,330
Commercial	621	1,485	2,398	4,504	105,420	109,924
Consumer and other	—	—	—	—	261	261
Construction	—	—	—	—	26,285	26,285
NOO CRE	—	—	—	—	258,652	258,652
OO CRE	—	1,119	—	1,119	150,280	151,399
Multifamily	—	—	126	126	60,115	60,241

Total	$743	$4,368	$2,617	$7,728	$668,364	$676,092

	Loans Contractually Past Due
December 31, 2023	30–59 Days	60–89 Days	Over 90 Days	Total	Loans Not Past Due	Total
1-4 Family residential real estate	$409	$—	$—	$409	$61,236	$61,645
Commercial	—	—	589	589	49,580	50,169
Consumer and other	—	—	—	—	698	698
Construction	—	—	—	—	34,538	34,538
NOO CRE	—	—	—	—	167,203	167,203
OO CRE	—	—	—	—	82,228	82,228
Multifamily	—	—	—	—	60,546	60,546

Total	$409	$—	$589	$998	$456,029	$457,027

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

The following tables present the amortized cost basis of loans by credit quality indicator, by class of financing receivable, and year of origination for term loans as of December 31, 2024, and December 31, 2023. For revolving lines of credit that are converted to term loans, if the conversion involved a credit decision, such loans are included in the origination year in which the credit decision was made. If revolving lines of credit converted to term loans without a credit decision, such lines of credit are included in the “Revolving lines of credit converted to term” column in the following tables (dollars in thousands).

	Term Loans Amortized Cost by Origination
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family
Pass	$2,151	$4,448	$25,009	$11,673	$6,973	$10,756	$6,216	$—	$67,226
Special Mention	—	—	1,521	434	—	—	—	—	1,955
Substandard	—	—	—	—	—	149	—	—	149
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family	2,151	4,448	26,530	12,107	6,973	10,905	6,216	—	69,330
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	13,570	23,872	17,920	7,611	2,873	2,597	32,860	928	101,303
Special Mention	—	32	2,506	447	1,766	137	858	—	5,746
Substandard	—	332	1,448	—	477	219	398	—	2,874
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial	11,427	24,236	21,874	8,058	5,116	2,953	34,117	—	109,924
Current year-to-date gross write-offs	—	—	682	—	208	—	—	—	890
Consumer and other
Pass	110	—	50	—	—	101	—	—	261
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer and Other	110	—	50	—	—	101	—	—	261
Current year-to-date gross write-offs	—	—	—	—	—	2	—	—	2
Construction
Pass	5,191	7,712	6,033	1,884	14	2,065	—	—	22,899
Special Mention	—	—	1,651	613	—	—	—	—	2,264
Substandard	—	—	—	—	—	1,122	—	—	1,122
Doubtful	—	—	—	—	—	—	—	—	—
Total Construction	5,191	7,712	7,684	2,497	14	3,187	—	—	26,285
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
NOO CRE
Pass	16,830	36,754	47,480	67,561	29,037	51,920	2,776	—	252,358
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	6,294	—	—	—	—	—	6,294
Doubtful	—	—	—	—	—	—	—	—	—
Total NOO CRE	16,830	36,754	53,774	67,561	29,037	51,920	2,776	—	258,652
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
OO CRE
Pass	4,067	36,218	33,567	43,612	8,123	21,273	399	237	147,259
Special Mention	—	224	—	—	—	1,624	—	—	1,848
Substandard	—	—	1,021	—	31	1,240	—	—	2,292
Doubtful	—	—	—	—	—	—	—	—	—
Total OO CRE	4,067	36,442	34,588	43,612	8,154	24,137	399	—	151,399
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Multi Family
Pass	—	498	19,739	21,201	6,312	9,543	1,233	—	58,526
Special Mention	—	—	—	—	1,006	—	—	—	1,006
Substandard	—	—	—	709	—	—	—	—	709
Doubtful	—	—	—	—	—	—	—	—	—
Total Multi Family	—	498	19,739	21,910	7,318	9,543	1,233	—	60,241
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Total	$41,919	$110,090	$164,239	$155,745	$56,612	$102,746	$44,741	$1,165	$676,092

Total year-to-date gross write-offs	$—	$—	$682	$—	$208	$2	$—	$—	$892
104

	Term Loans Amortized Cost by Origination
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family
Pass	$4,244	$24,009	$12,236	$7,928	$1,466	$9,622	$1,717	$—	$61,222
Special Mention	—	—	—	—	—	357	—	—	357
Substandard	—	—	—	—	—	67	—	—	67
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family	4,244	24,009	12,236	7,928	1,466	10,045	1,717	—	61,645
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	13,150	15,405	3,234	3,176	87	1,546	10,139	779	46,737
Special Mention	—	163	—	2,018	—	—	—	—	2,181
Substandard	—	—	—	903	96	—	—	—	999
Doubtful	—	—	—	—	252	—	—	—	252
Total Commercial	13,150	15,568	3,234	6,097	435	1,546	10,139	779	50,169
Current year-to-date gross write-offs	—	—	—	—	321	—	—	—	321
Consumer and other
Pass	43	138	—	5	10	3	499	—	698
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Consumer and Other	43	138	—	5	10	3	499	—	698
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	7,788	21,551	3,938	38	310	592	321	—	34,538
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Construction	7,788	21,551	3,938	38	310	592	321	—	34,538
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
NOO CRE
Pass	7,187	35,899	53,442	21,091	13,491	29,710	6,140	—	166,960
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	243	—	—	—	—	243
Doubtful	—	—	—	—	—	—	—	—	—
Total NOO CRE	7,187	35,899	53,442	21,334	13,491	29,710	6,140	—	167,203
Current year-to-date gross write-offs	3,382	—	—	—	—	—	—	—	3,382
OO CRE
Pass	20,726	12,365	20,807	7,966	5,806	4,214	—	—	71,884
Special Mention	228	—	7,196	—	—	1,690	—	—	9,114
Substandard	—	—	—	37	1,193	—	—	—	1,230
Doubtful	—	—	—	—	—	—	—	—	—
Total OO CRE	20,954	12,365	28,003	8,003	6,999	5,904	—	—	82,228
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Multi Family
Pass	500	15,652	22,007	7,572	6,369	7,105	371	—	59,575
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	970	—	—	—	—	—	970
Doubtful	—	—	—	—	—	—	—	—	—
Total Multi Family	500	15,652	22,977	7,572	6,369	7,105	371	—	60,546
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Total	$53,866	$125,182	$123,830	$50,977	$29,080	$54,905	$19,187	$779	$457,027

Total year-to-date gross write-offs	$3,382	$—	$—	$—	$321	$—	$—	$—	$3,703

Non-accrual loans – The accrual of interest on loans is discontinued at the time the loan becomes 90 or more days delinquent unless the loan is well secured and in the process of collection or renewal due to maturity. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged off if collection of interest or principal is considered doubtful. There was no interest income recognized from non-accrual loans in the income statement for the years ended December 31, 2024, or December 31, 2023, and non-accrual loans totaled $4.0 million at January 1, 2023. The following presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing by class as of the date noted (dollars in thousands).

	As of December 31, 2024
	Non-accrual loans		Loans past due
	with	Total non-accrual	over 89 days and
	no ACL	loans	still accruing
1-4 Family residential real estate	$149	$149	$—
Commercial	1,716	2,726	—
Consumer and other	—	—	—
Construction	—	—	—
NOO CRE	—	—	—
OO CRE	1,119	1,119	—
Multifamily	709	709	—

Total	$3,693	$4,703	$—

	As of December 31, 2023
	Non-accrual loans with no ACL	Total non-accrual loans	Loans past due over 89 days and still accruing
1-4 Family residential real estate	$66	$66	$—
Commercial	847	1,208	—
Consumer and other	—	—	—
Construction	—	—	—
NOO CRE	—	—	—
OO CRE	—	—	—
Multifamily	970	970	—

Total	$1,883	$2,244	$—

Non-accrual loan balances guaranteed by the SBA are $1,999,000, or 42.5%, and $589,000, or 26.3%, of the nonaccrual loan balances at December 31, 2024, and December 31, 2023, respectively.

Collateral dependent loans – Non-accrual loans are classified as collateral dependent loans and are individually evaluated. The following presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses by class of loans as of the date noted (dollars in thousands):

	As of December 31, 2024 Collateral Dependent Loans
	Secured by	Secured by
	Real Estate	Other	Total
1-4 Family residential real estate	$149	$—	$149
Commercial	—	2,726	2,726
Consumer and other	—	—	—
Construction	—	—	—
NOO CRE	—	—	—
OO CRE	1,119	—	1,119
Multifamily	709	—	709

Total	$1,977	$2,726	$4,703

Loan Modifications Made to Borrowers Experiencing Financial Difficulty – The ACL incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The analysis includes losses from modifications of receivables to borrowers experiencing financial difficulty. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACL, a change to the ACL is generally not recorded when a loan is modified. Currently, the bank does not hold any loans having modified terms related to economic distress and none were modified during the years ended December 31, 2024, and 2023.

NOTE 5 – PREMISES AND EQUIPMENT, NET

Components of premises and equipment, net included in the consolidated balance sheets were as follows (dollars in thousands):

	December 31,	December 31,
	2024	2023
Land and improvements	$1,578	$1,578
Buildings and improvements	14,645	12,710
Furniture and equipment	3,690	1,953
Total cost	19,913	16,241
Accumulated depreciation and amortization	(11,499)	(8,891)

Premises and equipment, net	$8,414	$7,350

Depreciation and amortization expenses were $1,050,000 and $583,000 for the years ended December 31, 2024, and 2023, respectively.

NOTE 6 – TIME DEPOSITS

Maturities of time deposits on December 31, 2024, and December 31, 2023, were (dollars in thousands):

	December 31,	December 31,
Maturity	2024	2023
One year or less	$206,111	$93,675
Over one through three years	30,309	30,390
Over three through five years	4,635	4,338
Totals	$241,055	$128,403

On December 31, 2024, and December 31, 2023, the Bank had $83.2 million and $43.9 million, respectively, in time deposits of $250,000 or more. On December 31, 2024, and December 31, 2023, $60.7 million and $27.5 million, respectively, of such time deposits mature within one year.

On December 31, 2024, and December 31, 2023, certificate of deposits included brokered CD balances of $8.1 million and $19.5 million, respectively.

NOTE 7 – BORROWINGS

The Bank has established a borrowing line at the Federal Home Loan Bank of San Francisco. As of December 31, 2024, borrowing capacity totaled $233.8 million and collateral consists of a blanket lien on the loan portfolio. There were no outstanding borrowings on the borrowing line as of December 31, 2024, or December 31, 2023.

On March 12, 2023, the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help ensure banks could meet the needs of depositors made available through the creation of a new Bank Term Funding Program (“BTFP”). The BTFP is a liquidity resource with capacity based on the pledging of high-quality securities. The intention of the program was to eliminate an institution’s need to quickly sell those securities in times of stress. Effective March 11, 2024, the Federal Reserve ceased lending under the program’s terms. Outstanding borrowings were not impacted. As of December 31, 2024, the Bank had no borrowings under the BTFP and removed assets that were previously pledged to secure borrowings. As of December 31, 2023, the Bank had $29 million in outstanding BTFP advances.

As of December 31, 2024, the Bank pledged securities with a carrying value of $50.2 million and had borrowing availability of $49.3 million at the Federal Reserve Bank of San Francisco’s Discount Window. No borrowings were outstanding through the Discount Window as of December 31, 2024.

As of December 31, 2024, and 2023, the Bank had available unsecured Federal Funds lines of credit at correspondent banks totaling $49.8 million and $39.8 million, respectively. The terms of the borrowings are overnight at the applicable fed funds borrowing rate. As of December 31, 2024, the Bank had no borrowings under these lines of credit.

On June 29, 2021, the Company completed a private placement of $25.0 million of 10 year, fixed-to-floating rate subordinated notes. The subordinated notes initially bear interest at 4.00% per annum for five years, floating at Three-Month SOFR plus 328 basis points quarterly thereafter. The ten-year notes mature on July 15, 2031, and are callable at the Company’s option after five years. The subordinated notes have unamortized origination fees of $351,000 at December 31, 2024. As part of the Merger with CBOA, $1.5 million of the subordinated debt was acquired in the transaction and subsequently retired.

As part of the Merger with CBOA, the Company acquired CBOA Financial Statutory Trust #1, a trust formed by CBOA in November 2005. The trust closed a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. CBOA made a required equity contribution of $155,000 to form the trust and issued $5 million of subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the preferred securities sold by the trust. The Company is able to redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1,000, at 100% of the principal amount, plus accrued and unpaid interest until maturity in 2036. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. Bancorp 34 has the option to defer interest payments on the subordinated debentures from time to time, for a period not to exceed five consecutive years. Bancorp 34 has elected not to defer interest payments on the subordinated debentures. The trust preferred securities have a variable rate of interest, reset quarterly on the 23rd of each February, May, August, and November, equal to the sum of 3-month CME term SOFR plus 1.70%. As of December 31, 2024, the rate was 6.48%. Bancorp 34’s investment in the common stock of the trust is $155,000, which is included in other investments and is accounted for as an unconsolidated cost-method investment. Bancorp 34 is not considered the primary beneficiary of this trust, and therefore the trust is not consolidated in the financial statements. Rather the subordinated debentures are shown as a liability. The remaining Merger-related fair value mark on the CBOA Financial Statutory Trust #1 subordinated debt was $952,000 as of December 31, 2024.

Maturities of outstanding borrowings as of December 31, 2024, were (dollars in thousands):

One year or less	$0
Over one through three years	0
Over three through five years	0
Over five through ten years	23,500
Over ten years	5,000
Totals	$28,500

NOTE 8 – FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

In the normal course of business, and from time to time, the Bank has had outstanding commitments to extend credit and standby letters of credit which, consistent with GAAP, are not reflected in the accompanying consolidated financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amounts of those instruments. The Bank uses the same credit policies in making commitments as it does for instruments that are included in the consolidated balance sheets.

Contractual or notional amounts of financial instruments representing off-balance-sheet credit risk are as follows as of the dates indicated (dollars in thousands):

	December 31, 2024		December 31, 2023
	Fixed	Variable	Fixed	Variable
Commitments to extend credit	$6,589	$27,627	$5,327	$6,966
Unused lines of credit	3,238	37,662	3,962	18,859
Totals	$9,828	$65,289	$9,289	$25,825

The following table presents the changes in the ACL on unfunded loan commitments for the year ended December 31, 2024:

December 31, 2024 (in 000s)	Unfunded Loan Commitments
Allowance for credit losses:
Beginning balance	$135
Impact of the CBOA merger	222
Provision for credit losses	237
Ending balance	$594

Note 9 – Employee Retirement Benefit Plans

Profit Sharing Plan: The Company has established a profit-sharing 401(k) type salary reduction plan (Plan) for all employees that meet the necessary eligibility requirements and participants are fully vested after six years of service. For Company matching contributions made for plan years prior to 2014, annual Company contributions were at the discretion of the Board of Directors. From 2014 through 2019, the Company adopted a Safe Harbor matching contribution provision, whereby it agreed to match 100% of participant’s contributions up to the first 3% of salary and 50% of the next 2%, for a total maximum Company matching contribution of 4% of participant salary, as defined by the Plan. The Safe Harbor matching contribution was guaranteed. The Company elected not to adopt a safe harbor matching contribution for 2024 or 2023.

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

Since the Bank is the primary source of repayment on ESOP loans, the Bank records the note payable and an equal contra-equity account on its balance sheet and interest expense and ESOP benefit plan expense on its statement of comprehensive income equal to the annual loan payments. As inter-company borrowings, all bank-recorded balance sheet items, Bancorp 34 interest income and Southwest Heritage Bank interest expense on the ESOP loan are eliminated in consolidation. Bancorp 34 consolidated financial statements include a contra-equity account with a balance equal to the purchase price of all unallocated shares in the ESOP.

Shares held by the ESOP on December 31, 2024, and 2023, were as follows:

	2024	2023

Allocated shares	56,780	50,717
Unallocated shares	133,271	139,334

Total ESOP shares	190,051	190,051

The fair value of unallocated shares held by the ESOP is $1,399,000 and $1,379,000 at December 31, 2024, and 2023, respectively. ESOP expense was $161,000 and $67,000 for the years ended December 31, 2024, and 2023, respectively.

Deferred Compensation and Director’s Fee Plans: A deferred compensation plan covers all senior officers and a deferred director’s fee plan covers all directors. Under these plans, the company pays each participant that elects to defer, or their beneficiary, the amount deferred plus interest over a pre-selected period up to 10 years, beginning with the participant’s termination of service. A liability is accrued monthly for the deferred amount plus interest earned. The interest rate on deferred balances is determined annually on January 1st at the greater of Wall Street Journal Prime or 5%; and was 8.5% and 7.5% for the years ended December 31, 2024, and 2023, respectively. Interest expense for the deferred plans was $171,000 and $147,000, for the years ended December 31, 2024, and 2023, respectively. Deferred plan liabilities, included in accrued interest and other liabilities on the consolidated balance sheet, were $1,928,000 and $2,012,000 as of December 31, 2024, and 2023, respectively. The plan was frozen on January 4, 2024, and no new participants or contributions to the plan are permitted after that date.

NOTE 10 – LEASES

As of December 31, 2024, the Bank has non-cancelable operating leases for office space that expire over the next eight years that require the payment of base lease amounts and executory costs such as taxes, maintenance, and insurance. As of December 31, 2024, the bank has six active operating leases. Rental expenses included in non-interest expense as occupancy expenses for leases were $1,028,000 and $365,000 for the twelve months ended December 31, 2024, and 2023, respectively. The increase in rental expense is attributed to the leases acquired in the CBOA Merger.

The following presents the classification of the right-of-use assets and corresponding liabilities as of the dates presented (dollars in thousands):

	December 31,	December 31,
	2024	2023
Lease right-of-use assets
Operating lease right-of-use assets	$4,069	$1,819

Lease Liabilities
Operating lease liabilities	$4,619	$2,011

Approximate future minimum rental commitments under noncancelable leases as of December 31, 2024, are (dollars in thousands):

2025	1,080
2026	958
2027	800
2028	662
2029	674
2030	458
2031	120
2032	20
Total minimum lease payments	4,772
Amounts representing interest (present value discount)	(153)
Operating lease liabilities (present value of minimum lease payments)	$4,619

Weighted-average remaining term (in years)	5.5
Weighted-average discount rate	2.86%

Note 11 – Income Taxes

Income tax provision consists of the following (dollars in thousands):

	2024	2023

Current
Federal	$—	$—
State	1	(175)
Deferred benefit	(1,075)	(278)
Total income tax provision	$(1,074)	$(453)

Income tax expense from continuing operations differs from the amounts computed by applying the federal income tax rate of 21% in 2024 and 2023, to earnings before federal income tax expense. These differences are primarily caused by state income taxes, net of federal tax benefit, income that is not taxable for federal and state income tax purposes, expenses that are not deductible for tax purposes and tax adjustments related to prior federal income tax returns.

Income tax provision calculated at the statutory federal income tax rate of 21% for 2024 and 2023, differs from actual income tax provision as follows (dollars in thousands):

	2024	2023

Income tax at statutory rate	$129	$(810)

Non-deductible merger costs	66	468
Non-taxable bargain purchase gain	(1,054)	—
Benefit from other permanent differences:
Earnings on life insurance assets	(77)	(52)
State income taxes, net of Federal tax benefit	(326)	(165)
Other items, net	188	106
Totals	$(1,074)	$(453)

Deferred tax assets and liabilities consist of the following at December 31 (dollars in thousands):

	2024	2023
Deferred tax assets:
Allowance for credit losses	$1,827	$1,458
Net operating loss carryforwards and certain state tax credits	3,439	1,042
Deferred compensation	528	557
Accrued bonus	—	9
Lease liability	1,146	500
Unrealized losses on AFS securities	1,928	1,840
Loan acquisition adjustment	3,465	—
Depreciation	39	—
Other, net	62	283
Total deferred tax assets	12,434	5,689

Deferred tax liabilities:
Loan origination costs	(138)	(165)
Depreciation	—	(152)
Operating lease liabilities	(1,009)	(453)
FHLB stock dividends	(41)	(35)
Core deposit intangible	(1,894)	—
Derivative mark to market	(89)	—
Other items	(236)	—
Total deferred tax liabilities	(3,407)	(805)
Net deferred tax assets	$9,027	$4,884

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carry-back potential, and tax planning strategies in making this assessment. Based upon the Company’s assessment of all available evidence, management determined it was more likely than not that the net deferred tax asset would be realized at December 31, 2024.

At December 31, 2024, the Company had federal operating loss carry-forwards of approximately $13.0 million, $2.8 million of which are subject to Internal Revenue Code (“IRC”) Section 382 limitations, which limit the annual use of acquired losses to $250,000 per year, and begin to expire in 2028. At December 31, 2024, the Company recorded deferred tax assets of $2.7 million related to the Federal net operating loss carry-forwards.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2024, and 2023, there were no material uncertain tax positions related to federal and state income tax matters. The Company does not expect the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

The Company files consolidated U.S. federal and various state income/franchise tax returns. The Company is no longer subject to examination by U.S. federal taxing authorities for years before 2021 and is no longer subject to examination by state taxing authorities for years before 2020. Our federal and state tax returns have not been audited for the past seven years.

NOTE 12 – DERIVATIVES AND HEDGING ACTIVITIES

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

The table below presents fair values of derivative instruments as well as the classification within the consolidated balance sheets:

	December 31, 2024		December 31, 2023
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments

Interest rate swap contracts	Prepaid and Other Assets	$356	Prepaid and Other Assets	$—

The table below presents the effect of fair value hedge accounting on the consolidated statements of income (loss) for the periods presented:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value Hedging Relationships		Location and Amount of Gain or (Loss) Recognized in Income on Fair Value Hedging Relationships
	Year ended December 31, 2024		Year Ended December 31, 2023
(in thousands)	Interest on securities	Interest Expense	Interest on securities	Interest Expense

Total amounts of income and expense line items presented in consolidated statements of income (loss) in which effects of the fair value hedges are recorded	$2,164	$0	$0	$0
Gain or (loss) on fair value hedging relationships:
Interest rate swap contracts:
Hedged items	$(356)	$0	$0	$0
Derivatives designated as hedging instruments	$357	$0	$0	$0
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$0	$0	$0	$0

The table below presents cumulative basis adjustments of hedged items designated as fair value hedges and related amortized cost of those items as of the date presented:

(in thousands)	As of December 31, 2024
Line Item in consolidated balance sheet in which hedged item is included	Amortized cost of Hedged Assets	Cumulative amount of Fair Value Hedging Adjustments included in carrying amount of Hedged Asset

Securities available for sale	$51,168	$(356)

Note 13 – Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of December 31, 2024, and 2023, the Bank meets all capital adequacy requirements to which it is subject.

Banks are also subject to certain restrictions on the dollar amount of dividends that they may declare without prior regulatory approval.

As of December 31, 2024, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Bank’s prompt corrective action category. The Bank has not opted into the Community Bank Leverage Ratio (“CBLR”) and therefore is required to continue calculating and reporting risk-based capital ratios.

The Bank’s actual and required capital amounts and ratios are as follows (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2024

Total Capital to risk-weighted assets:	$111,674	15.00%	$59,559	8%	$74,449	10%
Tier 1 (Core) Capital to risk weighted assets:	$102,347	13.74%	$44,693	6%	$59,559	8%
Common Tier 1 Capital to risk weighted assets (CET1):	$102,347	13.74%	$33,520	4.50%	$48,417	6.50%
Tier 1 (Core) Capital to average assets:	$102,347	11.06%	$37,015	4%	$46,269	5%
113

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2023

Total Capital to risk-weighted assets:	$74,142	14.79%	$40,114	8%	$50,143	10%
Tier 1 (Core) Capital to risk weighted assets:	$68,032	13.57%	$30,086	6%	$40,114	8%
Common Tier 1 Capital to risk weighted assets (CET1):	$68,032	13.57%	$22,564	4.50%	$32,593	6.50%
Tier 1 (Core) Capital to average assets:	$68,032	11.66%	$23,347	4%	$29,184	5%

Note 14 – Related-Party Transactions

The Bank periodically enters into transactions with its executive officers, directors, significant stockholders, and their affiliates (related parties). Transactions with such related parties included (dollars in thousands):

	2024	2023
Fees and bonuses paid to directors during the period	$245	$270
Deposits from related parties held by the bank at the end of period	2,905	2,607
Loans to related parties	63	—

Note 15 – Stock-Based Compensation

Stock-based expense for the years ended December 31, 2024, and December 31, 2023, was $752,000 and $90,000, respectively.

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

On September 25, 2024, the Company’s Board of Directors approved the termination of the 2017 Plan and the 2022 Plan. While outstanding awards issued under those plans were not affected by the plans’ termination, no further awards may be granted under either the 2017 Plan or the 2022 Plan. In connection with the termination of the 2017 Plan and the 2022 Plan, the Board of Directors approved and adopted the Bancorp 34, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the grant of a maximum of 525,000 shares of the Company’s common stock pursuant to a variety of equity incentive awards, including restricted stock, stock options, and other awards. Selected executives and other key employees were granted restricted stock unit awards whose vesting is contingent upon meeting Company-wide performance conditions, including tangible book value per share and return on average assets (performance restricted stock unit awards). Multiple performance conditions are established with a weighting of units. The performance restricted stock unit awards are earned upon the achievement of the performance condition for the Company. Once earned, a portion of the performance restricted stock unit awards vest in installments on anniversaries of the date on which the performance condition was achieved. As of December 31, 2024, 295,100 units of performance restricted stock awards have been issued under the 2024 Plan.

The stock option plans allow for net settlement of vested options. In a net settlement, the Company, at the direction of the optionee, net settles the options by issuing new shares to the optionee with a value, at the current per share trading price, equal to the total in-the-money or intrinsic value of the options less any necessary tax withholdings on the disqualifying disposition of Incentive Stock Options. The optionee is granted newly issued shares and a small amount of cash in lieu of partial shares. There were no net settlements in 2024 or 2023.

No stock compensation was issued under the 2017 Plan or the 2022 Plan in 2024. For the year ended December 31, 2023, 10,250 stock options were granted and 10,250 shares of restricted stock were issued. Stock option grant-date fair values for 2023 were computed using the Black Scholes Merton options pricing model with the following weighted-average inputs and assumptions:

	December 31,	December 31,
	2024	2023
Grant date stock price and exercise price	$—	$12.03
Dividend yield	—	2.89%
Expected stock price volatility	—	23.37%
Risk-free interest rate	—	3.50%
Expected option life in years	—	6

Total weighted-average fair value of options granted	$—	$2.42

A summary of stock option activity in 2024 is presented below (Aggregate Intrinsic Value in thousands):

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	137,500	$13.86	2.1 years	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(92,500)	14.90	—	—
Outstanding on December 31, 2024	45,000	$11.72	1.2 years	$49

Exercisable on December 31, 2024	38,800	$11.41	0.6 years	$49

A summary of restricted stock activity for the year ended December 31, 2024, is presented below:

	Shares	Weighted- Average Grant Date Fair Value	Average Remaining Contractual Term
Non-vested on January 1, 2024	13,400	$12.97	3.9 years
Granted	—	—	—
Vested	(8,700)	8.44	—
Forfeited	—	—	—
Non-vested on December 31, 2024	4,700	$12.91	3.0 years

A summary of performance restricted stock unit activity for the year ended December 31, 2024, is presented below:

	Shares	Weighted- Average Grant Date Fair Value	Average Remaining Contractual Term
Non-vested on January 1, 2024	—	$—	—
Granted	346,200	11.81	3.0 years
Vested	51,100	11.81	—
Forfeited	—	—	—
Non-vested on December 31, 2024	295,100	$11.81	3.0 years

The average remaining contractual term does not include those units with performance conditions that are not deemed probable to achieve as of December 31, 2024.

As of December 31, 2024, there was $13,000, $49,000 and $1,810,000 of total unrecognized equity-based expense related to unvested stock options, restricted stock awards, and performance restricted stock units, respectively, granted under the equity plans that is expected to be recognized over the next four years as follows (dollars in thousands):

Year
2025	$625
2026	625
2027	618
2028	4
Totals	$1,872

Expense for the performance restricted stock awards are recognized when it is probable that the performance conditions will be achieved. There are several performance conditions that are not deemed probable to achieve as of December 31, 2024, so no expense related to the unachieved grants is included in the table above. Should the performance conditions be met an additional $1.7 in expense would be recognized over the expected life the agreements.

Note 16 – Fair Value Information

The following table presents information about assets and liabilities measured at fair value on a recurring and non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair values (dollars in thousands):

December 31, 2024	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Recurring:
Securities available-for-sale:
Mortgage-backed securities	$—	$44,859	$—	$44,859
U.S. Treasuries	—	2,838	—	2,838
U.S. Government Agencies	—	196	—	196
Asset-backed securities	—	10,476	—	10,476
Municipal obligations	—	19,133	—	19,133
Corporate debt	—	889	—	889
Total available-for-sale:	$—	$78,661	$—	$78,661

Interest Rate Derivative Contracts – Assets	$—	$356	$—	$356
Interest Rate Derivative Contracts – Liabilities	$—	$—	$—	$—

Nonrecurring basis:
Collateral Dependent Loans	$—	$—	$1,805	$1,805
116

December 31, 2023	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Recurring:
Assets:
Securities available-for-sale:
Mortgage-backed securities	$—	$32,467	$—	$32,467
U.S. Treasuries	—	2,792	—	2,792
U.S. Government Agencies	—	270	—	270
Municipal obligations	—	20,328	—	20,328
Corporate debt	—	833	—	833
Total available-for-sale:	$—	$56,690	$—	$56,690

Nonrecurring basis:
Collateral dependent loans	$—	$—	$1,071	$1,071
Other Real Estate Owned	$—	$—	$3,000	$3,000

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

There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2024, or 2023.

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 financial assets measured on a non-recurring basis (dollars in thousands):

December 31, 2024	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
Collateral Dependent Loans Commercial	1,805	Appraisal/Borrower Financial Statements	Receivables Discount/Liquidation Discount	0–25%
Total collateral dependent loans	$1,805

December 31, 2023	Fair Value	Valuation Methodologies	Valuation Model	Unobservable Input Valuation
Collateral Dependent Loans Commercial	1,071	Appraisal/Borrower Financial Statements	Receivables Discount/Liquidation Discount	0–50%
Total collateral dependent loans	$1,071

Other Assets
Other Real Estate Owned	$3,000	Appraisal	Appraisal Discount/Estimated Selling Costs	23%

The estimated fair values of the Company’s consolidated financial instruments on the dates noted are as follows (dollars in thousands):

		December 31,		December 31,
		2024		2023
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$111,510	$111,510	$27,182	$27,182
Federal funds sold	Level 2	2,085	2,085	1,715	1,715
Securities available-for-sale	Level 2	78,661	78,661	56,690	56,690
Securities held-to-maturity	Level 2	5,665	5,299	5,684	5,107
Loans held for investment	Level 3	665,932	655,177	451,167	437,878
Other investments	Level 2	6,244	6,244	4,063	4,063
Accrued interest receivable	Level 1	2,613	2,613	1,597	1,597
Derivative	Level 3	356	356	—	—

Financial liabilities
Nonmaturity Deposits	Level 1	$(551,512)	$(551,512)	$(331,596)	$(331,596)
Time deposits	Level 2	(241,055)	(241,188)	(128,403)	(128,108)
FRB and FHLB advances	Level 2	—	—	(29,000)	(29,000)
Subordinate debt	Level 3	(23,149)	(20,183)	(24,595)	(20,421)
Subordinated debentures, trust preferred securities	Level 3	(4,203)	(4,203)	—	—
Accrued interest payable	Level 1	(1,574)	(1,574)	(521)	(521)

Note 17 – Earnings per Share

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

In applying the two-class method, basic net income per share was calculated by dividing net income (less any dividends on participating securities) by the weighted average number of shares of common stock and participating securities outstanding for the period. Diluted earnings per share may include the additional effect of other securities, if dilutive. Potentially dilutive common stock equivalents consist of employee stock options and warrants. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants. The following factors are used in the earnings per share computation:

	Year Ended December 31,
(dollars in thousands, except for earnings per common share amounts)	2024	2023
Net income (loss)	$1,689	$(3,402)
Less: convertible preferred stock dividends	—	115
Less: earnings allocated to participating securities	(2)	(11)
Net income (loss) allocated to common shareholders	$1,687	$(3,506)

Basic weighted average common shares outstanding - Voting	5,902	3,654
Basic weighted average common shares outstanding - Non-Voting	820	373
Diluted weighted average common shares outstanding - Voting	5,903	3,656
Diluted weighted average common shares outstanding - Non-Voting	820	373

Basic earnings per common share - Voting	$0.25	($0.88)
Basic earnings per common share - Non-Voting	$0.25	($0.88)
Diluted earnings per common share - Voting	$0.25	($0.88)
Diluted earnings per common share - Non-Voting	$0.25	($0.88)

Participating securities are restricted stock awards since they participate in common stock dividends. Stock options for 45,000 and 112,500 shares of common stock and warrants totaling 211,667 and 211,667 were not considered in computing diluted earnings per common share for 2024 and 2023, because they were antidilutive.

Performance restricted shares of 51,100 that have already vested as a result of meeting performance conditions are included in computing basic earnings per common share for 2024. Performance restricted shares totaling 70,800 shares subject only to service-based vesting were not considered in computing diluted earnings per common share for 2024 because they were antidilutive. Performance restricted stock awards for 76,800 shares were not considered in computing diluted earnings per common share for 2024 as they are considered contingently issuable shares due to certain performance conditions not being met.

Note 18 – Segment Reporting

The Company is a bank holding company, whose principal activity is the ownership and management of its wholly-owned subsidiary, the Bank. As a community-oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these banking operations, which constitute the Company’s only operating segment for financial reporting purposes.

The Company’s chief operating decision maker is comprised of the executive leadership team. For the Company, the executive leadership team net interest income after provision and income (loss) before provision for income taxes to allocate resources for in the annual budget and forecasting process. The chief operating decision maker considers budget-to-actual variances on a monthly basis for profit measures when making decisions about allocating capital and personnel to the operating segment. For the Bank, the executive leadership team uses net-interest income and non-interest income to allocate resources (including employees, financial, or capital resources) to that segment in the annual budget and forecasting process and uses that measure as a basis for evaluating lending terms for customer loans.

The following tables present information about reported segment revenue, measures of a segment’s profit or loss, and significant segment expenses for the years ended December 31, 2024, and December 31, 2023. The Company does not allocate all holding company expenses, income taxes, or unusual items to the reportable segment.

The following tables present the reconciliations of reportable segment revenues and measures of profit or loss and line-item reconciliation to the Company’s consolidated financial statement totals.

		Unallocated Holding Company	Eliminations	Total
For the year ended December 31, 2024	Bank	Amounts
Interest and dividend income:
Interest and fees on loans	$44,013	$—	$—	$44,013
Interest on securities	2,164	—	—	2,164
Interest on other interest-earning assets	4,608	—	—	4,608
Interest on ESOP Loan	—	130	(130)	—
Total interest income	50,785	130	(130)	50,785

Interest expense:
Interest on deposits	19,016	—	—	19,016
Interest on borrowings	1,119	1,352	—	2,471
Interest on ESOP Loan	130	—	(130)	—
Total interest expense	20,265	1,352	(130)	21,487

Net interest income	30,520	(1,222)	—	29,298

Provision for credit losses	3,825	—	—	3,825

Net interest income after provision for credit losses	26,696	(1,222)	—	25,473

Noninterest income:
Service charges on deposit accounts	545	—	—	545
Bank owned life insurance	370	—	—	370
Gain on sale of loans, net	28	—	—	28
Loss on sale of other real estate owned	(432)	—	—	(432)
Preliminary bargain purchase gain on the merger (Note 2)	—	5,018	—	5,018
Other income	29	—	—	29
Income from subsidiary	—	(480)	480	—
Total noninterest income	540	4,538	480	5,558

Noninterest expense:
Salaries and employee benefits	12,939	—	—	12,939
Occupancy	2,520	—	—	2,520
Data processing	3,934	—	—	3,934
FDIC and other insurance expense	586	—	—	586
Professional Fees	1,225	636	—	1,861
Merger Costs	1,929	1,834	—	3,763
Advertising	302	—	—	302
Core Deposit Intangible Amortization	1,341	—	—	1,341
Other expenses	3,167	3	—	3,170
Total noninterest expense	27,943	2,473	—	30,416

(Loss) income before provision for income taxes	(707)	843	480	615
(Benefit from) provision for income taxes	(227)	(846)	—	(1,074)
Net (loss) income	$(480)	1,689	480	1,689
120

		Unallocated Holding Company	Eliminations	Total
For the year ended December 31, 2023	Bank	Amounts
Interest and dividend income:
Interest and fees on loans	$25,779	$—	$—	$25,779
Interest on securities	1,611	—	—	1,611
Interest on other interest-earning assets	734	—	—	734
Interest on ESOP Loan	—	117	(117)	—
Total interest income	28,124	117	(117)	28,124

Interest expense:
Interest on deposits	11,139	—	—	11,139
Interest on borrowings	756	1,054	—	1,810
Interest on ESOP Loan	117	—	(117)	—
Total interest expense	12,012	1,054	(117)	12,949

Net interest income	16,112	(937)	—	15,175

Provision for credit losses	4,223	—	—	4,223

Net interest income after provision for credit losses	11,889	(937)	—	10,952

Noninterest income:
Service charges on deposit accounts	463	—	—	463
Bank owned life insurance	248	—	—	248
Gain on sale of loans, net	32	—	—	32
Other income	(13)	—	—	(13)
Income from subsidiary	—	(1,709)	1,709	—
Total noninterest income	730	(1,709)	1,709	730

Noninterest expense:
Salaries and employee benefits	6,124	—	—	6,124
Occupancy	1,148	—	—	1,148
Data processing	2,665	—	—	2,665
FDIC and other insurance expense	348	—	—	348
Professional Fees	658	84	—	742
Merger Costs	2,196	814	—	3,010
Advertising	46	—	—	46
Other expenses	1,327	127	—	1,454
Total noninterest expense	14,512	1,025	—	15,537

(Loss) income before provision for income taxes	(1,893)	(3,671)	1,709	(3,855)
(Benefit from) provision for income taxes	(119)	(334)	—	(453)
Net (loss) income	$(1,774)	$(3,337)	$1,709	$(3,402)

Note 19 – Private Placement of Common and Preferred Stock

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

Note 20 – Bancorp 34, Inc. (Parent Company Only) Financial Information

Condensed financial statements of Bancorp 34, Inc. follow (dollars in thousands):

	December 31,
Balance Sheet	2024	2023

Assets
Cash and cash equivalents	$4,415	$19,184
Investment in subsidiary bank	105,171	63,102
ESOP note receivable	1,508	1,531
Other Investments	1,196	809
Prepaid and other assets	2,050	1,248

Total assets	$114,340	$85,874

Liabilities and stockholders’ equity
Subordinated debt, net of issuance costs	$23,149	$24,595
Subordinated debentures, trust preferred securities	4,203	—
Accounts payable and other liabilities	473	558
Stockholders’ equity	86,515	60,721

Total liabilities and stockholders’ equity	$114,340	$85,874

	Year Ended December 31,
Statement of Income (Loss)	2024	2023

Interest income	$130	$117
Interest expense	(1,352)	(1,054)
Equity in (loss) income of subsidiary bank	(480)	(1,680)
Bargain purchase gain	5,018	—
Merger expense	(1,834)	(814)
Net asset value adjustment, other investments	(36)	(100)
Other expenses	(606)	(211)
Benefit for income taxes	846	340

Net income (loss)	$1,689	$(3,402)

	Year Ended December 31,
Statement of Cash Flows	2024	2023
Operating activities
Net income (loss)	$1,689	$(3,402)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization of subordinated debt issuance costs	54	64
Fair value amortization of CBOA TRUPs	60	—
Bargain purchase gain from CBOA Financial, Inc. merger	(5,018)	—
Equity in loss (income) of subsidiary bank	480	1,680
Changes in prepaid and other assets	(239)	(354)
Changes in accrued interest and other liabilities	(111)	(348)

Net cash used in operating activities	(3,085)	(2,360)

Investing activities
Principal collections on ESOP note receivable	23	27
CBOA merger cash acquired	25	—
Other investment contributions	(232)	(494)
Capital contribution to bank subsidiary	(10,000)	(10,000)

Net cash used in investing activities	(10,184)	(10,467)

Financing activities
Retirement of subordinated debt acquired in CBOA merger	(1,500)	—
Repurchase of common stock	—	(210)
Issuance of common stock, net	—	10,866
Issuance of preferred stock, net	—	4,176
Cash dividends paid	—	(656)

Net cash (used in) provided by financing activities	(1,500)	14,176

Net change in cash and cash equivalents	(14,769)	1,349
Beginning cash and cash equivalents	19,184	17,835

Ending cash and cash equivalents	$4,415	$19,184

Note 21 – Real Estate Owned

Real estate owned activity was as follows (dollars in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Beginning balance	$3,000	$—
Foreclosures and additions	—	3,000
Loss on sale	(432)	—
Sales	(2,568)	—

Ending balance	$—	$3,000

As of September 30, 2023, the Bank experienced a deterioration of one large out of market commercial real estate loan which resulted in this loan becoming nonperforming. As of December 31, 2023, a $3.3 million loss was reflected in the Bank’s operating results, and the remaining $3 million balance was transferred to other real estate owned. During the year ended December 31, 2024, the note associated with this loan was sold for $2.6 million and a $0.4 million pre-tax loss was reflected in the Bank’s operating results.

At both December 31, 2024, and 2023, the balance of real estate owned includes no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2024, and 2023, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $0 and $0, respectively.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The Bancorp 34 board of directors is divided into three classes approximately equal in number, serving staggered three-year terms. As a result, the terms of only approximately one-third of Bancorp 34’s board members expire at each annual meeting. The term of Bancorp 34’s Class II directors will expire at the 2025 annual meeting, the term of its Class III directors will expire at the 2026 annual meeting and the term of its Class I directors will expire at the 2027 annual meeting.

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

Name	Age	Served as Director Since
Class I (term expires 2027)
Randal L. Rabon	68	2007
Robert Decker	63	2024

Class II (term expires 2025)
Ciaran McMullan	56	2024
Bill Assenmacher	73	2024
Spencer T. Cohn	37	2023

Class III (term expires 2026)
Elaine E. Ralls	76	2014
Chris Webster	72	2024
Kevin Ahern	62	2023

Biographical Information for Directors

Ciaran McMullan has held multiple CEO roles in the U.S. community and regional banking sector and has extensive international experience at multi-national banking organizations, financial technology companies and advisory firms. He currently serves as the Chairman and Chief Executive Officer of Bancorp 34 and Southwest Heritage Bank in Arizona and is also a Director of Blue Ridge Bancshares and Blue Ridge Bank in Virginia. Previous bank leadership roles include President and Chief Executive Officer of Suncrest Bank in California, Chief Executive Officer of National Australia Bank’s U.S. regional bank in Illinois, and Chairman of the Great Western Bancorporation in South Dakota.

Randal L. Rabon has served as a director since 2007 and is a lifelong resident of Alamogordo where he co-owns and operates several businesses. His primary interests include C&R Ventures; The Heritage Group (developer of Mesa Village and Cielo Vista Ranch subdivisions); and the Mesa Verde Ranch. Mr. Rabon’s deep economic roots in the community and experience dealing with regulatory matters associated with banking and government contracts are highly beneficial in bringing perspective to corporate governance matters.

Robert Decker is a CPA, since 1987, and a graduate from the University of Arizona with a Bachelor of Science degree in Management Information Systems and Accounting. Robert decided at age 10 he wanted to be a Certified Public Accountant. After two years with Deloitte & Touche as an auditor, Robert left to join the firm of Dave Braun & Associates; eventually becoming a partner in the firm. Following eight successful years with Braun & Decker & Associates, he opened his own accounting firm in October of 1995. Robert has since grown a very successful accounting practice dealing in tax and accounting expertise for corporations, partnerships, and non-profit organizations. Robert attributes a portion of his success in business to the fact he attended Dale Carnegie Institute where he received the Special Achievement and Reporting Award and later returned as a Graduate Assistant. Robert is active in several community and professional organizations in Tucson and since February 2016, serves as a Board of Director of Southwest Heritage Bank (formed through the CBOA Merger). Robert and his wife of 40 years, Stacia, have two children and two granddaughters.

William Assenmacher is formally the CEO of CAID Industries, Inc., Southern Arizona’s largest industrial metal fabricators specializing in engineered metal products and founded in 1947. William earned his Bachelor of Science degree in mechanical engineering, with emphasis in business and management, from the University of Arizona in 1974. He is very involved with civic and business organizations, including: chairman of the board for AMIGOS; Centurions board member; Minuteman committee member; Southern Arizona Business Coalition founder and president; Southern Arizona Leadership Council; Tri-State Sheet Metal Workers Pension Plan trustee; Tucson Airport Authority; and a past board member of the Tucson Chamber of Commerce. William was recently inducted into the University of Arizona, College of Engineering, Hall of Fame. He has a leadership role in INanoBio, a Bio Tech company working on early detection of cancer through blood testing.

Spencer T. Cohn has worked for a private equity fund, Castle Creek® since 2014. He sits on the board of directors at several bank portfolio companies. Prior to joining the firm, Mr. Cohn worked at Keefe, Bruyette & Woods, Inc. as an Investment Banking Associate in the Financial Institutions Group. At KBW, he concentrated on mergers and acquisitions including bankruptcy structures, recapitalizations and restructurings, and capital markets transactions. Mr. Cohn is a Director of the Cystic Fibrosis Foundation and serves as Co-Chair of the Cystic Fibrosis Foundation’s Tomorrow’s Leaders program (San Diego Chapter). In addition to his charitable involvement, Mr. Cohn is a Senior Mentor and Resume Reviewer for Wall Street Oasis. Mr. Cohn holds dual Bachelor of Science degrees in Finance and Accountancy from The University of Illinois at Urbana-Champaign and is both a graduate and Capstone Advisor of the ABA Stonier Graduate School of Banking at The Wharton School at the University of Pennsylvania.

Elaine E. Ralls, Ph.D. has served as a director since 2014 following the Bank’s acquisition of Bank 1440, where she was an organizer and Vice Chair of the Board. For Bank 34 she served as Vice Chair of Bank 34’s governing board, Chair of the Audit Committee, and board liaison for Bank 34’s Advisory Board until the merger with Commerce Bank of Arizona, in March 2024 and the formation of the Bank. For the Bank she currently serves as a Director and Chair of the Audit Committee. Ms. Ralls is on the Board of Directors of the Pacific Southwest Better Business Bureau, is a founding partner of Commit Agency, and the Women President’s Organization in the Southwest. She is an active member of the Women Presidents Organization, Central Christian Church, and the Sun Lakes Rotary Club. Previously, she has served in leadership with Women on Boards 2020, as a director for the Arizona Foundation for Women and The Boys and Girls Clubs of the Valley, as an active member of Vistage International, as an adjunct professor in the Colangelo College of Business at Grand Canyon University, and on the Steering Committee for Women in Leadership for the Chandler Chamber of Commerce. Ms. Ralls’ One Big Life personal brand has been featured in “Think and Grow Rich for Women” by Sharon Lechter, as well as “Discover Your Inner Strength,” which she co-authored with Ken Blanchard, Stephen Covey, and Brian Tracy. Ms. Ralls has earned a BS from Ithaca College, an MBA from Arizona State University and a Ph.D. from Nova Southeastern University’s Wayne Huizenga’s College of Business and Entrepreneurship. She has built and transitioned multiple businesses in Arizona, spanning many industries, including healthcare, education, and banking, and has been dubbed a serial entrepreneur by Biz AZ magazine. Her experience with numerous company mergers and associated integration of companies and cultures provides us with a strong resource for guidance pertaining to our business expansion via strategic alliances and acquisitions.

Kevin Ahern has 40 years of experience as an executive, entrepreneur, and operator in the financial services industry including commercial banking, private equity, institutional investment management, alternative investments, insurance, investment banking, and mergers and acquisitions. Mr. Ahern is currently a co-founder and Managing Partner of Brush Creek Partners, a private opportunistic investment vehicle focused on making investments in operating companies in the specialty finance, banking and financial services, media, and business and consumer services sectors. He is also a Senior Advisor at Castle Creek Capital, an alternative asset management firm that focuses on the community banking industry.

Mr. Ahern currently serves as Chairman of the Board of InBankshares, Corp and InBank, the Bank of Idaho Holding Company, Horizon Bancorp, and GXIII, a New York-based digital audio company. He is also Chairman of Investment Trust Company, a Colorado-based independent trust company.

Mr. Ahern is the former Founder, Chairman, and CEO of CIC Bancshares, a bank holding company that was formed in 2009. Following CIC’s sale to Heartland Financial USA in 2016, Mr. Ahern remained as Executive Chairman of Centennial Bank and as Chairman of the Board of Citywide Banks, a Colorado-chartered community bank and Heartland Financial member bank through 2019.

Chris Webster was appointed as the President of the Bank. Prior to the merger, Mr. Webster was President and CEO of Commerce Bank of Arizona. Before joining Commerce Bank in 2014, he was President and a founding member of First Scottsdale Bank, N.A., a position for which he held from 2010 to 2013. Mr. Webster was also formerly with BBVA/Compass Bank, where he managed the middle-market Commercial Banking Group and later became EVP/Manager of the Large Corporate Banking Group. Mr. Webster previously held various leadership roles with The FINOVA Group, formerly a Phoenix headquartered middle-market commercial finance company.

Biographical Information for Executive Officers

Our executive officers are:

Name	Age	Position
Ciaran McMullan	56	Chief Executive Officer of Bancorp 34 and the Bank

Chris Webster	72	President of the Bank

Paul Tees	55	Chief Credit Officer of the Bank

Because Mr. McMullan and Mr. Webster also serve on our board of directors, we have provided biographical information for them above. Biographical information for Mr. Tees is provided below:

Paul Tees currently serves as Executive Vice President and Chief Credit Officer of the Bank, a position he has held since 2024. Mr. Tees previously served as Chief Credit Officer of Commerce Bank of Arizona (CBAZ) prior to its merger with Bank 34. He has over 30 years of experience in the commercial finance and banking industries in Arizona having worked at BMO Private Bank, National Bank of Arizona, U.S. Bank, and BBVA Compass during his career. He has held positions in credit administration, commercial real estate lending, commercial lending, and wealth management. Prior to joining Commerce Bank of Arizona in 2019, Tees was the CFO of Kiernan Family Holdings, where he was responsible for negotiating and structuring debt facilities for a $400MM real estate portfolio. He holds a Bachelor of Science degree in finance and a Master of Business Administration (MBA) from the W.P. Carey School of Business at Arizona State University.

Code of Ethics

Bancorp 34’s Board of Directors approved and adopted a Code of Ethics applicable to all of our directors, executive officers and employees. The full text of the Code of Ethics is attached hereto as Exhibit 14.1 and is incorporated herein by reference.

Item 11. Executive Compensation

Compensation of Executive Officers

In this Annual Report on Form 10-K, we refer to the individuals who served as our principal executive officer and our two other most highly compensated executive officers, as the “named executive officers.” Our named executive officers as of December 31, 2024, were:

•	Ciaran McMullan, Chief Executive Officer of Bancorp 34 and the Bank;
•	Chris Webster, President of the Bank; and
•	Paul Tees, Executive Vice President and Chief Credit Officer of the Bank.
127

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid to our named executive officers for all services rendered in all capacities to us and our subsidiaries for the fiscal year ended December 31, 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Change In Control Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Ciaran McMullan,	2024	262,500	—	2,066,750	—	7,172	2,336,422
Chief Executive Officer

Chris Webster,	2024	225,225	—	755,840	243,115	15,637	1,239,817
President

Paul Tees,	2024	202,703	—	474,762	197,347	17,834	892,646
EVP and Chief Credit Officer

(1)	See discussion under “Annual Bonus Payment” below.
(2)	The amounts shown in this column reflect the aggregate grant date fair value of the restricted stock unit awards computed in accordance with FASB ASC Topic 718. For the year ended December 31, 2024, the amounts shown are not an indication of actual compensation received but rather the maximum potential compensation (based on the grant date fair value of the restricted stock awards) if all performance and service requirements are met over the entire ten-year vesting period. For further information regarding the aggregate grant date fair value of the restricted stock awards, see Note 14 our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(3)	The amounts indicated were the change in control compensation earned by Mr. Webster and Mr. Tees in conjunction with the CBOA Merger completed in March 2024. For more information on the merger, see Note 2 Business Combinations in this Annual Report on Form 10-K.
(4)	The amounts set forth in this column include the following:

	Mr. McMullan ($)	Mr. Webster ($)	Mr. Tees ($)
401k match	7,172	7,762	8,159
Car Allowance	—	7,200	9,000
Cell phone	—	675	675
Total	7,172	15,637	17,834

Narrative to Summary Compensation Table

Employment Agreements with Named Executive Officers

We currently have employment agreements with each of our named executive officers. We have included below descriptions of the current employment agreements for each of these officers.

Employment Agreement with Ciaran McMullan

The Bank has entered into an employment agreement (the “employment agreement”) with Mr. McMullan. Mr. McMullan has agreed to serve as the Chief Executive Officer of the Bank and Bancorp 34 for a two-year term, beginning on April 1, 2024, and ending on April 1, 2026, may be extended for additional one-year periods upon each anniversary of the agreement unless either Mr. McMullan or the Bank gives 30 days’ prior notice of his or its intent not to renew the agreement. Mr. McMullan’s initial base salary will be $350,000. In addition to his base salary, Mr. McMullan will be entitled to receive cash bonuses equaling up to 40% of his annual base salary if Mr. McMullan achieves certain performance levels established from time to time by the board of directors or its authorized designee. The employment agreement also provides for three annual grants of equity incentive awards equal to 110,000, 39,000 and 26,000 shares of the Company’s common stock. After such time Mr. McMullan would continue to be eligible for additional grants of equity or equity-based incentive compensation.

The employment agreement provides that Mr. McMullan will be reimbursed for reasonable and necessary travel, mobile cellular and data plans, and other business expenses up to a maximum of $24,000 per year. Mr. McMullan will participate in the Bank’s retirement, welfare, health, and other benefit programs. Mr. McMullan will be prohibited from disclosing our trade secrets or confidential information.

The employment agreement provides that, if the Bank terminates Mr. McMullan’s employment without cause or Mr. McMullan terminates his employment for good reason at any time outside the 12 months following the occurrence a change in control (a “change in control period”), the Bank will, subject to Mr. McMullan’s execution and non-revocation of a release, pay Mr. McMullan an amount equal to 100% of his then-current base salary in 12 equal monthly installments, plus any vested unpaid bonus earned or accrued through the date of termination.

In addition, if the Bank terminates Mr. McMullan without cause or Mr. McMullan terminates his employment for good reason during a change in control period, Mr. McMullan will, subject to his execution and non-revocation of a release, be entitled to severance equal to the sum of his then-current base salary plus the average of his last two years’ cash bonuses multiplied by two, plus any vested and bonuses awarded for previous years which have not been paid. While we believe that the amounts that could be paid to Mr. McMullan upon termination are reasonable compensation for services, if the Bank’s independent accounting firm or independent tax counsel were to determine that payments to Mr. McMullan would constitute “excess parachute payments,” the payments to Mr. McMullan would be either delivered in full or reduced such that no portion would be subject to any additional tax liability applicable to Mr. McMullan as a result of such payments, whichever results in the greatest amount of benefits to Mr. McMullan, as determined by the Bank’s independent accounting firm or independent tax counsel. Please see “Potential Payments Upon Termination or Change in Control.”

Finally, during his employment and for a period of 12 months thereafter (other than when his employment has been terminated during a change in control period), Mr. McMullan may not, subject to limited exceptions, compete with the Company or the Bank by forming, serving as an organizer, director, or officer of, or consultant to, or acquiring or maintaining more than a 2% passive investment in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches within our territory. In addition, during his employment and for a period of 12 months thereafter, Mr. McMullan may not, (i) subject to limited exceptions, solicit the Bank’s customers for a competing business, or (ii) solicit the Bank’s employees for a competing business.

Employment Agreement with Chris Webster

The Bank has entered into an employment agreement (the “Webster employment agreement”) with Mr. Webster. Mr. Webster has agreed to serve as the President of the Bank for a term beginning May 1, 2024, and ending April 30, 2025, that may be extended for additional one-year periods upon each anniversary of the agreement. Mr. Webster’s initial base salary will be $275,000. In addition to his base salary, Mr. Webster will be entitled to receive cash bonuses equaling up to 40% of his annual base salary if Mr. Webster achieves certain performance levels established from time to time by the board of directors or its authorized designee.

The Webster employment agreement provides that Mr. Webster will be reimbursed for reasonable and necessary travel, mobile cellular and data plans, and other business expenses. Mr. Webster will participate in the Bank’s retirement, welfare, health, and other benefit programs. Mr. Webster will be prohibited from disclosing our trade secrets or confidential information.

The Webster employment agreement provides that, if the Bank terminates the executive’s employment without cause prior to a change in control or more than 12 months following a change in control, we will pay Mr. Webster on the first day of the month following the date of termination, and thereafter on the first day of the month for the next 11 months, compensation in an amount equal to 100% of his then current monthly base salary, plus any bonus earned or accrued through the date of termination.

We may terminate Mr. Webster’s employment with or without cause, and Mr. Webster may terminate his employment with or without good reason. Mr. Webster is eligible for certain severance benefits upon termination, as described below under “Potential Payments Upon Termination or Change in Control.” If within 12 months following a change in control the Bank terminates Mr. Webster without cause or Mr. Webster terminates his employment for good reason, Mr. Webster will be entitled to severance equal to the sum of Mr. Webster’s then current base salary plus the average of his last two years’ bonuses multiplied by two, plus any bonuses awarded for previous years but which have not been paid.

Finally, during his employment and for a period of 12 months thereafter (other than a termination within one year following a change in control), Mr. Webster may not, subject to limited exceptions, (i) compete with us by forming, serving as an organizer, director, or officer of, or consultant to, or acquiring or maintaining more than a 1% passive investment in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches within our territory, (ii) solicit our customers for a competing business, or (iii) solicit our employees for a competing business.

Employment Agreement with Paul Tees

The Bank has entered into an employment agreement (the “Tees employment agreement”) with Mr. Tees. Mr. Tees has agreed to serve as the Executive Vice President and Chief Credit Officer of the Bank for a term beginning May 1, 2024, and ending April 30, 2025, that may be extended for additional one-year periods upon each anniversary of the agreement. Mr. Tees’ initial base salary will be $247,500. In addition to his base salary, Mr. Tees will be entitled to receive cash bonuses equaling up to 40% of his annual base salary if Mr. Tees achieves certain performance levels established from time to time by the board of directors or its authorized designee.

The Tees employment agreement provides that Mr. Tees will be reimbursed for reasonable and necessary travel, mobile cellular and data plans, and other business expenses. Mr. Tees will participate in the Bank’s retirement, welfare, health, and other benefit programs. Mr. Tees will be prohibited from disclosing our trade secrets or confidential information.

The Tees employment agreement provides that, if the Bank terminates the executive’s employment without cause prior to a change in control or more than 12 months following a change in control, we will pay Mr. Tees on the first day of the month following the date of termination, and thereafter on the first day of the month for the next 11 months, compensation in an amount equal to 100% of his then current monthly base salary, plus any bonus earned or accrued through the date of termination.

We may terminate Mr. Tees’ employment with or without cause, and Mr. Tees may terminate his employment with or without good reason. Mr. Tees is eligible for certain severance benefits upon termination, as described below under “Potential Payments Upon Termination or Change in Control.” If within 12 months following a change in control the Bank terminates Mr. Tees without cause or Mr. Tees terminates his employment for good reason, Mr. Tees will be entitled to severance equal to the sum of Mr. Tees’ then current base salary plus the average of his last two years’ bonuses, plus any bonuses awarded for previous years but which have not been paid.

Finally, during his employment and for a period of 12 months thereafter (other than a termination within one year following a change in control), Mr. Tees may not, subject to limited exceptions, (i) compete with us by forming, serving as an organizer, director, or officer of, or consultant to, or acquiring or maintaining more than a 2% passive investment in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches within our territory, (ii) solicit our customers for a competing business, or (iii) solicit our employees for a competing business.

Annual Bonus Payments

Annual bonus compensation is an integral component of our total compensation program that links executive decision-making and performance with our annual strategic objectives. Our named executive officers were eligible for bonus payments based on 2024 performance.

In 2024, the board of directors established a specific set of corporate metrics or measures to determine annual bonuses for our named executive officers. The short term incentive program had a target bonus of 40% of the executive’s base salary and were subject to the following performance measures measured from the second quarter of 2024 to the fourth quarter of 2024:

•	Consolidated pre-tax return on average assets;
•	Tangible book value per share growth;
•	Efficiency ratio (bank level);
•	Core deposit growth;
•	New loan growth (fundings and commitments);

In addition to these performance measures, two triggers relating to asset quality and regulatory standing are required to be met prior to payment of the bonuses.

In 2024, based on their performance, Mr. McMullan received an annual bonus equal to 26% of his base salary, Mr. Webster received an annual bonus equal to 31% of his base salary, and Mr. Tees received an annual bonus equal to 31% of his base salary.  The bonuses were paid in the first quarter of 2025.

2017 Equity Incentive Plan

The Bancorp 34, Inc. 2017 Equity Incentive Plan, which we refer to as the “2017 Equity Plan,” was adopted by the Bancorp 34 board of directors and approved by our stockholders on November 17, 2017. The 2017 Equity Plan was terminated in connection with the adoption of the 2024 Equity Incentive Plan, described below.

2022 Equity Incentive Plan

The Bancorp 34, Inc. 2022 Equity Incentive Plan, which we refer to as the “2022 Equity Plan,” was adopted by the Bancorp 34 board of directors and approved by our stockholders on May 25, 2022. The 2022 Equity Plan was terminated in connection with the adoption of the 2024 Equity Incentive Plan, described below.

2024 Equity Incentive Plan

The Bancorp 34, Inc. 2024 Equity Incentive Plan, which we refer to as the “2024 Equity Plan,” was adopted by the Bancorp 34 board of directors and approved by our stockholders on November 14, 2024. The 2024 Equity Plan remains effective as long as any awards are existing under the plan, provided that no awards may be granted under the plan after the ten-year anniversary date of the of plan. The Equity Plan was designed to enable us to attract, retain and reward individuals who contribute to the further success and to further align the participant’s interest with those of the company’s stockholders.

Shares Subject to the Equity Plan. The shares issuable under the 2024 Equity Plan are 525,000 shares of Bancorp 34 common stock that are authorized but unissued or reacquired common stock. The board of directors of Bancorp 34 acting as Administrator (as defined in the plan) must equitably adjust awards and the shares available under the 2024 Equity Plan in the event of certain corporate restructurings and corporate events, such as recapitalization, reorganization, stock split, or stock dividend.

Types of Awards and Eligibility. There are multiple types of awards that may be made under the 2024 Equity Plan including options (both incentive stock options (“ISOs”) and non-statutory stock options (“NSSOs”), restricted stock awards, restricted stock units (“RSUs”), performance stock awards, stock appreciation rights (“SARs”), other equity-based awards and performance bonuses. Awards are memorialized in an award agreement and are subject to the conditions, restrictions and contingencies specified by the board of directors in such an agreement (and the 2024 Equity Plan). The board of directors of Bancorp 34, in its capacity as Administrator, in its sole discretion, will determine who receives awards under the 2024 Equity Plan. Except for incentive stock options, awards under the 2024 Equity Plan may be granted to employees of Bancorp 34 and its affiliates, nonemployee directors of Bancorp 34 and consultants who provide bona fide services for Bancorp 34 or an affiliate as a consultant or advisor and who are not employees or non-employee directors. Incentive stock options may be granted only to employees of Bancorp 34 or its affiliates.

Stock Options. Options can be issued as ISOs or NSSOs. ISOs are options to purchase our common stock that receive tax benefits under Section 422 of the Code. NSSOs are options to purchase our common stock that do not meet those requirements. As a general rule, the exercise price of each option must be at least 100% (or, in the case of an ISO granted to a 10% or more stockholder, 110%) of the fair market value of a share on the date of grant. A higher or lower exercise price may be permissible in connection with a merger or other corporate transaction if it would not violate Section 409A of the Code. The maximum term of any option is ten years from the date of grant (or five years, for ISOs granted to a 10% or more stockholder).

Unless otherwise provided in an option award agreement, all of a participant’s outstanding options (whether or not vested) will immediately terminate and cease to be exercisable if an executive engages in a “detrimental activity” under the Plan. For purposes of the Plan, “detrimental activity” means any conduct or act determined to be materially injurious, detrimental or prejudicial to the reputation or financial position of the Company or any of its affiliates, as determined by the Administrator.

Restricted Stock. A restricted stock award can be issued as a restricted stock award or restricted stock unit. A restricted stock award and a restricted stock unit is a grant of shares subject to restrictions specified by the Administrator that generally lapse upon vesting.

Restricted Stock Awards. Unless otherwise provided in the award agreement, a participant of a restricted stock award has stockholder rights, such as voting and dividend rights, provided that dividends payable with respect to restricted stock awards will be subject to the same vesting conditions appliable to the restricted stock award and will be paid when any vesting conditions lapse.

Restricted Stock Units. Unless otherwise provided in the award agreement, a participant of a RSU has no stockholder rights, such as voting or dividend rights, until vesting of the restricted stock.

Performance Awards. A performance award means an award that vests in whole or in part upon the achievement of one or more specified performance measures as determined by the Administrator. Performance measures may be based on our performance as a whole or on any one or more of our subsidiaries, or our or our subsidiary’s business units, may provide that partial achievement of performance measures may result in the partial payment or vesting of the award or that the achievement of a performance measure may be measured over more than one period in a fiscal year. The number of performance shares earned by the participant depends on the extent to which the performance goals are attained as determined by the Administrator.

Stock Appreciation Rights. SARs are linked to the success of Bancorp 34’s stock during a predetermined period. The participant can receive proceeds from the stock price increases without having to buy stock. No SAR will have a term in excess of ten years measured from the date of grant of such SAR.

Other Stock-Based Awards. Other stock-based incentives valued in whole or in part by reference to, or otherwise based on, shares (such as restricted stock units) may be granted under the Equity Plan, with such restrictions and other conditions as the board determines.

Administration. The 2024 Equity Plan is administered by the Company’s board of directors or one of its committees. The board of directors may, in its discretion, in its capacity as the Administrator, (i) exercise all of the powers granted to it under the under the 2024 Equity Plan; (ii) determine the fair market value of Bank common stock pursuant to the terms of the 2024 Equity Plan; (iii) select the service providers to whom awards may be granted under the 2024 Equity Plan; (iv) determine whether and to what extent awards are granted under the 2024 Equity Plan; (v) determine the number of shares of Bank common stock that pertain to each award; (vi) approve the terms of option agreements, stock award agreements and SAR agreements; (vii) determine the terms and conditions, not inconsistent with the terms of the 2024 Equity Plan, of any award, including the exercise price and the status of an option (non-statutory stock option or incentive stock option), the time or times when awards may be exercised, and any restriction or limitation regarding any award or the shares of Company common stock relating thereto, based in each case on such factors as the Administrator may determine; (viii) determine the method of payment of the exercise price; (ix) delegate to others responsibilities to assist in administering the 2024 Equity Plan; (x) construe and interpret the terms of the 2024 Equity Plan, option agreements, stock award agreements, SAR agreements and any other documents related to awards granted under the 2024 Equity Plan; (xi) interpret and administer the terms of the 2024 Equity Plan to comply with tax law or any other applicable law and to cause any award that is intended to be exempt from Code Section 409A to continue to be so exempt; and (xii) adopt, alter and repeal such administrative rules, guidelines and practices governing the operation of the 2024 Equity Plans it will from time to time deem advisable.

Recapitalization and Vesting Events. The 2024 Equity Plan provides that in the event of certain corporate events or changes affecting Bancorp 34’s common stock, the number of shares of common stock that pertain to each outstanding award, and the exercise price of each option and the maximum number of shares subject to all awards under the 2024 Equity Plan will be adjusted to reflect the event. In the event of: (i) a change in control; or (ii) to the extent determined by the administrator in the applicable award agreement a participant’s death or disability, a participant’s unvested awards under the 2024 Equity Plan will automatically vest, become exercisable or be deemed fully earned, as applicable.

Amendment & Termination. Bancorp 34’s board of directors may amend, suspend, terminate or discontinue the 2024 Equity Plan at any time, provided that no amendment, alteration, suspension or discontinuation will be made which would impair the rights of any participant under any grant previously made under the Plan without that participant’s consent. In addition, to the extent necessary and desirable to comply with Code Section 422 (or other applicable law or regulation), Bancorp 34 will obtain stockholder approval of any amendment to the 2024 Equity Plan in such a manner and to such a degree as required. The Administrator may generally amend, alter, suspend, discontinue or terminate any award and any award agreement; provided that, without the consent of an affected participant, no such action by the administrator may impair the rights of any participant with respect to the award.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table provides a summary of equity awards outstanding as of December 31, 2024, for the named executive officers.

	Stock Awards
Name	Grant Date	Number of shares or units of stock that have not vested (#)(1)	Market value of shares of units of stock that have not vested ($000s)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)
Ciaran McMullan	12/23/2024	82,500	974	65,000
Chris Webster	12/23/2024	30,000	354	24,000
Paul Tees	12/23/2024	15,300	181	19,800

(1)	Represents restricted stock unit grants that are earned upon the achievement of specified tangible book value per share and return on average assets targets and, once earned, vest in three equal annual installments.
132

Potential Payments Upon Termination or Change in Control

Employment Agreements

Employment Agreement with Ciaran McMullan

Mr. McMullan’s employment agreement provides for certain change in control benefits to Mr. McMullan. If, within 12 months following a change in control the Bank terminates Mr. McMullan without cause or Mr. McMullan terminates his employment for good reason, Mr. McMullan will be entitled to severance equal to the sum of Mr. McMullan’s current annual base salary and the average of the cash bonuses received over the last two years, multiplied by two. In addition to the payment, we will also pay Mr. McMullan any vested and earned bonuses from previous years that have not yet been paid. While we believe the amounts to be paid to Mr. McMullan upon termination are reasonable compensation for services under the applicable provisions of the Internal Revenue Code, if the Bank’s independent accounting firm or independent tax counsel determine that payments to the executive would constitute “excess parachute payments,” the payments to Mr. McMullan will be either delivered in full or reduced such that no portion would be subject to any additional tax liability applicable to the executive as a result of such payments, whichever results in the greatest amount of benefits to Mr. McMullan, as determined by the Bank’s independent accounting firm or independent tax counsel.

Employment Agreement with Chris Webster

Mr. Webster’s employment agreement provides for certain change in control benefits to Mr. Webster. If, within 12 months following a change in control the Bank terminates Mr. Webster without cause or Mr. Webster terminates his employment for good reason, Mr. Webster will be entitled to severance equal to cash compensation in a single lump sum payment in an amount equal to the sum of his then current annual base salary plus the average of his last two years’ bonuses, such amount multiplied by two, plus any bonus awarded for previous years but which were not yet paid. While we believe the amounts to be paid to Mr. Webster upon termination are reasonable compensation for services under the applicable provisions of the Internal Revenue Code, if the Bank’s independent accounting firm or independent tax counsel determine that payments to the executive would constitute “excess parachute payments,” the payments to the executive will be either delivered in full or reduced such that no portion would be subject to any additional tax liability applicable to the executive as a result of such payments, whichever results in the greatest amount of benefits to the executive, as determined by the Bank’s independent accounting firm or independent tax counsel.

Change in Control Agreement with Paul Tees

Mr. Tees’ employment agreement provides for certain change in control benefits to Mr. Tees. If, within 12 months following a change in control the Bank terminates Mr. Tees without cause or Mr. Tees terminates his employment for good reason, Mr. Tees will be entitled to severance equal to cash compensation in a single lump sum payment in an amount equal to the sum of his then current annual base salary plus the average of his last two years’ bonuses, plus any bonus awarded for previous years but which were not yet paid. While we believe the amounts to be paid to Mr. Tees upon termination are reasonable compensation for services under the applicable provisions of the Internal Revenue Code, if the Bank’s independent accounting firm or independent tax counsel determine that payments to the executive would constitute “excess parachute payments,” the payments to the executive will be either delivered in full or reduced such that no portion would be subject to any additional tax liability applicable to the executive as a result of such payments, whichever results in the greatest amount of benefits to the executive, as determined by the Bank’s independent accounting firm or independent tax counsel.

Equity Incentive Plans

Restricted Stock Units

Each restricted stock unit award granted to our named executive officers was granted under the 2024 Equity Plan. Under our restricted stock unit award agreements with our named executive officers, stock is earned upon the achievement of specified tangible book value per share and return on average assets targets and, once earned, vests in three equal annual installments. Under all awards, if there is a change in control, the grantee will become 100% vested in those restricted stock units that are still subject to a risk of forfeiture and that are outstanding on the date of the change in control.

Compensation of Directors for Fiscal Year 2024

We do not pay our “inside” employee-directors any additional compensation for their service as directors. For 2024, we provided the following annual compensation to our non-employee directors for their service as directors, which consists of a monthly cash retainer of $3,000.

The following table sets forth, for the fiscal year ended December 31, 2024, certain information regarding the compensation of each non-employee director of Bancorp 34.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)(1)	Nonqualified Deferred Compensation Earnings ($)	Total ($)
Bill Assenmacher (2)	27,000	—	—	—	—	—	—	27,000
Spencer T. Cohn	36,000	—	—	—	—	—	—	36,000
Elaine E. Ralls	36,000	—	—	—	—	—	—	36,000
Kevin W. Ahern	36,000	—	—	—	—	—	—	36,000
Randal L. Rabon	36,000	—	—	—	—	820	—	36,820
Robert Decker(2)	32,500	—	—	—	—	—	—	32,500

(1)	The amounts included in “All Other Compensation” include reportable amounts of Split Dollar Bank Owned Life Insurance policies owned by the bank.
(2)	Messrs. Assenmacher and Decker joined the board of directors in 2024 and their compensation is based on a partial year of service.

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

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The following table sets forth information about the beneficial ownership of Bancorp 34 common stock as of March 5, 2024:

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

	Amount of Voting Shares Owned	Right to Acquire(1)	Total Non- Voting Shares Held	Total (Voting)(2)		Percent of Class (Voting)	Percent of Class (Voting and Non- Voting)(3)
Directors and Named Executive Officers
Kevin W. Ahern(4)	321,428	32,143	—	353,571		4.87%	4.57%
William Assenmacher	202,071	—	—	202,071	(5)	2.78%	2.61%
Spencer T. Cohn(6)	380,580	108,242	701,849	488,242		9.90%	15.39%
Robert Decker	19,596	—	—	19,596	(7)	*	*
Ciaran McMullan	27,700	—	—	27,700	(8)	*	*
Randall L. Rabon	51,445	714	—	51,445	(9)	*	*
Elaine E. Ralls	29,566	300	—	29,566	(10)	*	*
Chris Webster	30,475	—	—	30,475	(11)	*	*
Paul Tees	15,125	—	—	8,986	(12)	*	*
All directors and executive officers as a group (9 persons)	1,077,986	141,399	701,849	1,219,385		16.78%	24.83%

5% Stockholders
Castle Creek Capital Partners VIII, L.P.(13)	380,580	108,242	701,849	488,242		9.90%	15.39%

*	Indicates ownership which does not exceed 1.0%.

(1)	The shares in this column represent warrants of Bancorp 34 that are currently exercisable or exercisable within 60 days of March 5, 2024.

(2)	Bancorp 34 has based its calculation of the percentage of beneficial ownership on 7,265,548 shares which represent all of Bancorp 34 voting common stock outstanding as of March 7, 2024, plus those shares of non-voting common stock and warrants held by the person or entity which are immediately convertible to voting common stock.

(3)	Bancorp 34 has based its calculation of the percentage of beneficial ownership on 7,737,397 share of its voting common stock, non-voting common stock, and warrants.

(4)	Mr. Ahern serves as the director designee for Brush Creek-B34, LLC. Mr. Ahern is a Managing Partner at BCP Manager, LLC, which is the general partner of Brush Creek Partners, LP, the sole owner of Brush Creek-34, LLC, which entity owns 321,428 shares of Bancorp 34 voting common stock and 32,143 warrants to purchase Bancorp 34 common stock. Mr. Ahern disclaims beneficial ownership of such shares held by Brush Creek-B34, LLC except to the extent of his pecuniary interest therein.

(5)	Represents 141,965 shares held individually by Mr. Assenmacher, 31,536 held by WRA Investments LLC, and 28,570 held in an IRA controlled by Mr. Assenmacher.

(6)	Mr. Cohn serves as the director designee for Castle Creek Partners VIII, L.P. Mr. Cohn is a director at Castle Creek Capital LLC which is the sole general partner of Castle Creek Partners VIII, L.P., which entity owns 380,580 shares of Bancorp 34 voting common stock, 701,849 shares of non-voting stock, and 108,242 warrants to purchase Bancorp 34 common stock. Mr. Cohn disclaims beneficial ownership of such shares held by Castle Creek Partners VIII, L.P., except to the extent of his pecuniary interest therein.

(7)	Represents 6,044 shares held by Mr. Decker individually, 6,044 shares held by the Robert Decker IRA, 6,257 shares held by the Stacia Decker IRA, and 1,251 held by the Decker Living Trust.

(8)	Represents 27,700 shares held by Mr. McMullan.

(9)	Represents 19,835 shares held by Mr. Rabon individually, 28,439 held jointly with his spouse, 3,171 shares held jointly with his spouse and grandchildren, and 714 warrants to purchase common stock.

(10)	Represents 29,566 shares held in Ms. Ralls living trust and 300 vested warrants to purchase common stock.

(11)	Represents 30,475 share held by Mr. Webster.

(12)	Represents 15,125 shares held by Mr. Tees.

(13)	The address of Castle Creek Capital Partners VIII, L.P. is 11682 EI Camino Real, ste 320, San Diego, CA 92130. Castle Creek Capital LLC is the sole general partner of Castle Creek Partners VIII, L.P. Spencer Cohn is the director of Castle Creek Partners VIII, L.P., and David Volk is the managing principal of Castle Creek Partners VIII, L.P. The effect of this ownership structure is that Mr. Cohn holds voting and investment control of Castle Creek Capital Partners VIII, L.P.’s shares of Bancorp 34, and in Mr. Cohn’s absence Mr. Volk holds voting and investment control of Castle Creek Capital Partners VIII, L.P.’s shares of Bancorp 34.
135

Equity Compensation Plan Information

The following table provides certain information with respect to all our equity compensation plans in effect as of December 31, 2024.

Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (c)
Equity compensation plans approved by security holders (1)	38,800	$11.41	178,800
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	38,800	$11.41	178,800

(1)	Column (a) consists of shares of our common stock issuable upon the exercise of 109,700 stock options issued under our 2017 Equity Incentive Plan. Column (c) consists of an aggregate of 178,800 shares reserved for future issuance under our 2024 Equity Incentive Plan, which was approved by our stockholders on November 14, 2024.

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

Arrangements with Castle Creek Fund VIII, L.P. and Brush Creek-B 34, LLC

Under a Securities Purchase Agreement entered into between Bancorp 34 and Castle Creek Capital Fund VIII, L.P. (“Castle Creek”) and a Securities Purchase Agreement entered into between Bancorp 34 and Brush Creek-B 34, LLC (“Brush Creek,” and collectively with Castle Creek, the “Funds”), the Funds purchased for aggregate cash consideration of $15.4 million from Castle Creek and $4.5 million from Brush Creek, in our private placements an aggregate of 702,008 shares of our voting common stock, 701,849 shares of non-voting common stock (in the case of Castle Creek only) and warrants to purchase 140,385 shares of our common stock. As a result, as of December 31, 2024 the Funds currently beneficially own 11.6% of our voting common stock (assuming the exercise of all immediately exercisable warrants to voting common stock and immediately convertible non-voting common stock to voting common stock), and 20.0% of our outstanding common stock (including both voting and non-voting common stock and assuming the exercise of all immediately exercisable warrants held by them). Pursuant to the Securities Purchase Agreements with Castle Creek and Brush Creek, unless appropriate regulatory approvals are obtained, the Funds were each limited to purchasing no more than 24.9% of our total equity, and no more than 9.9% of any class of our voting securities. Pursuant to the Articles Supplementary to our Articles of Incorporation for Non-Voting Common Stock, each of the Funds is permitted to convert, or upon the written request of Bancorp 34 will convert, its shares of non-voting common stock to voting common stock at any time, provided that the Fund, together with its affiliates, own no more than 9.9% of our voting common stock.

Additionally, under the Securities Purchase Agreements with Brush Creek and Castle Creek, as long as each of Brush Creek or Castle Creek (together with their affiliates) owns at least 4.9% of our common stock then outstanding (the “minimum ownership interest”), each of Brush Creek and Castle Creek has the right to designate a representative reasonably acceptable to the Bancorp 34 and the Bank Boards of Directors. To the extent that Brush Creek or Castle Creek maintains the minimum ownership and does not have a representative appointed to the board of directors of Bancorp 34 or the Bank, or the board representative is unable to attend a board meeting, Brush Creek and Castle Creek have the right to appoint a representative to attend meetings of the boards of directors in a non-voting observer capacity. Bancorp 34 has agreed to use its reasonable efforts to have the board representative elected as a director of the company by the shareholders of the company and will solicit proxies for the board representative to the same extent as it does for any of its other nominees to the board. Each board member appointed is entitled to compensation and indemnification and insurance coverage in connection with his or her role as a board member to the same extent as other members of our boards of directors.

Each of Brush Creek’s and Castle Creek’s nominating right will terminate at such time as the applicable Fund owns less than 4.9% of our common stock. Mr. Ahern currently serves as the Brush Creek representative on Bancorp 34’s and the Bank’s Boards of Directors. See “Management—Board of Directors—Kevin Ahern” for Mr. Ahern’s biography. Mr. Cohn currently serves as the Castle Creek representative on Bancorp 34’s and the Bank’s Boards of Directors. See “Management—Board of Directors—Spencer Cohn” for Mr. Cohn’s biography.

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

Director Independence

Our securities are not listed on a national securities exchange or any inter-dealer quotation system which has a requirement that a majority of directors be independent. Our board has undertaken a review of the independence of each director on the Bancorp 34 board of directors under the standards for director independence set forth in the NASDAQ Marketplace Rules. Under these rules, our board has affirmatively determined that Ms. Ralls, Mr. Ahern, Mr. Cohn, Mr. Decker, Mr. Assenmacher and Mr. Rabon are “independent directors.” We have determined that Messrs. Crotty and Webster do not qualify as independent directors because they are executive officers of both Bancorp 34 and Southwest Heritage Bank (in the case of Mr. Crotty) and of Southwest Heritage Bank (in the case of Mr. Webster).

Item 14. Principal Accounting Fees and Services

We have paid or expect to pay the following fees to Plante & Moran, PLLC for work performed in 2023 and 2024 or attributable to the audit of our 2023 and 2024 consolidated financial statements:

Type of Fees	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023
Audit Fees	$403,016	428,299
Audit-Related	[-]	[-]
Tax Fees	[-]	[-]
All Other Fees	[-]	[-]
TOTAL FEES	$403,016	428,299

Audit Fees. Audit fees for 2024 include fees for the audit of the 2024 financial statements, review of the 10K, opening balance sheet audit of an acquired entity, and procedures around business combination accounting. Audit fees for 2023 include actual fees for the 2023 audit of the financial statements and review of the 10K as well as additional services associated with our S-4 registration statement, including the performance of all comparable period interim reviews during the year and issuance of consents.

Audit-Related Fees. There were no audit related fees for 2024 or 2023.

Tax Fees. There were no tax fees for 2024 or 2023.

All Other Fees. There were no other fees for 2024 or 2023.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and between Bancorp 34, Inc. and CBOA Financial, Inc. dated as of April 27, 2023 (incorporated by reference to Annex A of the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).**

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated December 21, 2023, by and between Bancorp 34, Inc. and CBOA Financial, Inc. to Agreement and Plan of Merger dated April 27, 2023 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File no. 333-273901) filed with the SEC on December 22, 2023).**

3.1	Articles of Incorporation of Bancorp 34, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).

3.2	Articles of Revival of Bancorp 34, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).

3.3	Articles Supplementary of Bancorp 34, Inc. for Series A Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).

3.4	Articles Supplementary of Bancorp 34, Inc. for Non-Voting Common Stock (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).

3.5	Bylaws of Bancorp 34, Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).

4.1	Form of common stock certificate of Bancorp 34, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).

4.2	Bancorp 34, Inc. will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant.

4.3	Form of Registration Rights Agreement by and among Bancorp 34 and the parties signatories thereto (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).

10.1	Employment Agreement dated as of June 20, 2020 by and among James T. Crotty and Bank 34 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

10.2	Amendment Number One to the Employment Agreement dated as of December 16, 2020 by and among James T. Crotty and Bancorp 34, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

10.3	Bancorp 34, Inc. and Bank 34 Amendment to Employment Agreement dated as of April 1, 2022 by and amount James T. Crotty, Bank 34 and Bancorp 34, Inc (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

10.4	Employment Agreement dated as of April 27, 2023 by and between Bank 34 and James Crotty (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

10.5	Change in Control Agreement dated as of January 9, 2017 by and between Bancorp 34, Inc. and Kimberly Yacuel (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

10.6	Bancorp 34, Inc. & Bank 34 Amendment to Change in Control Agreement dated as of April 1, 2022 by and between Bancorp 34, Inc., Bank 34 and Kimberly Yacuel (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

10.7	Change in Control Agreement dated as of April 27, 2023 by and between Bank 34 and Kim Yacuel (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

10.8	Change in Control Agreement dated as of April 27, 2023 by and between Bank 34 and Kevin Vaughn (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+
139

Exhibit No.	Description

10.9	Bancorp 34, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

10.10	Bancorp 34, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

10.11	Form of Bancorp 34, Inc. Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

10.12	Form of Bancorp 34, Inc. Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).+

10.13	Form of Securities Purchase Agreement by and among Bancorp 34 and the parties signatories thereto (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).**

10.14	Employment Agreement by and between Bank 34 and Ciaran McMullan dated as of April 1, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-k (File No. 001-37912) filed with the SEC on April 5, 2024). +

10.15	Separation and Release Agreement by and among Southwest Heritage Bank, Bancorp 34, Inc. and James Crotty dated as of April 18, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-k (File No. 001-37912) filed with the SEC on April 24, 2024). +

10.16	Employment Agreement by and between Bank 34 and Chris Webster dated as of April 27, 2023 (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q (File No. 001-37912) filed with the SEC on May 15, 2024). +

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report 10-K (File No. 001-37912) Filed with the SEC on April 8, 2024).

21.1	Subsidiaries of Bancorp 43, Inc (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-4 (File No. 333-273901) filed with the SEC on August 11, 2023).

24.1	Power of Attorney (included on Signature Page).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	line XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Annexes, schedules, and exhibits have been omitted pursuant to item 601(b)(2) of Regulation S-K. Bancorp 24 agrees to furnish supplementally a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.
+	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Scottsdale, Arizona, on March 6, 2025.

BANCORP 34, INC. (Registrant)

By:	/s/ Ciaran McMullan
Ciaran McMullan
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ciaran McMullan and Kevin Vaughn, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ Ciaran McMullan	Director and Chief Executive Officer	March 6, 2025
	Ciaran McMullan	(Principal Executive Officer)

By:	/s/ Kevin Vaughn	Senior Vice President and Chief Financial	March 6, 2025
	Kevin Vaughn	Officer (Principal Financial and Accounting Officer)

By:	/s/ Kevin W. Ahern	Director	March 6, 2025
Kevin W. Ahern

By:	/s/ Bill Assenmacher	Director	March 6, 2025
Bill Assenmacher

By:	/s/ Spencer T. Cohn	Director	March 6, 2025
Spencer T. Cohn

By:	/s/ Robert Decker	Director	March 6, 2025
Robert Decker

By:	/s/ Randal L. Rabon	Director	March 6, 2025
Randal L. Rabon

By:	/s/ Elaine E. Ralls	Director	March 6, 2025
Elaine E. Ralls

By:	/s/ Chris Webster	Director	March 6, 2025
Chris Webster

